Form 10-K
period 2021-01-30
L Brands, Inc.
filed 2021-03-19
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2021
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
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was: $5,687,395,135.
Number of shares outstanding of the registrant’s Common Stock as of March 12, 2021: 278,814,447.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS.
General
L Brands, Inc. ("we” or the "Company") operates the Bath & Body Works, Victoria's Secret and PINK retail brands in the highly competitive specialty retail business. Founded in 1963 in Columbus, Ohio, we have evolved from an apparel-based specialty retailer to a segment leader focused on home fragrance products, body care, soaps and sanitizers, women’s intimate and other apparel, and personal and beauty care products. We sell our merchandise through company-operated specialty retail stores in the United States ("U.S."), Canada and Greater China, through international franchise, license and wholesale partners (collectively, "partners") and through websites worldwide.
We are committed to establishing our Bath & Body Works business as a pure-play public company and are taking the necessary steps to prepare the Victoria's Secret business, including PINK, to operate as a separate standalone company. Our Board of Directors (the "Board") is currently evaluating all options, including a potential spin-off of the Victoria’s Secret business into a public company or a private sale of the business.
Segment Reporting
In the third quarter of 2020, we changed our segment reporting as a result of leadership changes and restructuring actions taken to facilitate the ongoing efforts to separate Bath & Body Works and Victoria’s Secret into separate businesses. We now have two reportable segments: Bath & Body Works and Victoria’s Secret. Accordingly, we will no longer report a Victoria’s Secret and Bath & Body Works International segment as these businesses are now included with their respective brand. Additionally, the Bath & Body Works and Victoria’s Secret segments now include sourcing and production functions (formerly known as Mast) and certain other corporate functions that directly support each brand. These functions were previously included within Other. While this reporting change did not impact our consolidated results, the segment data has been recast to be consistent for all periods presented.
For additional information, including the financial results of our reportable segments, see Note 20 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
Bath & Body Works
Bath & Body Works, which sells products under the Bath & Body Works, White Barn, C.O. Bigelow and other brand names, is one of the leading specialty retailers of body care, home fragrance products, soaps and sanitizers. We operate more than 1,735 Bath & Body Works stores in the U.S. and Canada and online at www.BathandBodyWorks.com. Additionally, Bath & Body Works has more than 285 stores in more than 30 other countries operating under franchise, license and wholesale arrangements.
Victoria’s Secret
Victoria’s Secret, including PINK, is a specialty retailer of women's intimate and other apparel with fashion-inspired collections and prestige fragrances. We operate more than 930 Victoria’s Secret and PINK stores in the U.S., Canada and Greater China as well as online at www.VictoriasSecret.com and www.PINK.com. Additionally, Victoria’s Secret and PINK have more than 455 stores in more than 70 countries operating under franchise, license and wholesale arrangements.
Impacts of COVID-19
In March 2020, the spread of a novel coronavirus ("COVID-19") was declared a global pandemic by the World Health Organization. This pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, and led to significant travel and transportation restrictions, including mandatory closures and orders to “shelter-in-place.” The actions that governments around the world have taken to contain the spread of COVID-19 have resulted in a period of disruption, including closure of our stores, limited store operating hours, reduced customer traffic and consumer spending and delays in manufacturing and shipping of products and raw materials. During this period, we are focused on protecting the health and safety of our customers, employees, contractors, suppliers and other business partners. We are also working with our suppliers to minimize potential disruptions, while managing our business in response to a changing dynamic. There remains a high level of uncertainty around the pandemic and the potential for further restrictions.
Our business operations and financial performance for 2020 were materially impacted by the COVID-19 pandemic. During the COVID-19 pandemic, our first priority was and continues to be the safety of our associates and customers. All of our stores in North America were closed on March 17, 2020, but we were able to re-open the majority of our stores as of the beginning of the third quarter of 2020. We adopted new operating models in our stores that focused on providing a safe shopping experience. We followed capacity limitations that ranged from 25% to 50% of normal, reduced store operating hours, closed fitting rooms at Victoria's Secret stores, added registers to promote social distancing and invested in increased labor to accommodate capacity restrictions and new cleaning protocols and in personal protective equipment for our employees. At Bath & Body Works, we launched Buy Online Pick Up In Store ("BOPIS") capabilities in some locations and are able to operate stores as BOPIS Only in jurisdictions that do not permit open shopping. We will continue to follow local laws to ensure a safe environment.
We are engaged in maximizing our direct businesses while focusing on distribution, fulfillment and call center safety during the pandemic. Bath & Body Works Direct, which remained open for the duration of fiscal 2020, grew sales by 109% to $2.003 billion. Although operations for Victoria’s Secret Direct were temporarily suspended for approximately one week in late March 2020, sales grew 31% in fiscal 2020 to $2.223 billion. We have dedicated resources to maximize our fulfillment capacity to meet the significant increase in digital demand, and as a result are achieving record productivity while maintaining standard delivery times despite fulfillment and shipping capacity constraints.
In response to the global COVID-19 crisis, we took prudent actions to manage expenses and to maintain our solid cash position and financial flexibility. We:
•Furloughed most store associates as of April 5, 2020 during the temporary store closures, while continuing to provide healthcare benefits for eligible associates;
•Suspended associate merit increases;
•Temporarily reduced salaries for senior vice presidents and above by 20%;
•Temporarily suspended cash compensation for all members of the Board of Directors;
•Reduced fiscal 2020 capital expenditures from an original forecast of $550 million to $228 million;
•Actively managed inventory to adjust for the impact of channel shifts to meet customer demand;
•Temporarily suspended the quarterly cash dividend beginning in the second quarter of fiscal 2020;
•Suspended many store and select office rent payments during the temporary closures. We completed negotiations with the majority of landlords, leading to a combination of rent waivers or abatements relating to closure periods, rent relief relating to the post-reopening “recovery” period given traffic declines, and rent deferrals;
•Converted the revolving credit facility to an asset-backed loan facility, issued $2.25 billion in new notes and extinguished $1.259 billion of notes primarily with near-term maturities; and
•Extended payment terms to vendors.
As of January 30, 2021, we had $3.9 billion in cash and cash equivalents with no outstanding borrowings on our asset-backed revolving credit facility (the “ABL Facility”).
Divestitures and Closure
Victoria's Secret U.K.
Due to challenging business results for Victoria's Secret in the United Kingdom ("U.K."), we entered into Administration in June 2020 to restructure store lease agreements and reduce operating losses in the Victoria's Secret U.K. business. In October 2020, we entered into a joint venture with Next PLC for the Victoria’s Secret business in the U.K. and Ireland. Under this agreement, we own 49% of the joint venture, and Next owns 51% and is responsible for operations. We account for our investment in the joint venture under the equity method of accounting. For additional information, see Note 5 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
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
Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31. As used herein, “2020,” “2019,” “2018” and "2016" refer to the 52-week periods ended January 30, 2021, February 1, 2020, February 2, 2019 and January 28, 2017, respectively. "2017" refers to the 53-week period ended February 3, 2018.

Real Estate
Company-operated Retail Stores
Our company-operated retail stores are located in shopping malls, lifestyle centers and off-mall locations in the U.S., Canada and Greater China. As a result of our strong brands and established retail presence, we have been able to lease high-traffic locations in most retail centers in which we operate.
The following table provides the number of our company-operated retail stores in operation for each brand as of January 30, 2021 and February 1, 2020:

	January 30, 2021	February 1, 2020
Bath & Body Works U.S.	1,633	1,637
Bath & Body Works Canada	103	102
Victoria’s Secret U.S.	846	1,053
Victoria’s Secret Canada	25	38
Victoria's Secret U.K. / Ireland	—	26
Victoria's Secret Beauty and Accessories Greater China	36	41
Victoria's Secret Greater China	26	23
Total	2,669	2,920

The following table provides the changes in the number of our company-operated retail stores operated for the past three fiscal years:

	Beginning of Year	Opened	Closed	Sold (a)	Transferred to Joint Venture (b)	End of Year
2020	2,920	53	(278)	—	(26)	2,669
2019	2,943	64	(87)	—	—	2,920
2018	3,075	88	(90)	(130)	—	2,943
_______________
(a)    Relates to the sale of the La Senza business. For additional information see Note 5 to the Consolidated Financial
    Statements included in Item 8. Financial Statements and Supplementary Data.
(b)    Relates to the Victoria's Secret U.K. joint venture with Next PLC. For additional information see Note 5 to the
Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
Franchise, License and Wholesale Arrangements
In addition to our company-operated stores, our products are sold at hundreds of partner locations and on partner websites in more than 70 countries. Revenue recognized under franchise and license arrangements generally consists of royalties earned and recognized upon sale of merchandise by franchise and license partners to retail customers. Revenue is generally recognized under wholesale and sourcing arrangements at the time the title passes to the partner. We continue to increase the number of locations under these types of arrangements as part of our international expansion.

The following table provides the number of our international stores operated by our partners for each business as of January 30, 2021 and February 1, 2020:

	January 30, 2021	February 1, 2020
Bath & Body Works	288	278
Victoria’s Secret Beauty and Accessories	338	360
Victoria’s Secret	120	84
Total	746	722
Our Strengths
We believe the following competitive strengths contribute to our leading market position, differentiate us from our competitors and will drive future growth:
Industry Leading Brands
We have developed and operate brands that allow us to target markets across the economic spectrum, across demographics and across the world. We believe that our three brands, Bath & Body Works, Victoria's Secret and PINK, are highly recognizable, which provides us with a competitive advantage.
•Bath & Body Works caters to our customers’ entire well-being, providing shower gels and lotions, aromatherapy, home fragrance, soaps and sanitizers and body care accessories.
•At Victoria’s Secret, we market fashionable product lines to our customers. While bras and panties are the core of what we do, this brand also gives our customers choices in beauty products, fragrances, sleepwear, loungewear, athletic attire, swimwear and personal care accessories.
•At PINK, we market products to the college-aged woman. While bras and panties are the core of what we do, this brand also gives our customers choices in apparel, loungewear, athletic attire, swimwear and accessories.
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
Product Development, Sourcing and Logistics
We believe a large part of our success comes from frequent and innovative product launches, which include new fragrance and other product launches at Bath & Body Works, and bra launches at Victoria’s Secret and PINK. Our merchant, design and sourcing teams have a long history of bringing innovative products to our customers. Additionally, we believe that our sourcing and production functions have a long and deep presence in the key sourcing markets including those in the U.S. and Asia, which helps us partner with the best manufacturers to get high-quality products quickly.
Experienced and Committed Management Team
Our senior management team has a wealth of retail and business experience at L Brands, Inc. and other companies such as The Gap, Banana Republic, Ann Taylor, Loft, The Home Depot, Yum Brands, Ross Stores, Abercrombie & Fitch and Boots. We believe that we have one of the most experienced management teams in retail.

Additional Information
Merchandise Vendors
During 2020, we purchased merchandise from approximately 320 vendors located throughout the world. No vendor provided 10% or more of our merchandise purchases.
Distribution and Merchandise Inventory
A substantial portion of our merchandise is shipped to our distribution centers in the Columbus, Ohio area. Additionally, we use third-party operated distribution centers located throughout North America to distribute our merchandise. We use a variety of shipping terms that result in the transfer of title of the merchandise at either the point of origin or point of destination.
Our policy is to maintain sufficient quantities of inventories on hand in our retail stores and distribution centers to enable us to offer customers an appropriate selection of current merchandise. We emphasize rapid turnover and take markdowns as required to keep merchandise fresh and current.
We are actively managing our inventory to adjust for the impacts of COVID-19, including store closures, channel shifts, product category shifts and meeting customer demand. The current environment requires unprecedented agility, and we are leveraging the speed that we have in our supply chain, our close partnerships with our suppliers and the capabilities of our sourcing, production and logistics teams to respond quickly.
Information Systems
Our management information systems consist of a full range of retail, financial and merchandising systems. The systems include applications related to point-of-sale, e-commerce, merchandising, planning, sourcing, logistics, inventory management, data security and support systems including human resources and finance.
Seasonal Business
Our operations are seasonal in nature and consist of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). The fourth quarter, including the holiday season, typically accounts for approximately one-third of our net sales and is our most profitable quarter. Accordingly, cash requirements are highest in the third quarter as our inventories build in advance of the holiday season.
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
Competition
The sale of home fragrance products, body care, soaps and sanitizers, women’s intimate and other apparel, and personal and beauty care products is a highly competitive business with numerous competitors, including individual and chain specialty stores, department stores, online retailers and discount retailers. Brand image, presentation, marketing, design, price, service, fulfillment, assortment and quality are the principal competitive factors.

Human Capital Management
L Brands Human Capital
At L Brands, our purpose goes beyond selling product. We work to foster a safe, welcoming and empowering workplace for our thousands of associates around the globe and are truly making a difference in our communities.
The Company has a Human Capital and Compensation Committee that oversees the Company’s programs, policies, practices and strategies relating to culture, talent diversity, inclusion and equal employment opportunities as well as the Company’s executive compensation plans.
Workforce Demographics
As of January 30, 2021, we employed approximately 92,300 associates, 69,900 of whom were part-time. In addition, temporary associates are hired during peak periods, such as the holiday season. Approximately 85% of our associates work in our stores, 5% in distribution centers with the balance in home office and call centers.
Through our brands, we are focused on women. Women fill roles from our stores to our Board room. As of January 30, 2021, women make up 89% of our workforce and 50% of our Board members.
Focus on Inclusion
We focus on recruiting, retaining and advancing diverse talent that reflects the customers we serve and the communities where we live and work. By continuing to encourage a workplace environment where diversity and inclusion are valued, we believe we can serve our customers better, as well as retain highly talented associates, suppliers and vendors of different backgrounds and experiences.
Led by our Office of Inclusion and with oversight from the Human Capital and Compensation Committee, the enterprise has built an inclusion strategy with five key pillars:
•Increase the diversity of candidate slates and hires for all roles.
•Develop, deploy and ensure completion of required learning at all levels bringing awareness and education to associates on diversity, equity and inclusion.
•Improve retention of diverse associates at all levels. Monitor culture change and employee satisfaction through survey results.
•Increase volunteerism and giving to organizations targeting racial equity and social justice.
•Increase spend with minority-owned third-party companies.
More than 99% of our associates have completed training on our strategic vision for diversity and inclusion which includes lessons on bias, equity and conscious inclusion. The training emphasizes both the Company’s and associates’ responsibility to build an inclusive culture.
In addition, we have Inclusion Resource Groups that provide opportunity for associates to connect with one another around their shared passion for creating an inclusive workplace for all associates. These groups provide professional development for associates, support the needs of the business, help shape the culture of our company and volunteer in the community. We have over 1,400 associates participating in four Inclusion Resource Groups designed for associates who identify as, or are allies of, the following groups: Hispanic and Latinx, LGBTQ, Black and African American and women.
Commitment to Equitable and Competitive Wages
We are committed to equal opportunity and treatment for all associates which includes equal career advancement opportunities and equitable and competitive wages. We evaluate fairness in total compensation with reference to both internal and external comparisons. Our compensation programs are designed to link annual changes in compensation to overall Company performance, as well as each individual’s contribution to the results achieved. The emphasis on overall Company performance is intended to align the associates’ financial interests with the interests of shareholders.
Our investment in our workforce in 2020 included the expansion of participation in the short-term cash incentive compensation (IC) program to include all salaried associates in the home office, distribution or call centers beginning with the Fall 2020 season and going forward.

Commitment to Providing Quality Benefits
At L Brands, we offer competitive, performance-based compensation; a company-matched savings and retirement plan; and flexible and affordable health and wellness and lifestyle benefits. Subject to certain eligibility requirements, associates can choose benefits and resources that fit their lifestyle, including, but not limited to, 14 weeks paid maternity leave, 6 weeks paid paternal leave, tuition reimbursement, free access to life planning services and generous L Brands merchandise discount.
Associate Development
We are committed to investing in all our associates. We provide diverse learning opportunities and challenging work experiences. We believe that associates can reach their career goals through multiple roles, career paths and locations around the world. We offer a variety of enrichment experiences for those joining us as interns, new graduates, in mid-career or as a capstone to a career. Examples include:
•Development Days: Dedicated time to advance technical, creative or business skills.
•Leadership Development: Courses for associates in management positions to build critical skills and grow as effective leaders.
•Merchant-in-Training Program: Immersive program to learn the craft both on the job and from experts in the classroom.
•Onboarding: Dedicated time to learn the business and to form important relationships for mentoring and development.
•Tuition Assistance: Reimbursement of 80 percent of eligible tuition expenses, up to $3,000 per calendar year.
Safety is Our Priority
Health and safety of our associates, customers and vendors is our highest priority. We provide safe and clean facilities, comply with all applicable workplace safety laws and have global safety policies and procedures to protect from avoidable injury.
In response to COVID-19, we implemented robust safety protocols to protect associates working in our distribution centers, stores and home offices. Associates whose work can be done remotely are working from home. For associates who are working in our stores, offices and distribution centers, we are utilizing COVID-19 safety measures developed to align with CDC guidelines.
Code of Conduct
We have a written Code of Conduct that is based on our values and is a resource where associates can find information that defines behaviors that are acceptable and those that are not. We conduct an annual Code of Conduct compliance process which requires associates to complete a Code of Conduct disclosure and a separate training course.
We maintain an Ethics Hotline 24 hours a day, 7 days a week where associates may anonymously report potential instances of unethical conduct and potential violations of law or company policies.
Executive Officers of Registrant
To navigate our business transformation, and manage the COVID-19 crisis, our Board prioritized establishing a leadership team that will address the challenges facing the business and position our brands for success, resulting in changes at the most senior executive levels. In May, our founder, Leslie H. Wexner stepped down as Chief Executive Officer ("CEO") and Chairman of the Board of L Brands, remaining a member of the Board as Chairman Emeritus. Andrew M. Meslow, previously CEO of Bath & Body Works, was named CEO of L Brands and joined the Board. Stuart B. Burgdoerfer, Chief Financial Officer of L Brands, took on the added role of interim CEO for Victoria's Secret. On March 18, 2021, we announced that Leslie H. Wexner would not stand for reelection to the Board at the annual shareholders’ meeting in May 2021.
In June 2020, Charles C. McGuigan left his role as Chief Operating Officer of L Brands and CEO and President of Mast Global. In September, Julie B. Rosen was hired as President at Bath & Body Works to lead the development of products across all categories. In October, Shelley B. Milano left her role as Chief Human Resources Officer of L Brands, allowing for separate human resources leadership teams for each of Bath & Body Works and Victoria's Secret going forward. Deon N. Riley joined L Brands in December to fill the Chief Human Resources Officer role for L Brands and Bath & Body Works, and Laura Miller joined L Brands in November to fill the Chief Human Resources Officer role for Victoria's Secret.
Following these changes, as of the end of fiscal 2020, our named executive officers are as follows:
•Andrew M. Meslow, 51, has been our Chief Executive Officer since May 2020 and has had senior leadership positions with Bath & Body Works since 2005. Mr. Meslow, who joined L Brands in 2003, has 29 years of experience in the retail industry, including previous roles at Ann Taylor and Banana Republic;
•Stuart B. Burgdoerfer, 57, has been our Executive Vice President and Chief Financial Officer since April 2007, served in senior leadership positions with the Company from 1998 to 2004 and has previous retail experience with The Home Depot, Inc.;

•James L. Bersani, 62, has been our President of Real Estate since March 2014 and has led our real estate function since April 2006. Mr. Bersani has held a variety of roles in the real estate department with increasing leadership since joining L Brands in 1986;
•Julie B. Rosen, 55, has been our President of Bath & Body Works since September 2020. Prior to joining L Brands, Ms. Rosen ran her own retail consulting business with clients including Nike, Theory and Bare Escentuals and has prior retail experience at Banana Republic, Gap, Ann Taylor and Loft; and
•Deon N. Riley, 53, has been our Chief Human Resources Officer since December 2020. Ms. Riley joined L Brands from Ross Stores and served in leadership roles at Abercrombie & Fitch.
In February 2021, we announced Mr. Burgdoerfer's intention to retire from the Company effective in August 2021. Mr. Burgdoerfer will continue to serve as the Company's Chief Financial Officer until his retirement, but no longer serves as the interim CEO for Victoria’s Secret. Upon the announcement of Mr. Burgdoerfer's planned retirement, Martin Waters was promoted to CEO of Victoria's Secret.
Recent Developments
On February 20, 2020, we and an affiliate of Sycamore Partners Management, L.P. ("Sycamore"), entered into a Transaction Agreement (the "Transaction Agreement") pursuant to which, among other things, the Company would have sold a 55% interest in the Company's Victoria's Secret and PINK businesses. On May 4, 2020, we and Sycamore mutually agreed to terminate the Transaction Agreement.
During 2020, we took a number of important steps to improve performance at Victoria's Secret and to prepare Bath & Body Works and Victoria's Secret to operate as separate standalone companies. All options, including a spin-off of the Victoria’s Secret business into a public company or a private sale of the business, are being evaluated.
On March 12, 2021, we announced actions we are taking to further enhance shareholder value and decrease leverage. Our Board of Directors authorized the following:
•A reduction in our debt that will be effected by a make whole call to repurchase the remaining $285 million of outstanding notes due February 2022 and the $750 million of outstanding secured notes due July 2025. This make whole call was issued on March 12, 2021 and we anticipate using approximately $1.1 billion in cash to complete the debt repurchase;
•A new $500 million share repurchase plan, which replaces the $79 million remaining under the March 2018 repurchase program; and
•A reinstatement of our annual dividend at $0.60 per share, beginning with the quarterly dividend to be paid in June 2021.
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
•the novel coronavirus (COVID-19) global pandemic has had and is expected to continue to have an adverse effect on our business and results of operations;
•the seasonality of our business;
•divestitures or other dispositions, including any sale or spin-off of Victoria’s Secret and related operations and contingent liabilities from businesses that we have divested;
•difficulties arising from turnover in company leadership or other key positions;
•our ability to attract, develop and retain qualified associates and manage labor-related costs;
•the dependence on mall traffic and the availability of suitable store locations on appropriate terms;
•our ability to grow through new store openings and existing store remodels and expansions;
•our ability to successfully operate and expand internationally and related risks;
•our independent franchise, license and wholesale partners;
•our direct channel businesses;
•our ability to protect our reputation and our brand images;
•our ability to attract customers with marketing, advertising and promotional programs;
•our ability to maintain, enforce and protect our trade names, trademarks and patents;
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
•significant health hazards or pandemics, which could result in closed factories, reduced workforces, scarcity of raw materials, and scrutiny or embargoing of goods produced in infected areas;
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
•fluctuations in energy costs;
•increases in the costs of mailing, paper, printing or other order fulfillment logistics;
•claims arising from our self-insurance;
•our and our third-party service providers' ability to implement and maintain information technology systems and to protect associated data;
•our ability to maintain the security of customer, associate, third-party and company information;
•stock price volatility;
•our ability to pay dividends and related effects;
•shareholder activism matters;
•our ability to maintain our credit rating;
•our ability to service or refinance our debt and maintain compliance with our restrictive covenants;
•our ability to comply with laws, regulations and technology platform rules or other obligations related to data privacy and security;
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
Risks related to our business:
Our net sales, profit results and cash flows are sensitive to, and may be affected by, general economic conditions, consumer confidence, spending patterns, significant health hazards or pandemics, weather or other market disruptions.
Our net sales, profit, cash flows and future growth may be affected by negative local, regional, national or international political or economic trends or developments that reduce the consumers’ ability or willingness to spend, including the effects of national and international security concerns such as war, terrorism or the threat thereof. In addition, market disruptions due to natural disasters, significant health hazards or pandemics, or other major events or the prospect of these events could also impact consumer spending and confidence levels. Extreme weather conditions in the areas in which our stores are located, particularly in markets where we have multiple stores, could adversely affect our business. Purchases of our products may decline during periods when economic or market conditions are unsettled or weak. In such circumstances, we may increase the number of promotional sales, which could have a material adverse effect on our results of operations, financial condition and cash flows.
The decision by the U.K. to leave the European Union (commonly referred to as “Brexit”) has increased the uncertainty in the economic and political environment in Europe. On December 24, 2020, the U.K. and EU reached a post-Brexit Trade and Cooperation Agreement that contains new rules governing the new relationship between the U.K. and the EU, including with respect to trade, travel and immigration among other things. Our business in the U.K. may be adversely impacted by ongoing uncertainty, fluctuations in currency exchange rates, changes in trade policies, or changes in labor, immigration, tax, data privacy or other laws. Any of these effects, among others, could materially and adversely affect our business, results of operations, and financial condition.
The novel coronavirus global pandemic has had and is expected to continue to have an adverse effect on our business and results of operations.
In March 2020, the coronavirus pandemic was declared a global pandemic by the World Health Organization. This pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, and led to significant travel and transportation restrictions, including mandatory closures and orders to “shelter-in-place.” The actions that governments around the world have taken to contain the spread of COVID-19 have resulted in a period of disruption, including closure of our stores, limited store operating hours, reduced customer traffic and consumer spending and delays in manufacturing and shipping of products and raw materials. During this period, we are focused on protecting the health and safety of our customers, employees, contractors, suppliers, and other business partners. We are also working with our suppliers to minimize potential disruptions, while managing our business in response to a changing dynamic. Our business operations and financial performance for 2020 have been materially impacted by the COVID-19 pandemic. All of our stores in North America were closed on March 17, 2020 and almost all remained closed as of the beginning of the second quarter. We reopened our stores by the end of the second quarter 2020 in accordance with local restrictions and where we believed we could provide for the safety and well-being of our employees and customers. Due to the uncertainty of COVID-19 and the speed at which the pandemic continues to impact our markets, we are continuing to assess the situation, including government-imposed restrictions, market by market.
We are unable to accurately predict the full impact that COVID-19 will have on our operations going forward due to uncertainties which will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration and spread of the COVID-19 pandemic, actions taken to limit the spread, and the public’s willingness to comply with such actions, the availability and efficacy of a vaccine and positive treatments for COVID-19, and the impact of governmental regulations that might be imposed in response to the pandemic. Numerous state and local jurisdictions have imposed, and others in the future may impose, shelter-in-place orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders, restrictions and changes in consumer behavior have negatively impacted our operations, especially in our stores. In addition to these more near-term impacts, we are unable to accurately predict the full impact COVID-19 will have on our longer-term operations as well, particularly with respect to our current mix of merchandise offerings, event-based categories and store traffic trends.
To the extent COVID-19 adversely affects our business, operations, financial condition and operating results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness.
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
The proposed separation of the Victoria’s Secret business and related operations could negatively impact our business, and contingent liabilities from the divestiture of such business could adversely affect our financial position and results of operations.
On February 4, 2021, we announced that we are currently targeting August 2021 to complete the separation of the Victoria’s Secret and Bath & Body Works businesses. We are considering all options, including a spin-off of the Victoria’s Secret business into a public company or a private sale of the Victoria’s Secret business. The separation poses risks and challenges that could negatively impact our business. For example, we may be unable to do so on satisfactory terms within our anticipated timeframe or at all, and unanticipated developments could delay, prevent or otherwise adversely affect any such separation, including but not limited to market disruptions in general or financial market conditions or potential problems or delays in obtaining various regulatory and tax approvals or clearances. In addition, the separation may dilute our earnings per share, have other adverse financial and accounting impacts and distract management. In addition, we may be required to indemnify buyers or any spun-off entity against known and unknown contingent liabilities in connection with the separation of the Victoria’s

Secret business. The resolution of these contingencies may have a material effect on our financial position and results of operations. Uncertainty about the effect of the separation of the Victoria’s Secret business on employees, commercial partners and vendors may have an adverse effect on us. These uncertainties may impair our ability to retain and motivate key personnel and could cause commercial partners, vendors and others that deal with us to defer or decline entering into contracts with us or seek to change existing business relationships with us. In addition, if key employees depart because of uncertainty about their future roles and the potential complexities of any potential separation of Victoria’s Secret, our business could be harmed. If we are unable to separate the Victoria’s Secret business, we will continue to be subject to the risks of operating such business. We may incur significant expenses and challenges in connection with the separation of the Victoria’s Secret business, which may include expenses and challenges related to the separation of Victoria's Secret from our current information technology environment. In addition, we may not be able to achieve the full strategic and financial benefits that are expected to result from such separation and the anticipated benefits of such separation are based on a number of assumptions, some of which may prove incorrect.
Retained or contingent liabilities from businesses that we divest could adversely affect our financial results.
In the fourth quarter of 2018, we completed the sale of La Senza to an affiliate of Regent LP, a global private equity firm. As a result of the La Senza divestiture, we may incur unexpected contingent liabilities, including with respect to leases assumed by the buyer. Our divestiture activities may also present financial and operational risks. Those risks may include difficulties separating personnel, financial and other systems, and indemnities and potential disputes with the buyer. Any of these factors could adversely affect our financial condition and results of operations.
Turnover in company leadership or other key positions may have an adverse impact on company performance.
We may experience further changes in key leadership or key positions in the future. The departure of key leadership personnel can result in the loss of significant knowledge and experience. This loss of knowledge and experience can be mitigated through successful hiring and transition, but there can be no assurance that we will be successful in such efforts. Attracting and retaining qualified senior leadership may be more challenging under adverse business conditions. Failure to attract and retain the right talent, or to smoothly manage the transition of responsibilities resulting from such turnover, could affect our ability to meet our challenges and may cause us to miss performance objectives or financial targets or disrupt our relationships with our customers.
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
Our international operations and our plans for international expansion include risks that could impact our results and reputation.
We intend to continue to operate internationally and further expand into international markets, including mainland China, through partner arrangements and/or company-operated stores. The risks associated with international markets include difficulties in attracting customers due to a lack of customer familiarity with our brands, our lack of familiarity with local customer preferences and seasonal differences in the market. Any of these difficulties may lead to disruption in the overall timing of our international expansion efforts or increased costs. Further, entry into other markets may bring us into competition with new competitors or with existing competitors with an established market presence. Other risks include general economic conditions in specific countries or markets, volatility in the geopolitical landscape, restrictions on the repatriation of funds held internationally, disruptions or delays in shipments, occurrence of significant health hazards or pandemics, changes in diplomatic and trade relationships, political instability and foreign governmental regulation. Such expansions will also have upfront investment costs that may not be accompanied by sufficient revenues to achieve typical or expected operational and financial performance.

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
We have global representation through independently owned stores operated by our partners. Although we have criteria to evaluate and select prospective partners, the level of control we can exercise over our partners is limited, and the quality and success of their operations may be diminished by any number of factors beyond our control. For example, our partners may not have the business acumen or financial resources necessary to successfully operate stores in a manner consistent with our standards and may not hire and train qualified store managers and other personnel. Further, we have no control as to whether our partners comply with federal and local law. Our brand image and reputation may suffer materially, and our sales could decline if our partners do not operate successfully. These risks could have an adverse effect on our results of operations, financial condition and cash flows.
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
Failure to comply with or the perception that the Company has failed to comply with ethical, social, product, labor, privacy and environmental standards, or related political considerations, could also jeopardize our reputation and potentially lead to various adverse consumer actions, including boycotts. Failure to comply with local laws and regulations, to maintain an effective system of internal controls, to maintain the security of customer, associate, third-party and company information or to provide accurate and timely financial statement information could also hurt our reputation. Damage to our reputation or loss of consumer confidence for any of these or other reasons could have a material adverse effect on our results of operations, financial condition and cash flows, as well as require additional resources to rebuild our reputation.
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
Our ability to adequately maintain, enforce and protect our trade names, trademarks and patents could have an impact on our brand images and ability to penetrate new markets.
We believe that our trade names, trademarks and patents are important assets and an essential element of our strategy. We have obtained or applied for federal registration of these trade names, trademarks and patents and have applied for or obtained registrations in many foreign countries. There can be no assurance that we will obtain such registrations or that the registrations we obtain will prevent the imitation of our products or infringement or other violation of our intellectual property rights by others. In particular, the laws of certain foreign countries may not protect proprietary rights to the same extent as the laws of the U.S. If any third-party copies our products or our stores in a manner that projects lesser quality or carries a negative connotation, it could have a material adverse effect on our brand image and reputation as well as our results of operations, financial condition and cash flows.
Third parties may assert rights in or ownership of our trademarks and other intellectual property rights, or trademarks that are similar to our trademarks, or claim that we are infringing, misappropriating or otherwise violating their intellectual property rights. We may be unable to successfully resolve these type of conflicts to our satisfaction and may be required to enter into costly license agreements, be required to pay significant royalty, settlements costs or damages, required to rebrand our products and/or be prevented from selling some of our products.
Our ability to compete favorably in our highly competitive segment of the retail industry could impact our results.
The retail industry is highly competitive. We compete for sales with a broad range of other retailers, including individual and chain specialty stores, department stores and discount retailers. In addition to the traditional store-based retailers, we also compete with direct marketers or retailers that sell similar lines of merchandise and who target customers through online channels. Brand image, marketing, design, price, service, assortment, quality, image presentation and fulfillment are all competitive factors in both the store-based and online channels.
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
Increased competition, combined with declines in mall and/or online website traffic, could result in price reductions, increased marketing expenditures and loss of pricing power and market share, any of which could have a material adverse effect on our results of operations, financial condition and cash flows.

Our ability to manage the life cycle of our brands and to remain current with fashion trends and launch new product lines successfully could impact the image and relevance of our brands.
Our success depends in part on management’s ability to effectively manage the life cycle of our brands and to anticipate and respond to changing fashion preferences and consumer demands and to translate market trends into appropriate, salable product offerings in advance of the actual time of sale to the customer. We are dependent on certain product categories, and a decline in consumer demand in these product categories could negatively effect on our results of operations, financial condition and cash flows. Customer demands and fashion trends change rapidly. If we are unable to successfully anticipate, identify or react to changing styles or trends or we misjudge the market for our products or any new product lines, our sales will be lower, potentially resulting in significant amounts of unsold inventory. In response, we may be forced to increase our marketing promotions or price markdowns. These risks could have a material adverse effect on our brand image and reputation as well as our results of operations, financial condition and cash flows.
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
We also face a variety of other risks generally associated with doing business on a global basis. For example:
•political instability, environmental hazards or natural disasters which could negatively affect international economies, financial markets and business activity;
•significant health hazards or pandemics, which could result in closed factories, reduced workforces, scarcity of raw materials, and scrutiny or embargoing of goods produced in infected areas;
•imposition of new or retaliatory trade duties, sanctions or taxes and other charges on imports or exports;
•evolving, new or complex legal and regulatory matters;
•volatility in currency exchange rates;
•local business practice and political issues (including issues relating to compliance with domestic or international labor standards) which may result in adverse publicity or threatened or actual adverse consumer actions, including boycotts;
•potential delays or disruptions in shipping and transportation and related pricing impacts;
•disruption due to labor disputes; and
•changing expectations regarding product safety due to new legislation or other factors.
We also rely upon third-party transportation providers for substantially all of our product shipments, including shipments to and from our distribution centers, to our stores and to our customers. Our utilization of these delivery services for shipments is subject to risks, including increases in labor costs and fuel prices, which would increase our shipping costs, and associate strikes and inclement weather, which may impact our transportation providers’ ability to provide delivery services that adequately meet our shipping needs. Further, the rapid increase in demand for online shopping has led to increased pressure on the capacity of our fulfillment network.
For example, the COVID-19 global pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. The COVID-19 global pandemic resulted in the temporary shut-down of many of our supply chain facilities. The pandemic continues to have the potential to significantly impact our supply chain if the factories that manufacture our products, the distribution centers where we manage our inventory, or the operations of our logistics and other service providers are disrupted, temporarily closed or experience worker shortages. We may also see disruptions or delays in shipments and negative impacts to pricing of certain components of our products. In addition, the impact of COVID-19 on macroeconomic conditions may impact the proper functioning of financial and capital markets, foreign currency exchange rates, commodity prices, and interest rates. Even after the COVID-19 global pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future.

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
We may be impacted by increases in the cost of mailing, paper, printing or other order fulfillment logistics.
Postal rate increases and paper and printing costs will affect the cost of our order fulfillment and promotional mailings. We rely on discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting. Future paper and postal rate increases could adversely impact our earnings if we are unable to recover these costs or if we are unable to implement more efficient printing, mailing, delivery and order fulfillment systems. We may face unexpected costs in transportation, warehousing or other logistics-related services. These risks could have a material adverse effect on our results of operations, financial condition and cash flows.
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
We significantly rely on our and our third-party service providers' ability to implement and sustain information technology systems and to protect associated data and system availability.
Our success depends, in part, on the secure and uninterrupted performance of our and our third-party services providers' and vendors' information technology systems. Our information technology systems, as well as those of our service providers and vendors are vulnerable to damage, interruption or breach from a variety of sources, including cyberattacks, ransomware attacks, telecommunication failures, malicious human acts and natural disasters. Moreover, despite maintaining comprehensive measures, some of our systems, e-commerce environments, servers and those of our service providers and vendors are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Such incidents could disrupt our operations including our ability to timely ship and track product orders and project inventory requirements, and lead to interruptions or delays in our supply chain. Additionally, these types of problems could result in an actual or perceived breach of confidential customer, merchandise, financial, employee or other important information (including personal information), which could result in damage to our reputation, costly litigation, customer complaints, negative publicity, breach notification obligations, regulatory or administrative sanctions, inquiries, orders or investigations, indemnity obligations, damages for contract breach or penalties for violations of applicable laws or regulations. The increased use of smartphones, tablets and other mobile devices may also heighten these and other operational risks. Despite the precautions we have taken, unanticipated problems or events may nevertheless cause failures in, or unauthorized access to, our and our third-party services providers’ and vendors' information technology systems. Sustained or repeated system disruptions that interrupt our ability to process orders and deliver products to the stores, impact our customers’ ability to access our websites in a timely manner, or expose confidential customer information, merchandise, financial or other important information (including personal information) could have a material adverse effect on our results of operations, financial condition and cash flows.
In addition, from time to time, we make hardware, software and code modifications and upgrades to our information technology systems for point-of-sale, e-commerce, mobile apps, merchandising, planning, sourcing, logistics, inventory management and support systems including human resources and finance. Modifications involve replacing existing systems with successor systems, making changes to existing systems or acquiring new systems with new functionality. We are aware of inherent risks associated with replacing and modifying our information technology systems, including risks relative to data integrity and system disruptions. Information technology system disruptions or data corruption, if not anticipated and appropriately mitigated, could have a material adverse effect on our operations, financial condition and cash flows.
In addition to our own systems, networks and databases, we use third-party service providers to store, transmit and otherwise process certain of this information on our behalf, and our third-party service providers are subject to similar cybersecurity risks. Due to applicable laws and regulations or contractual obligations, we may be held responsible for any cybersecurity incident attributed to our service providers as they relate to the information we share with them or to which they are granted access. Although we contractually require these service providers to implement and maintain a standard of security (such as implementing reasonable measures), we cannot control third parties and cannot guarantee that a security breach will not occur in their systems.

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
While we train our associates and have implemented systems, processes and security measures to protect our physical facilities and information technology systems against unauthorized access and prevent data loss, there is no guarantee that these procedures are adequate to safeguard against all data security threats. Despite these measures, we may be vulnerable to targeted or random attacks on our systems that could lead to security breaches, phishing attacks, denial of service attacks, acts of vandalism, computer viruses, malware, ransomware, misplaced or lost data, programming and/or human errors or similar events. Our systems and facilities are also subject to compromise from internal threats, such as theft, misuse, unauthorized access or other improper actions by employees, third-party service providers and other third parties with otherwise legitimate access to our systems, website or facilities (which risks may be heightened as a result of work-from-home policies and technologies implemented in the wake of the COVID-19 pandemic). Furthermore, because the methods of cyber-attack and deception change frequently, are increasingly complex and sophisticated, and can originate from a wide variety of sources, including nation-state actors, despite our reasonable efforts to ensure the integrity of our systems and website, it is possible that we may not be able to anticipate, detect, appropriately react and respond to, or implement effective preventative measures against, all cybersecurity incidents.
We may be required to expend significant capital and other resources to protect against, respond to, and recover from any potential, attempted, or existing cybersecurity incidents. As cybersecurity incidents continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. In addition, our remediation efforts may not be successful, or may not be completed in a timely manner. The inability to implement, maintain and upgrade adequate safeguards could have a material adverse effect on our results of operations, financial condition and cash flow. Moreover, there could be public announcements regarding any cybersecurity incidents and any steps we take to respond to or remediate such incidents, and if securities analysts or investors perceive these announcements to be negative, it could, among other things, have a substantial adverse effect on the price of our common stock.
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
Risks related to our common stock:
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
The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies. In particular, our common stock may in the future be traded by short sellers which may put pressure on the supply and demand for our common stock, further influencing volatility in its market price. Public perception and other factors outside of our control may additionally impact the stock price of companies like us that garner a disproportionate degree of public attention, regardless of actual operating performance.

If we are unable to pay quarterly dividends at intended levels, our reputation and stock price may be impacted.
In March 2021, our Board of Directors reinstated our annual dividend at $0.60 per share, beginning with the quarterly dividend to be paid in June 2021. Our dividend program requires the use of a portion of our cash flow. Our ability to pay dividends will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Our Board of Directors may, at its discretion, decrease the level of dividends or entirely discontinue the payment of dividends at any time. Any failure to pay dividends after we have announced our intention to do so may negatively impact our reputation, investor confidence in us and our stock price.
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
Risks related to our indebtedness:
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
We may be unable to service or refinance our debt or maintain compliance with restrictive covenants in our debt instruments, including our Asset-Backed Revolving Credit Facility.
We currently have substantial indebtedness. Our Asset-Backed Revolving Credit Facility contains a covenant which under certain circumstances requires maintenance of a certain financial ratio and also, under certain conditions, restrict our ability to pay dividends, repurchase common shares and make other restricted payments as defined in the agreement. Our cash flow from operations provides the primary source of funds for our debt service payments. If our cash flow from operations declines, we may be unable to service or refinance our current debt. If we fail to comply with any covenant, including our financial covenant, it could result in an event of default and our lenders could terminate the commitments under our Asset-Backed Revolving Credit Facility as well as certain foreign borrowing facilities and make the entire debt incurred thereunder immediately due and payable or we may be forced to sell assets, restructure our indebtedness or seek additional equity capital, which would dilute our stockholders’ interests.
Risks related to law and regulation:
Changes in laws, regulations or technology platform rules relating to data privacy and security, or any actual or perceived failure by us to comply with such laws and regulations, or contractual or other obligations relating to data privacy and security, could have a material adverse effect on our reputation, results of operations, financial condition and cash flows.
We are, and may increasingly become, subject to various laws, directives, industry standards and regulations, as well as contractual obligations, relating to data privacy and security in the jurisdictions in which we operate. The regulatory environment related to data privacy and security is increasingly rigorous, with new and constantly changing requirements applicable to our business, and enforcement practices are likely to remain uncertain for the foreseeable future. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material adverse effect on our results of operations, financial condition and cash flows.
In the U.S., various federal and state regulators, including governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security and have prioritized privacy and information security violations for enforcement actions. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act (“CCPA”), which increases privacy rights for California residents and imposes obligations on companies that process their personal information, went into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain data sharing arrangements of personal information, and the ability to access and delete personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. Furthermore, in November 2020, California voters passed the California Privacy Rights Act of 2020 (“CPRA”). Effective beginning January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding California residents’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and CPRA. Other states (such as Virginia) also plan to pass data privacy laws that are similar to the CCPA, CPRA, and GDPR (described below), further complicating the legal landscape. In addition, laws in all 50 U.S. states require businesses to provide notice to consumers (and, in some cases, to regulators) whose personal information has been accessed or acquired as a result of a data breach. State laws are changing rapidly and there is discussion in Congress of a new comprehensive federal data privacy law to which we would become subject if it is enacted, which may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs or changes in business practices and policies.
We are also subject to international laws, regulations and standards in many jurisdictions, which apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information. For example, the E.U. General Data Protection Regulation (“GDPR”), which became effective in May 2018, greatly increased the European Commission’s jurisdictional reach of its laws and adds a broad array of requirements for handling personal data. EU member states are tasked under the GDPR to enact, and have enacted, certain implementing legislation that adds to and/or further interprets the GDPR requirements and potentially extends our obligations and potential liability for failing to meet such obligations. The GDPR, together with national legislation, regulations and guidelines of the EU member states and the United Kingdom governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, use, retain, protect, disclose, transfer and otherwise process personal data. In particular, the GDPR includes obligations and restrictions concerning data transparency and consent, the overall rights of individuals to whom the personal data relates, the transfer of personal data out of the European Economic Area ("EEA") or the United Kingdom, security breach notifications and the security and confidentiality of personal data. The GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater. Recent legal developments in Europe have created further complexity and uncertainty regarding transfers of personal data from the EEA and the United Kingdom to the United States. Most recently, in July 2020, the Court of Justice the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield Framework (“Privacy Shield”) under which personal data could be transferred from the EEA to the United States. While the CJEU upheld the adequacy of standard contractual clauses, a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism and potential alternative to the Privacy Shield, it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Further, the United Kingdom’s decision to leave the EU has created uncertainty with regard to data protection regulation in the United Kingdom. As of January 1, 2021, we are also subject to the UK GDPR and UK Data Protection Act of 2018, which retains the GDPR in the United Kingdom’s national law. These recent developments will require us to review and amend the legal mechanisms by which we make and/or receive personal data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses and other mechanisms cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we do business, the geographical location or segregation of our relevant operations, and could adversely affect our financial results.
All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training associates and engaging consultants, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, distract management or divert resources from other initiatives and projects, all of which could have a material adverse effect on our results of operations, financial condition and cash flows. Any failure or perceived failure by us to comply with any applicable federal, state or similar foreign laws and regulations relating to data privacy and security could result in damage to our reputation and our relationship with our customers, as well as proceedings or litigation by governmental agencies or customers, including class action privacy litigation in certain jurisdictions, which could subject us to significant fines, sanctions, awards, penalties or judgments, any of which could have a material adverse effect on our results of operations, financial condition and cash flows.
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
We, along with third parties we do business with, are subject to complex compliance and litigation risks. Actions filed against us from time to time include commercial, tort, intellectual property, customer, employment, wage and hour, data privacy, securities, anti-corruption and other claims, including purported class action lawsuits. In addition, notwithstanding our adoption of CDC-recommended guidelines and preventative efforts to ensure the health and safety of our customers and employees, it is possible that our customers and employees may contract COVID-19 while at our stores or facilities, which could subject us to litigation. The cost of defending against these types of claims against us or the ultimate resolution of such claims, whether by settlement or adverse court decision, may harm our business. Further, potential claimants may be encouraged to bring suits based on a settlement from us or adverse court decisions against us. We cannot currently assess the likely outcome of such suits, but if the outcome were negative, it could have a material adverse effect on our reputation, results of operations, financial condition and cash flows.
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
There is increased uncertainty with respect to tax policy and trade relations between the U.S. and other countries, including as a result of any executive action taken or legislative priorities set by the current Biden administration. Major developments in tax policy or trade relations, such as the imposition of unilateral tariffs on imported products, could have a material adverse effect on our results of operations, financial condition and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
The following table provides the location, use and size of our distribution, corporate and product development facilities as of January 30, 2021:

Location	Use	Approximate Square Footage
Columbus, Ohio area	Distribution, shipping and corporate offices	6,938,000
New York	Office, sourcing and product development/design	495,000
Kettering, Ohio	Call center	94,000
Hong Kong	Office and sourcing	55,000
Mainland China	Office	53,000
Canada	Office	20,000
Various international locations	Office and sourcing	151,000
United States
Our business for the Bath & Body Works and Victoria's Secret segments is principally conducted from office, distribution and shipping facilities located in the Columbus, Ohio, area. Additional facilities are located in New York and Kettering, Ohio.
Our distribution and shipping facilities consist of eight buildings located in the Columbus, Ohio, area. These buildings, including attached office space, comprise approximately 6.9 million square feet.
As of January 30, 2021, we operate 2,479 retail stores located in leased facilities, primarily in malls and shopping centers, throughout the U.S. A substantial portion of these lease commitments consists of store leases generally with an initial term of 10 years. The store leases expire at various dates between 2021 and 2034.
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
As of January 30, 2021, we operate 128 retail stores located in leased facilities, primarily in malls and shopping centers, throughout the Canadian provinces. These lease commitments consist of store leases with initial terms of 5 to 10 years expiring on various dates between 2021 and 2031.
United Kingdom / Ireland
As a result of our joint venture with Next PLC, we no longer operate any stores in the U.K. or Ireland. However, as of January 30, 2021, we continue to lease a store in the U.K., with a lease expiration in 2025, and a store in Ireland, with a lease expiration in 2037, which are sublet to and operated by the joint venture.
Greater China
We lease offices in Shanghai, Shenzhen and Hong Kong within Greater China.
As of January 30, 2021, we operate 62 retail stores in leased facilities in Greater China. These lease commitments consist of store leases with initial terms ranging from 3 to 15 years expiring on various dates between 2021 and 2030.

Other International
As of January 30, 2021, we also have global representation through stores operated by our partners:
•338 Victoria’s Secret Beauty and Accessories stores in 67 countries;
•288 Bath & Body Works stores in more than 30 countries;
•103 Victoria's Secret stores in 30 countries; and
•17 PINK stores in 6 countries.
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
On May 19, 2020, a purported shareholder filed a derivative lawsuit on behalf of L Brands, Inc. in the Court of Common Pleas for Franklin County, Ohio. The complaint names as defendants certain current and former directors and officers of L Brands, Inc. and alleges, among other things, that these defendants breached their fiduciary duties by violating law and/or company policies relating to workplace conduct. We were named as nominal defendant only, and there are no claims asserted against us. On June 16, 2020, the lawsuit was removed to the United States District Court for the Southern District of Ohio. On July 6, 2020, the court so-ordered a stipulation staying the lawsuit until December 29, 2020. That stay has since been extended until March 29, 2021.
On January 12, 2021, another purported shareholder filed a derivative lawsuit on behalf of L Brands, Inc. in the Delaware Court of Chancery. The complaint names as defendants certain current and former directors and officers of L Brands, Inc. and alleges, among other things, breaches of fiduciary duty through asserted violations of law and failures to monitor workplace conduct. We were named as a nominal defendant, and there are no claims asserted against us.
ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock (“LB”) is traded on the NYSE. As of January 30, 2021, there were approximately 33,000 shareholders of record. However, including active associates who participate in our stock purchase plan, associates who own shares through our sponsored retirement plans and others holding shares in broker accounts under street names, we estimate the shareholder base to be approximately 132,000.
The following table provides our quarterly market prices and cash dividends per share for 2020 and 2019:

	Market Price		Cash Dividend per Share
	High	Low
2020
Fourth quarter	$48.30	$32.19	$—
Third quarter	35.41	23.79	—
Second quarter	26.66	10.03	—
First quarter	25.26	8.00	0.30
2019
Fourth quarter	$23.63	$15.80	$0.30
Third quarter	24.09	15.82	0.30
Second quarter	28.02	21.45	0.30
First quarter	29.02	24.73	0.30
Our Board of Directors temporarily suspended our quarterly cash dividend beginning in the second quarter of 2020. In March 2021, our Board of Directors reinstated our annual dividend at $0.60 per share, beginning with the quarterly dividend to be paid in June 2021.

The following graph shows the changes, over the past five-year period, in the value of $100 invested in our common stock, the Standard & Poor’s ("S&P") 500 Composite Stock Price Index and the Standard & Poor’s 500 Retail Composite Index.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN (a) (b)
AMONG L BRANDS, INC., THE S&P 500 INDEX AND THE S&P 500 RETAIL COMPOSITE INDEX
_______________
(a)This table represents $100 invested in stock or in index at the closing price on January 30, 2016, including reinvestment of dividends.
(b)The January 28, 2017 cumulative total return includes the $2 special dividend in March 2016.
The following table provides our repurchases of our common stock during the fourth quarter of 2020:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
November 2020	26	$35.18	—	$78,677
December 2020	65	38.35	—	78,677
January 2021	5	39.44	—	78,677
Total	96		—
 ________________
(a)The total number of shares repurchased includes shares repurchased in connection with tax payments due upon vesting of employee restricted stock awards and the use of our stock to pay the exercise price on employee stock options.
(b)The average price paid per share includes any broker commissions.
(c)For additional share repurchase program information, see Note 18 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

ITEM 6. SELECTED FINANCIAL DATA.

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019	February 3, 2018 (a)	January 28, 2017
Summary of Operations	(in millions)
Net Sales	$11,847	$12,914	$13,237	$12,632	$12,574
Gross Profit	4,667	4,450	4,899	4,959	5,125
Operating Income (b)	1,580	258	1,237	1,728	2,003
Net Income (Loss) (c)	844	(366)	644	983	1,158
	(as a percentage of net sales)
Gross Profit	39.4%	34.5%	37.0%	39.3%	40.8%
Operating Income	13.3%	2.0%	9.3%	13.7%	15.9%
Net Income (Loss)	7.1%	(2.8%)	4.9%	7.8%	9.2%

Per Share Results
Net Income (Loss) Per Basic Share	$3.04	$(1.33)	$2.33	$3.46	$4.04
Net Income (Loss) Per Diluted Share	$3.00	$(1.33)	$2.31	$3.42	$3.98
Dividends Per Share	$0.30	$1.20	$2.40	$2.40	$4.40
Weighted Average Diluted Shares Outstanding (in millions)	281	276	279	287	291

Other Financial Information	(in millions)
Cash and Cash Equivalents	$3,903	$1,499	$1,413	$1,515	$1,934
Total Assets (d)	11,571	10,125	8,090	8,149	8,170
Working Capital (d)	2,753	873	1,274	1,262	1,451
Net Cash Provided by Operating Activities	2,039	1,236	1,377	1,406	1,990
Capital Expenditures	228	458	629	707	990
Long-term Debt	6,366	5,487	5,739	5,707	5,700
Other Long-term Liabilities (d)	311	490	1,004	924	831
Shareholders’ Equity (Deficit)	(662)	(1,499)	(869)	(753)	(729)

Comparable Sales Increase (Decrease) (e)	21%	(1%)	3%	(3%)	2%
Comparable Store Sales Increase (Decrease) (e)	5%	(3%)	(1%)	(4%)	1%
Return on Average Assets (d)	8%	(4%)	8%	12%	14%
Current Ratio (d)	2.0	1.4	1.6	1.6	1.7

Stores and Associates at End of Year
Number of Stores (f)	2,669	2,920	2,943	3,075	3,074
Selling Square Feet (in thousands) (f)	10,919	12,258	12,396	12,656	12,395
Number of Associates	92,300	94,400	88,900	93,200	93,600
 ________________
(a)The fiscal year ended February 3, 2018 represents a 53-week fiscal year.
(b)Operating income includes the effect of the following special items:
i.In 2020, a $254 million charge related to the impairment of certain Victoria's Secret store and lease assets, an $81 million charge related to restructuring actions, a $54 million net gain related to the establishment of a joint venture for the Victoria’s Secret U.K. and Ireland business with Next PLC and a $36 million net gain related to the closure and termination of our lease and the related liability for the Victoria’s Secret Hong Kong flagship store.

ii.In 2019, a $720 million impairment charge related to Victoria's Secret goodwill and a $263 million charge related to the impairment of certain Victoria's Secret store and lease assets.
iii.In 2018, a $101 million charge related to the impairment of certain Victoria's Secret store assets, a $99 million loss on the sale of La Senza and $23 million of Henri Bendel closure costs.
iv.In 2016, a $35 million charge related to strategic actions at Victoria's Secret, including severance charges, fabric cancellations and the write-off of catalogue paper.
(c)In addition to the special items previously discussed in (b), net income (loss) includes the effect of the following special items:
i.In 2020, a net income tax benefit of $94 million from the resolution of certain tax matters and changes in tax legislation and a $40 million loss associated with the early extinguishment of outstanding notes.
ii.In 2019, a $30 million loss associated with the early extinguishment of outstanding notes, and $28 million of charges to increase reserves related to ongoing contingent obligations for the La Senza business.
iii.In 2017, a $92 million tax benefit related to changes in U.S. tax legislation partially offset by a $29 million loss associated with the early extinguishment of outstanding notes.
iv.In 2016, a $70 million gain related to a $124 million cash distribution from Easton Town Center, LLC, a $42 million tax benefit related to the favorable resolution of a discrete income tax matter, partially offset by a $22 million loss associated with the early extinguishment of outstanding notes.
For additional information on these special items, see the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
The effect of the special items described in (b) and (c) above decreased earnings per share by $0.46, $3.62 and $0.51 in 2020, 2019 and 2018, respectively, and increased earnings per share by $0.22 and $0.23 in 2017 and 2016, respectively.
(d)The 2020 and 2019 amounts reflect our adoption of Accounting Standards Codification ("ASC") 842, Leases, in the first quarter of 2019.
(e)The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. A store is typically included in the calculation of comparable sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Stores are excluded from the comparable sales calculation if they have been closed for four consecutive days or more. Therefore, comparable sales results for 2020 exclude stores that were closed for four consecutive days or more as a result of the COVID-19 pandemic. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable sales is calculated on a comparable calendar period as opposed to a fiscal basis. Therefore, the percentage change in comparable sales for 2020, 2019, 2018 and 2016 were calculated on a 52-to-52-week basis, and the percentage change in comparable sales for 2017 was calculated on a 53-to-53-week basis. Comparable sales attributable to our international stores are calculated on a constant currency basis.
(f)Number of stores and selling square feet excludes independently owned stores operated by our partners.

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

COVID-19
In March 2020, the spread of COVID-19 was declared a global pandemic by the World Health Organization. This pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, and led to significant travel and transportation restrictions, including mandatory closures and orders to “shelter-in-place.” The actions that governments around the world have taken to contain the spread of COVID-19 have resulted in a period of disruption, including closure of our stores, limited store operating hours, reduced customer traffic and consumer spending and delays in manufacturing and shipping of products and raw materials. During this period, we are focused on protecting the health and safety of our customers, employees, contractors, suppliers and other business partners. We are also working with our suppliers to minimize potential disruptions, while managing our business in response to a changing dynamic.
Our business operations and financial performance for 2020 were materially impacted by the COVID-19 pandemic. All of our stores in North America were closed on March 17, 2020 but we were able to re-open the majority of our stores as of the beginning of the third quarter. Operations for Victoria’s Secret Direct were temporarily suspended for approximately one week in late March 2020, while Bath & Body Works Direct remained open for the duration of fiscal 2020. Additionally, we have dedicated resources to maximize capacity in our direct fulfillment centers to meet increased customer demand, while focusing on distribution, fulfillment and call center safety. There remains a high level of uncertainty around the pandemic and the potential for further restrictions.
Segments
In the third quarter of 2020, we changed our segment reporting as a result of leadership changes and restructuring actions taken to facilitate the ongoing efforts to separate Bath & Body Works and Victoria’s Secret into separate businesses. We now have two reportable segments: Bath & Body Works and Victoria’s Secret. Accordingly, we will no longer report a Victoria’s Secret and Bath & Body Works International segment as these businesses are now included with their respective brand. Additionally, the Bath & Body Works and Victoria’s Secret segments now include sourcing and production functions (formerly known as Mast) and certain other corporate functions that directly support each brand. These functions were previously included within Other. While this reporting change did not impact our consolidated results, the segment data has been recast to be consistent for all periods presented.
Executive Overview
The pandemic had a profound impact on the retail industry and our business. In response, we led with our values and an emphasis on safety, so we could be confident in our decisions and actions to support associates, customers, partners and our businesses. Accordingly, we adopted new operating models in our stores focused on providing a safe environment, while also delivering an engaging shopping experience. Additionally, we remain focused on the safe operations of our distribution, fulfillment and call centers while maximizing our direct channels. We implemented cost reduction and performance improvements at Victoria’s Secret, while continuing to drive substantial growth at Bath & Body Works and improved performance at Victoria’s Secret.
We are committed to establishing our Bath & Body Works business as a pure-play public company and are taking the necessary steps to prepare the Victoria's Secret business, including PINK, to operate as a separate standalone company. Our Board of Directors is currently evaluating all options, including a potential spin-off of the Victoria’s Secret business into a public company or a private sale of the business.
During 2020, we took a number of important steps to improve performance at Victoria's Secret and to prepare Bath & Body Works and Victoria's Secret to operate as separate standalone companies, including:
•Retaining Goldman Sachs and JPMorgan as financial advisors on the separation of Bath & Body Works and Victoria’s Secret;
•Completing a comprehensive review of our home office organizations in order to achieve meaningful reductions in overhead expenses and decentralize significant shared functions and services to support the creation of standalone companies. This resulted in a reduction of our home office headcount by approximately 15%, or about 850 associates;
•Executing our previously announced plan to permanently close 241 Victoria’s Secret stores in the U.S. and Canada while also negotiating with landlords for ongoing rent relief;
•Closing the unprofitable Hong Kong flagship store, restructuring lease terms on the two mainland China flagship stores and implementing a significant overhead expense reduction plan; and
•Managing inventories with discipline, including working with suppliers to identify opportunities to reduce merchandise costs in order to increase merchandise margin rates at Victoria’s Secret and PINK.
We expect to deliver $400 million of annual savings under our profit improvement plan outlined above, which was implemented at the beginning of the third quarter. Roughly half of the savings were realized in the back half of fiscal 2020, principally at Victoria’s Secret, with the remainder expected to be realized in the first half of fiscal 2021.

Growth Strategy
We have a multi-year goal to increase sales and operating income by focusing on these key business priorities:
•Grow our business in North America;
•Extend our brand internationally; and
•Focus on the fundamentals of our business.
We also continue to focus on:
•Attracting and retaining top talent;
•Maintaining a strong cash and liquidity position while optimizing our capital structure; and
•Returning value to our shareholders.
The following is a discussion regarding certain of our key business priorities:
Grow our business in North America
We see opportunities for meaningful growth in all our categories by focusing on product newness and innovation and expanding into under-penetrated markets and price segments. We will continue to invest in the Bath & Body Works White Barn store design, which continues to yield strong results. In 2021, we are forecasting approximately 50 new Bath & Body Works North America stores, almost entirely off-mall, partially offset by about 20 to 40 closures, principally in malls, resulting in net square footage growth of 3% to 4%.
We are focused on continued innovation and enhancements to our digital platforms and applications, and development of omni-channel capabilities that integrate our online presence with our stores. During 2020, we tested BOPIS at certain of our Bath & Body Works and Victoria's Secret stores and expect to continue improving our online and in-store BOPIS experience during 2021.
Extend our brand internationally
We believe there is substantial opportunity for international growth. We have separate, dedicated teams that have taken a methodical, "test and learn" approach to expansion. We plan to expand our presence outside of North America by increasing the number of stores operated by our international partners.
Our partners opened 10 net new Bath & Body Works stores in 2020, bringing the total in the Middle East, Latin America, Southeast Asia and Europe to 288 stores. Additionally, our partners opened 16 new international digital sites. Our partners plan to open another 50 to 70 new international stores, increasing our store count by 15% to 23%, in 2021.
At Victoria's Secret in 2021, our partners will continue to expand international digital operations with the opening of another 20 websites. Additionally, in 2020, we entered into a joint venture with Next PLC for the Victoria’s Secret business in the U.K. and Ireland. We believe Next’s capabilities and experience in the U.K. market will provide meaningful growth opportunities for the business.
Focus on the fundamentals of our business
We are focused on the fundamentals of our business which include knowing our customers, focusing on core merchandise categories, inventory management, speed and agility, managing real estate and store selling and execution. In terms of speed and agility, we are focused on inventory discipline through lead-time reductions and in-season agility to increase sales and reduce promotional activity. In terms of real estate, we will continue to proactively and rigorously review our portfolio, and we will continue to open and close stores when we believe it makes sense to do so. We continue to optimize our store selling and execution by concentrating on a better store experience and developing, retaining and investing in talented, trained and productive store associates. In the direct businesses, we continue to focus on ensuring a positive customer experience on our websites and developing our fulfillment capacity in order to provide delivery times that meet our customer's needs.
2020 Overview
Despite operating in the COVID-19 environment, both our segments were able to meaningfully improve performance, driven primarily by strong growth in our direct channels. 2020 net sales were $11.847 billion, and total comparable sales increased 21%. The gross profit rate increased 490 basis points to 39.4%, driven by an increase in the merchandise margin rate. General, Administrative and Store Operating Expenses declined 11% and leveraged approximately 80 basis points. The dollar decline was driven by our profit improvement plan and the closure of 248 Victoria’s Secret stores. Operating income for the full year increased $1.322 billion to $1.580 billion driven by merchandise margin growth at Bath & Body Works, savings realized on our profit improvement plan and Victoria's Secret goodwill impairment charges of $720 million recorded in 2019. The total company operating income rate increased to 13.3% in 2020 from 2.0% last year.

For the Bath & Body Works segment, net sales grew by 20%, or $1.078 billion, to $6.434 billion and total comparable sales increased 45%. Store comparable sales increased 26% and our direct channel grew sales by 109%. Our store sales were roughly flat to last year at $4.207 billion, despite the fact that the majority of stores were closed for roughly 3 months. We surpassed the $2 billion mark in the direct channel with full-year sales of $2.003 billion in 2020. Segment operating income for 2020 was $1.821 billion, up 49% compared to last year, and the operating income rate was 28.3%, an increase of 540 basis points compared to last year.
For the Victoria’s Secret segment, net sales declined by 28%, or $2.096 billion, to $5.413 billion, and total comparable sales increased 1%. Store comparable sales declined 15% and our direct channel grew sales by 31%. Our North America store sales were down 45%, or $2.317 billion, to last year. Store sales were negatively impacted by the temporary COVID-19-related closures, declines in store traffic, particularly constrained on high volume Holiday days, occupancy restrictions and the impact of the 241 North American stores that were permanently closed. Sales in the direct channel were $2.223 billion, up 31% to last year despite a temporary suspension of operations in March 2020. International revenue declined by $309 million in 2020, or 44%, driven by pandemic related store closures and the exclusion of U.K. retail sales due to the establishment of the joint venture with Next. Segment operating loss decreased by $757 million to $25 million in 2020, primarily driven by the benefits of our profit improvement plan and by goodwill impairment charges of $720 million recorded in 2019, partially offset by the impact of store closures as a result of the pandemic in the first half of the year.
For additional information related to our 2020 financial performance, see “Results of Operations – 2020 Compared to 2019.”
Impacts of COVID-19
In response to the global COVID-19 crisis, we took prudent actions to manage expenses and to maintain our solid cash position and financial flexibility. We:
•Furloughed most store associates as of April 5, 2020 during the temporary store closures, while continuing to provide healthcare benefits for eligible associates;
•Suspended associate merit increases;
•Temporarily reduced salaries for senior vice presidents and above by 20%;
•Temporarily suspended cash compensation for all members of the Board of Directors;
•Reduced fiscal 2020 capital expenditures from an original forecast of $550 million to $228 million;
•Actively managed inventory to adjust for the impact of channel shifts to meet customer demand;
•Temporarily suspended the quarterly cash dividend beginning in the second quarter of fiscal 2020;
•Suspended many store and select office rent payments during the temporary closures. We completed negotiations with the majority of landlords, leading to a combination of rent waivers or abatements relating to closure periods, rent relief relating to the post-reopening “recovery” period given traffic declines, and rent deferrals;
•Converted the revolving credit facility to an asset-backed loan facility, issued $2.25 billion in new notes and extinguished $1.259 billion of notes primarily with near-term maturities; and
•Extended payment terms to vendors.
As of January 30, 2021, we had $3.9 billion in cash and cash equivalents with no outstanding borrowings on our ABL Facility.
Adjusted Financial Information
In addition to our results provided in accordance with GAAP above and throughout this Form 10-K, provided below are non-GAAP measurements which present operating income, net income (loss) and earnings (loss) per share in 2020, 2019 and 2018 on an adjusted basis, which remove certain special items. We believe that these special items are not indicative of our ongoing operations due to their size and nature. We use adjusted financial information as key performance measures of results of operations for the purpose of evaluating performance internally. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Instead, we believe that the presentation of adjusted financial information provides additional information to investors to facilitate the comparison of past and present operations. Further, our definition of adjusted financial information may differ from similarly titled measures used by other companies. The table below reconciles the GAAP financial measures to the non-GAAP financial measures.

(in millions, except per share amounts)	2020	2019	2018
Detail of Special Items - Income (Expense)
Victoria's Secret Asset Impairments (a)	$(214)	$(253)	$(81)
Restructuring Charges (b)	(81)	—	—
Hong Kong Store Closure and Lease Termination (c)	36	—	—
Establishment of Victoria's Secret U.K. and Ireland Joint Venture with Next PLC (d)	30	—	—
Impairment of Goodwill (e)	—	(720)	—
Loss on Divestiture of La Senza (f)	—	—	(99)
Henri Bendel Closure Costs (g)	—	—	(20)
Special Items included in Operating Income	(228)	(973)	(200)
Loss on Extinguishment of Debt (h)	(53)	(40)	—
La Senza Charges (i)	—	(37)	—
Special Items included in Other Income (Loss)	(53)	(77)	—
Net Tax Benefit from the Resolution of Certain Tax Matters and Changes in Tax Legislation (j)	94	—	—
Tax Effect of Special Items included in Operating Income and Other Income (Loss)	57	46	58
Special Items included in Net Income (Loss)	$(130)	$(1,004)	$(142)

Reconciliation of Reported Operating Income to Adjusted Operating Income
Reported Operating Income	$1,580	$258	$1,237
Special Items included in Operating Income	228	973	200
Adjusted Operating Income	$1,808	$1,231	$1,437

Reconciliation of Reported Net Income (Loss) to Adjusted Net Income
Reported Net Income (Loss)	$844	$(366)	$644
Special Items included in Net Income (Loss)	130	1,004	142
Adjusted Net Income	$974	$638	$786

Reconciliation of Reported Earnings (Loss) Per Diluted Share to Adjusted Earnings Per Diluted Share
Reported Earnings (Loss) Per Diluted Share	$3.00	$(1.33)	$2.31
Special Items included in Earnings (Loss) Per Diluted Share	0.46	3.62	0.51
Adjusted Earnings Per Diluted Share	$3.46	$2.29	$2.82
 ________________
(a)We recognized pre-tax impairment charges of $97 million ($72 million after tax) and $117 million ($99 million after tax) related to certain Victoria's Secret store and lease assets in the first and second quarter of 2020, respectively. We recognized pre-tax impairment charges of $218 million ($200 million after-tax) and $35 million ($30 million after-tax) related to certain Victoria's Secret store and lease assets in the third and fourth quarter of 2019, respectively. In the third quarter of 2018, we recognized an $81 million pre-tax impairment charge ($73 million after-tax) related to certain Victoria's Secret store assets. For additional information see Note 7, "Long-Lived Assets" included in Item 8. Financial Statements and Supplementary Data.
(b)In the second quarter of 2020, we recognized pre-tax severance charges of $81 million ($65 million after tax) related to restructuring activities. For additional information, see Note 5, “Restructuring Activities" included in Item 8. Financial Statements and Supplementary Data.
(c)In the second quarter of 2020, we recognized a net pre-tax gain of $36 million ($25 million after tax) related to the closure and termination of our lease for the Victoria’s Secret Hong Kong flagship store. For additional information, see Note 8, "Leases" included in Item 8. Financial Statements and Supplementary Data.
(d)In the third quarter of 2020, we recognized a pre-tax gain of $30 million ($27 million after tax) related to the establishment of a joint venture for the Victoria’s Secret U.K. and Ireland business with Next PLC. For additional information, see Note 5, “Restructuring Activities" included in Item 8. Financial Statements and Supplementary Data.

(e)In the fourth quarter of 2019, we recognized a $690 million pre-tax goodwill impairment charge ($687 million after-tax) related to the Victoria's Secret reporting unit. In the third quarter of 2019, we recognized a $30 million goodwill impairment charge (no tax impact) related to the Victoria's Secret Greater China reporting unit. For additional information see Note 9, "Goodwill and Trade Names" included in Item 8. Financial Statements and Supplementary Data.
(f)In the fourth quarter of 2018, we recognized a $99 million ($55 million after-tax) loss on the sale of La Senza. For additional information see Note 5, "Restructuring Activities" included in Item 8. Financial Statements and Supplementary Data.
(g)In the third quarter of 2018, we recognized $20 million ($15 million after-tax) of closure costs related to the closure of the Henri Bendel business. For additional information see Note 5, "Restructuring Activities" included in Item 8. Financial Statements and Supplementary Data.
(h)In the third quarter of 2020, we early extinguished $1.259 billion of outstanding notes, resulting in a pre-tax loss on extinguishment of $53 million (after-tax loss of $40 million). In the second quarter of 2019, we redeemed $764 million of outstanding notes, resulting in a pre-tax loss on extinguishment of $40 million (after-tax loss of $30 million). For additional information see Note 13, "Long-term Debt and Borrowing Facilities" included in Item 8. Financial Statements and Supplementary Data.
(i)In the third quarter of 2019, we recognized $37 million of pre-tax charges ($28 million after-tax) to increase reserves related to ongoing contingent obligations for the La Senza business, which was sold in the fourth quarter of 2018. For additional information see Note 16, "Commitments and Contingencies" included in Item 8. Financial Statements and Supplementary Data.
(j)In the third quarter of 2020, we recognized a $23 million net income tax benefit related to tax matters associated with foreign investments and recent changes in tax legislation. In the second quarter of 2020, we recognized a $21 million income tax benefit related to recent changes in tax legislation included in the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). In the first quarter of 2020, we recognized a $50 million tax benefit related to the resolution of certain tax matters. For additional information see Note 12, "Income Taxes" included in Item 8. Financial Statements and Supplementary Data.
2021 Outlook
In the first quarter of 2021, we expect our operating performance to increase significantly compared to last year. The remainder of the year will present more challenging comparisons to last year, although we do expect growth versus 2019. We experienced record productivity and strong growth online in 2020. In 2020, Bath & Body Works grew operating income by $153 million, or 84%, in the second quarter, by $285 million, or 137%, in the third quarter and by $250 million, or 38%, in the fourth quarter. Strong demand allowed us to significantly pull back on promotional activity, and the 2020 operating income rate was 28.3%.
We believe an operating margin in the low to mid-twenties is appropriate for the current Bath & Body Works segment, which reflects the right value/quality proposition for our customers, as well as the right level of investment in product innovation, quality and engaging, best-in-class store and online experiences. We will continue to focus on maximizing our performance, leveraging the strength of our brand, our close connection to our customers and the speed we have in our supply chain, and we have confidence in our opportunities for long-term growth.
In the Victoria’s Secret business, we believe we have opportunities for continued improved performance, particularly in the first half of the year, driven by improved assortments, more disciplined inventory management, our profit improvement plan and lapping 2020 pandemic related store closures. We have long-term opportunities for growth in the Victoria’s Secret business, which continues to lead the lingerie market, and are targeting a 10-15% operating margin.
We caution there is ongoing uncertainty in the current environment due to the COVID-19 pandemic, as well as an impending separation of the Bath & Body Works and Victoria’s Secret businesses, which we are targeting to complete in August 2021. Over the next 6 months, we will continue to work toward the separation of the two businesses, proceeding down a dual track to prepare for either a spin-off or a sale.

Company-Operated Store Data
The following table compares 2020 company-operated store data to the comparable periods for 2019 and 2018:

				% Change
	2020	2019	2018	2020	2019
Sales per Average Selling Square Foot (a)
Bath & Body Works U.S.	$916	$931	$891	(2%)	4%
Victoria’s Secret U.S.	415	684	739	(39%)	(7%)
Sales per Average Store (in thousands) (a)
Bath & Body Works U.S.	$2,424	$2,428	$2,279	—%	7%
Victoria’s Secret U.S.	2,789	4,455	4,763	(37%)	(6%)
Average Store Size (selling square feet)
Bath & Body Works U.S.	2,660	2,631	2,585	1%	2%
Victoria’s Secret U.S.	6,928	6,551	6,484	6%	1%
Total Selling Square Feet (in thousands)
Bath & Body Works U.S.	4,343	4,306	4,185	1%	3%
Victoria’s Secret U.S.	5,861	6,898	7,119	(15%)	(3%)
 ________________
(a)Sales per average selling square foot and sales per average store, which are indicators of store productivity, are calculated based on store sales for the period divided by the average, including the beginning and end of period, of total square footage and store count, respectively. As a result of the COVID-19 pandemic, all our stores in the U.S. were closed on March 17, 2020 with the majority having been re-opened as of the beginning of the third quarter. As a result, comparisons of 2020 trends to prior years is not a meaningful way to discuss our operating results.

The following table represents company-operated store data for 2020:

	Stores at			Transferred to	Stores at
	February 1, 2020	Opened	Closed	Joint Venture (a)	January 30, 2021
Bath & Body Works U.S.	1,637	26	(30)	—	1,633
Bath & Body Works Canada	102	1	—	—	103
Total Bath & Body Works	1,739	27	(30)	—	1,736
Victoria’s Secret U.S.	1,053	21	(228)	—	846
Victoria’s Secret Canada	38	—	(13)	—	25
Victoria's Secret U.K. / Ireland	26	—	—	(26)	—
Victoria's Secret Beauty and Accessories Greater China	41	1	(6)	—	36
Victoria's Secret Greater China	23	4	(1)	—	26
Total Victoria's Secret	1,181	26	(248)	(26)	933
Total L Brands Stores	2,920	53	(278)	(26)	2,669
_______________
(a)    For additional information see Note 5, "Restructuring Activities" included in Item 8. Financial Statements and Supplementary Data.

The following table represents company-operated store data for 2019:

	Stores at			Stores at
	February 2, 2019	Opened	Closed	February 1, 2020
Bath & Body Works U.S.	1,619	38	(20)	1,637
Bath & Body Works Canada	102	1	(1)	102
Total Bath & Body Works	1,721	39	(21)	1,739
Victoria’s Secret U.S.	1,098	7	(52)	1,053
Victoria’s Secret Canada	45	—	(7)	38
Victoria's Secret U.K. / Ireland	26	—	—	26
Victoria's Secret Beauty and Accessories Greater China	38	10	(7)	41
Victoria's Secret Greater China	15	8	—	23
Total Victoria's Secret	1,222	25	(66)	1,181
Total L Brands Stores	2,943	64	(87)	2,920

The following table represents company-operated store data for 2018:

	Stores at				Stores at
	February 3, 2018	Opened	Closed	Sold	February 2, 2019
Bath & Body Works U.S.	1,592	54	(27)	—	1,619
Bath & Body Works Canada	102	1	(1)	—	102
Total Bath & Body Works	1,694	55	(28)	—	1,721
Victoria’s Secret U.S.	1,124	3	(29)	—	1,098
Victoria’s Secret Canada	46	—	(1)	—	45
Victoria's Secret U.K. / Ireland	24	2	—	—	26
Victoria's Secret Beauty and Accessories Greater China	29	13	(4)	—	38
Victoria's Secret Greater China	7	8	—	—	15
Total Victoria's Secret	1,230	26	(34)	—	1,222
Henri Bendel (a)	27	—	(27)	—	—
La Senza U.S. (a)	5	7	—	(12)	—
La Senza Canada (a)	119	—	(1)	(118)	—
Total Other	151	7	(28)	(130)	—
Total L Brands Stores	3,075	88	(90)	(130)	2,943
_______________
(a)    For additional information see Note 5, "Restructuring Activities" included in Item 8. Financial Statements and Supplementary Data.
Partner-Operated Store Data
The following table represents partner-operated store data for 2020:

	Stores at			Transferred to	Stores at
	February 1, 2020	Opened	Closed	Joint Venture (a)	January 30, 2021
Bath & Body Works	278	14	(4)	—	288
Victoria’s Secret Beauty & Accessories	360	8	(30)	—	338
Victoria's Secret	84	12	(2)	26	120
Total	722	34	(36)	26	746
_______________
(a)    For additional information see Note 5, "Restructuring Activities" included in Item 8. Financial Statements and Supplementary Data.

The following table represents partner-operated store data for 2019:

	Stores at			Stores at
	February 2, 2019	Opened	Closed	February 1, 2020
Bath & Body Works	235	47	(4)	278
Victoria’s Secret Beauty & Accessories	383	24	(47)	360
Victoria's Secret	56	28	—	84
Total	674	99	(51)	722

The following table represents partner-operated store data for 2018:

	Stores at				Stores at
	February 3, 2018	Opened	Closed	Sold (a)	February 2, 2019
Bath & Body Works	185	56	(6)	—	235
Victoria’s Secret Beauty & Accessories	397	32	(46)	—	383
Victoria's Secret	37	19	—	—	56
La Senza	194	2	(17)	(179)	—
Total	813	109	(69)	(179)	674
_______________
(a)    For additional information see Note 5, "Restructuring Activities" included in Item 8. Financial Statements and Supplementary Data.

Results of Operations—2020 Compared to 2019
The following information summarizes our results of operations for 2020 compared to 2019.
Operating Income (Loss)
The following table provides our segment operating income (loss) and operating income (loss) rates (expressed as a percentage of net sales) for 2020 in comparison to 2019:

			Operating Income (Loss) Rate
	2020	2019	2020	2019
	(in millions)
Bath & Body Works	$1,821	$1,224	28.3%	22.9%
Victoria’s Secret	(25)	(782)	(0.5%)	(10.4%)
Other (a)	(216)	(184)	—%	(369.1%)
Total Operating Income	$1,580	$258	13.3%	2.0%
 ________________
(a)Includes corporate infrastructure and governance functions, and other non-recurring items that are deemed to be corporate in nature.
For 2020, operating income increased $1.322 billion to $1.580 billion, and the operating income rate increased to 13.3% from 2.0%. The drivers of the operating income results are discussed in the following sections.

Net Sales
The following table provides net sales for 2020 in comparison to 2019:

	2020	2019	% Change
	(in millions)
Bath & Body Works Stores - U.S. and Canada	$4,207	$4,212	—%
Bath & Body Works Direct	2,003	958	109%
Bath & Body Works International (a)	224	185	21%
Total Bath & Body Works	6,434	5,355	20%
Victoria’s Secret Stores - U.S. and Canada	2,795	5,112	(45%)
Victoria’s Secret Direct	2,223	1,693	31%
Victoria's Secret International (b)	395	704	(44%)
Total Victoria’s Secret	5,413	7,509	(28%)
Other (c)	$—	50	(100%)
Total Net Sales	$11,847	$12,914	(8%)
________________
(a)Results include royalties associated with franchised store and wholesale sales.
(b)Results include company-operated stores in the U.K. (pre-joint venture) and Greater China, royalties associated with franchised stores and wholesale sales.
(c)Results include wholesale revenues to La Senza subsequent to the Company's divestiture of the business in 2018.
The following table provides a reconciliation of net sales for 2019 to 2020:

	Bath & Body Works	Victoria’s Secret	Other	Total
	(in millions)
2019 Net Sales	$5,355	$7,509	$50	$12,914
Comparable Store Sales	824	(499)	—	325
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net (a)	(830)	(1,930)	—	(2,760)
Direct Channels	1,045	524	—	1,569
Private Label Credit Card	—	(59)	—	(59)
International Wholesale, Royalty and Other	39	(135)	(50)	(146)
Foreign Currency Translation	1	3	—	4
2020 Net Sales	$6,434	$5,413	$—	$11,847
________________
(a)Includes the impact of COVID-19-related stores closures.

The following table compares 2020 comparable sales to 2019:

	2020	2019
Comparable Sales (Stores and Direct) (a)
Bath & Body Works (b)	45%	10%
Victoria's Secret (c)	1%	(8%)
Total Comparable Sales	21%	(1%)

Comparable Store Sales (a)
Bath & Body Works (b)	26%	5%
Victoria's Secret (c)	(15%)	(9%)
Total Comparable Store Sales	5%	(3%)
 ________________
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
The results by segment are as follows:
Bath & Body Works
For 2020, net sales increased $1.079 billion to $6.434 billion; comparable sales increased 45%; and comparable store sales increased 26%. In both channels, sales were strong across all merchandise categories, driven by continued high demand for soaps and sanitizers combined with strong sales performance in home fragrance and body care. The Bath & Body Works Direct channel, which remained open throughout the year, grew sales by 109% to $2.003 billion and we have focused on increasing our fulfillment capacity to meet the increase in demand. We are achieving increased productivity while maintaining standard delivery times for our customers. These increases were partially offset by a decrease as a result of the COVID-19-related store closures as our stores were closed for a significant amount of time, primarily in the first and second quarter.
The increase in comparable sales was driven by increases in digital traffic, conversion and average unit retail, partially offset by a decline in store traffic.
Victoria’s Secret
For 2020, net sales decreased $2.096 billion to $5.413 billion; comparable sales increased 1%; and comparable store sales decreased 15%. Net sales decreased due to the store closures impacting company-operated and partner-operated stores and due to declines in store traffic. These declines were partially offset by an increase in Victoria's Secret Direct channel sales, which increased 31% to $2.223 billion despite a temporary suspension of operations in March, reflecting growth in Lingerie, PINK and Beauty.
The increase in comparable sales was driven by increases in digital traffic, conversion and average unit retail, partially offset by a decline in store traffic.
Other
For 2020, net sales decreased $50 million as we no longer provide sourcing services to La Senza, a company we divested in fiscal 2018.
Gross Profit
For 2020, our gross profit increased $217 million to $4.667 billion, and our gross profit rate (expressed as a percentage of net sales) increased to 39.4% from 34.5% primarily as a result of:
Bath & Body Works
For 2020, the gross profit increase was due to increased merchandise margin dollars related to the increase in net sales and the strong customer response to our merchandise assortment which allowed us to strategically pull back on promotional activity and marketing related offers, partially offset by higher expenses due to increased direct channel fulfillment and shipping costs.
The gross profit rate increase was driven by an increase in the merchandise margin rate reflecting a meaningful pullback in promotional activity and buying and occupancy leverage on higher net sales.
Victoria’s Secret
For 2020, the gross profit decrease was due to lower merchandise margin dollars related to the decrease in net sales due to store closures. This decrease was partially offset by improved response to our merchandise assortments, the disciplined management of inventory, as well as strong selling execution in stores and online, all of which enabled us to reduce promotional activity during the year. Additionally, occupancy expenses were lower this year due to the store closures, rent relief totaling $90 million and a $34 million decrease in store and lease asset impairment charges recognized in occupancy expense.
The gross profit rate increase was driven by an increase in the merchandise margin rate reflecting a meaningful pullback in promotional activity, partially offset by buying and occupancy deleverage on lower net sales.

General, Administrative and Store Operating Expenses
For 2020, our general, administrative and store operating expenses decreased $385 million to $3.087 billion due to reductions at Victoria's Secret driven by lower store selling and marketing expenses as a result of permanent store closures and our profit improvement plan, and a net $29 million pre-tax gain resulting from the formation of the Victoria's Secret U.K. joint venture. These decreases were partially offset by severance and related costs associated with headcount reductions totaling $81 million and increases in Bath & Body Works store selling expenses due to the increase in net sales and to support COVID-19 guidelines.
The general, administrative and store operating expense rate decreased to 26.1% from 26.9% due to savings realized on our profit improvement plan, leverage at Bath & Body Works with higher sales, and the Victoria's Secret U.K. gain, partially offset by deleverage at Victoria's Secret on lower net sales and the severance and related costs.
Impairment of Goodwill
In 2019, our goodwill impairment assessments concluded that the carrying values of our Victoria's Secret and Victoria's Secret Greater China reporting units exceeded their fair values. Accordingly, we recognized pre-tax goodwill impairment charges of $720 million in the Victoria's Secret segment.
Other Income (Loss) and Expenses
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for 2020 and 2019:

	2020	2019
Average daily borrowings (in millions)	$6,418	$5,725
Average borrowing rate (in percentages)	6.8%	6.6%
For 2020, our interest expense increased $60 million to $438 million due to both higher average daily borrowings and average borrowing rate.
Other Loss
For 2020, our other loss of $50 million consisted primarily of a $53 million pre-tax loss associated with the early extinguishment of outstanding notes recognized in 2020. For 2019, our other loss was $61 million, primarily due to a $40 million pre-tax loss associated with the early extinguishment of outstanding notes and a $37 million charge to increase reserves related to ongoing contingent obligations for the La Senza business, partially offset by interest income received on invested cash.
Provision for Income Taxes
For 2020, our effective tax rate was 22.7% compared to (101.9%) in 2019. The 2020 rate varied from our combined estimated federal and state statutory rate primarily due to the resolution of certain tax matters, which resulted in a $50 million tax benefit, and tax matters associated with foreign investments and recent changes in tax legislation, which resulted in a $23 million tax benefit. The 2019 rate was impacted by the Victoria's Secret goodwill impairment charges, which generated minimal tax benefit.
Results of Operations—Fourth Quarter of 2020 Compared to Fourth Quarter of 2019
The following information summarizes our results of operations for the fourth quarter of 2020 compared to the fourth quarter of 2019.

Operating Income (Loss)
The following table provides our segment operating income (loss) and operating income (loss) rates (expressed as a percentage of net sales) for the fourth quarter of 2020 in comparison to the fourth quarter of 2019:

	Fourth Quarter		Operating Income (Loss) Rate
	2020	2019	2020	2019
	(in millions)
Bath & Body Works	$914	$664	33.6%	29.8%
Victoria’s Secret	403	(531)	19.2%	(21.5%)
Other (a)	(44)	(51)	—%	—%
Total Operating Income	$1,273	$82	26.4%	1.7%
 ________________
(a)Includes corporate infrastructure and governance functions, and other non-recurring items that are deemed to be corporate in nature.
For the fourth quarter of 2020, operating income increased $1.191 billion to $1.273 billion, and the operating income rate increased to 26.4% from 1.7%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for the fourth quarter of 2020 in comparison to the fourth quarter of 2019:

	2020	2019	% Change
	(in millions)
Bath & Body Works Stores - U.S. and Canada	$1,903	$1,744	9%
Bath & Body Works Direct	750	431	74%
Bath & Body Works International (a)	66	56	18%
Total Bath & Body Works	2,719	2,231	22%
Victoria’s Secret Stores - U.S. and Canada	1,162	1,649	(30%)
Victoria’s Secret Direct	831	627	33%
Victoria's Secret International (b)	107	200	(47%)
Total Victoria’s Secret	2,100	2,476	(15%)
Total Net Sales	$4,819	$4,707	2%
________________
(a)Results include royalties associated with franchised store and wholesale sales.
(b)Results include company-operated stores in the U.K. (pre-joint venture) and Greater China, royalties associated with franchised stores and wholesale sales.
The following table provides a reconciliation of net sales for the fourth quarter of 2019 to the fourth quarter of 2020:

	Bath & Body Works	Victoria’s Secret	Total
	(in millions)
2019 Net Sales	$2,231	$2,476	$4,707
Comparable Store Sales	154	(251)	(97)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net (a)	4	(291)	(287)
Direct Channels	319	201	520
Private Label Credit Card	—	(14)	(14)
International, Wholesale, Royalty and Other	9	(27)	(18)
Foreign Currency Translation	2	6	8
2020 Net Sales	$2,719	$2,100	$4,819
________________
(a)Includes the impact of COVID-19-related stores closures.

The following table compares fourth quarter of 2020 comparable sales to fourth quarter of 2019:

	2020	2019
Comparable Sales (Stores and Direct) (a)
Bath & Body Works (b)	22%	10%
Victoria's Secret (c)	(3%)	(10%)
Total Comparable Sales	10%	(2%)

Comparable Store Sales (a)
Bath & Body Works (b)	9%	5%
Victoria's Secret (c)	(18%)	(11%)
Total Comparable Store Sales	(3%)	(4%)
 ________________
(a)The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. The change in comparable sales provides an indication of period over period growth (decline). A store is typically included in the calculation of comparable sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Stores are excluded from the comparable sales calculation if they have been closed for four consecutive days or more. Therefore, comparable sales results for the fourth quarter of 2020 exclude stores that were closed for four consecutive days or more as a result of the COVID-19 pandemic. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable sales is calculated on a comparable calendar period as opposed to a fiscal basis. Comparable sales attributable to our international stores are calculated on a constant currency basis.
(b)Includes company-operated stores in the U.S. and Canada.
(c)Includes company-operated stores in the U.S., Canada, the U.K. (pre-joint venture) and Greater China.
The results by segment are as follows:
Bath & Body Works
For the fourth quarter of 2020, net sales increased $488 million to $2.719 billion; comparable sales increased 22%; and comparable store sales increased 9%. We achieved growth in all merchandise categories with two-thirds of our dollar growth coming from our home fragrance and body care categories, and one-third of the growth coming from soaps and sanitizers. In the direct channel, fourth quarter sales increased by 74%, or $319 million. We focused on increasing our fulfillment capacity to meet the significant increase in demand, and, as a result, are achieving record productivity while maintaining consistent delivery times for our customers. Traffic in the stores channel was limited during the Holiday time period by capacity constraints in stores on high volume days.
The increase in comparable sales was driven by increases in digital traffic, conversion and average unit retail, partially offset by a decline in store traffic, which was particularly constrained on high volume Holiday days.
Victoria’s Secret
For the fourth quarter of 2020, net sales decreased $376 million to $2.100 billion; comparable sales decreased 3%; and comparable store sales decreased 18%. Net sales decreased due to the permanent store closures and declines in store traffic. These declines were partially offset by an increase in Victoria's Secret Direct channel sales, which increased 33% to $831 million, reflecting growth in Lingerie, PINK and Beauty.
The decrease in comparable sales was driven by a decline in store traffic, which was particularly constrained on high volume Holiday days, partially offset by increases in conversion, average unit retail and digital traffic.
Gross Profit
For the fourth quarter of 2020, our gross profit increased $515 million to $2.309 billion, and our gross profit rate (expressed as a percentage of net sales) increased to 47.9% from 38.1% primarily as a result of:
Bath & Body Works
For the fourth quarter of 2020, the gross profit increase was due to increased merchandise margin dollars related to the increase in net sales and the strong customer response to our merchandise assortment which allowed us to strategically pull back on promotional activity and marketing related offers, partially offset by higher expenses due to increased direct channel fulfillment and shipping costs.

The gross profit rate increase was driven by an increase in the merchandise margin rate reflecting a meaningful pullback in promotional activity and buying and occupancy leverage on higher net sales.
Victoria’s Secret
For the fourth quarter of 2020, the gross profit increase was due to improved response to our merchandise assortments, the disciplined management of inventory, as well as strong selling execution in stores and online, all of which enabled us to reduce promotional activity during the quarter. Additionally, occupancy expenses were lower this period due to the permanent store closures, rent relief totaling $66 million and a $30 million decrease in store and lease asset impairment charges recognized in occupancy expense. These increases were partially offset by lower merchandise margin dollars related to the decrease in net sales.
The gross profit rate increase was primarily driven by a higher merchandise margin rate reflecting a meaningful pullback in promotional activity, leverage on buying and occupancy expense from the mix shift to the direct channel, and the higher asset impairment charges in the prior year.
General, Administrative and Store Operating Expenses
For the fourth quarter of 2020, our general, administrative and store operating expenses increased $12 million to $1.034 billion due to an increase in Bath & Body Works store selling expenses due to the increase in net sales and to support COVID-19 guidelines, and an increase in incentive compensation payouts given company performance, partially offset by reductions at Victoria's Secret driven by lower store selling and other expenses as a result of our profit improvement plan and store closures.
The general, administrative and store operating expense rate decreased to 21.5% from 21.7% driven by leverage on higher net sales.
Impairment of Goodwill
In the fourth quarter of 2019, our annual goodwill impairment assessment concluded that the carrying value of the Victoria's Secret reporting unit exceeded its fair value. Accordingly, we recognized a pre-tax goodwill impairment charge of $690 million in the Victoria's Secret segment.
Other Income (Loss) and Expenses
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the fourth quarter of 2020 and 2019:

Fourth Quarter	2020	2019
Average daily borrowings (in millions)	$6,499	$5,617
Average borrowing rate (in percentages)	7.2%	6.6%
For the fourth quarter of 2020, our interest expense increased $25 million to $117 million due to both higher average daily borrowings and average borrowing rate.
Provision for Income Taxes
For the fourth quarter of 2020, our effective tax rate was 25.5%, in line with our combined estimated federal and state statutory rate. The 2019 rate was lower than our combined estimated federal and state statutory rate primarily due to the Victoria's Secret goodwill impairment charge, which generated minimal tax benefit in the U.S.
Results of Operations—2019 Compared to 2018
The following information summarizes our results of operations for 2019 compared to 2018.
Operating Income (Loss)
The following table provides our segment operating income (loss) and operating income (loss) rates (expressed as a percentage of net sales) for 2019 in comparison to 2018:

			Operating Income (Loss) Rate
	2019	2018	2019	2018
	(in millions)
Bath & Body Works	$1,224	$1,103	22.9%	23.1%
Victoria’s Secret	(782)	518	(10.4%)	6.4%
Other (a)	(184)	(384)	(369.1%)	(107.1%)
Total Operating Income	$258	$1,237	2.0%	9.3%
 ________________

(a)Includes corporate infrastructure and governance functions, and other non-recurring items that are deemed to be corporate in nature. Results for 2018 also include the Henri Bendel and La Senza businesses.
For 2019, operating income decreased $979 million to $258 million, and the operating income rate decreased to 2.0% from 9.3%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for 2019 in comparison to 2018:

	2019	2018	% Change
	(in millions)
Bath & Body Works Stores - U.S. and Canada	$4,212	$3,907	8%
Bath & Body Works Direct	958	724	32%
Bath & Body Works International (a)	185	145	28%
Total Bath & Body Works	5,355	4,776	12%
Victoria’s Secret Stores - U.S. and Canada	5,112	5,628	(9%)
Victoria’s Secret Direct	1,693	1,747	(3%)
Victoria's Secret International (b)	704	728	(3%)
Total Victoria’s Secret	7,509	8,103	(7%)
Other (c)	50	358	(86%)
Total Net Sales	$12,914	$13,237	(2%)
________________
(a)Results include royalties associated with franchised store and wholesale sales.
(b)Results include company-operated stores in the U.K. and Greater China, royalties associated with franchised stores and wholesale sales.
(c)Results for 2019 include wholesale revenues to La Senza subsequent to the Company's divestiture of the business in 2018. Results for 2018 include store and direct sales for Henri Bendel and La Senza.
The following table provides a reconciliation of net sales for 2018 to 2019:

	Bath & Body Works	Victoria’s Secret	Other	Total
	(in millions)
2018 Net Sales	$4,776	$8,103	$358	$13,237
Comparable Store Sales	190	(507)	—	(317)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	117	(4)	—	113
Direct Channels	234	(56)	—	178
Private Label Credit Card	—	6	—	6
International Wholesale, Royalty and Other	40	(18)	8	30
Divested/Closed Businesses	—	—	(316)	(316)
Foreign Currency Translation	(2)	(15)	—	(17)
2019 Net Sales	$5,355	$7,509	$50	$12,914

The following table compares 2019 comparable sales to 2018:

	2019	2018
Comparable Sales (Stores and Direct) (a)
Bath & Body Works (b)	10%	11%
Victoria's Secret (c)	(8%)	(2%)
Total Comparable Sales	(1%)	3%

Comparable Store Sales (a)
Bath & Body Works (b)	5%	8%
Victoria's Secret (c)	(9%)	(6%)
Total Comparable Store Sales	(3%)	(1%)
 ________________
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
The results by segment are as follows:
Bath & Body Works
For 2019, net sales increased $579 million to $5.355 billion; comparable sales increased 10%; and comparable store sales increased 5%. Net sales increased in all of our main categories including home fragrance, body care and soaps and sanitizers, which incorporated newness, innovation and fashion.
The increase in comparable sales was driven by increases in store conversion and digital traffic.
Victoria’s Secret
For 2019, net sales decreased $594 million to $7.509 billion; comparable sales decreased 8%; and comparable store sales decreased 9%. Victoria's Secret Lingerie comparable sales were down in the high-single digit range, primarily due to declines in bras and apparel, driven by merchandise performance. PINK comparable sales were down in the low-double digit range, primarily driven by declines in apparel, principally in tops, due to merchandise performance and the exit of the swim business. Victoria’s Secret Beauty comparable sales increased in the low-single digit range, as growth in accessories and PINK beauty were partially offset by a decline in the lip business.
The decrease in comparable sales was driven by declines in store traffic, average unit retail and digital conversion.
Other
For 2019, net sales decreased $308 million primarily due to the sale of La Senza and closure of Henri Bendel in the fourth quarter of 2018.
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

Victoria’s Secret
For 2019, the gross profit decrease was primarily driven by lower merchandise margin dollars related to the decrease in net sales and an increase in long-lived store asset impairment charges, from $101 million in 2018 to $263 million in 2019.
The gross profit rate decrease was driven by a decline in the merchandise margin rate due to increased promotions to drive traffic and clear inventory, the increase in long-lived store asset impairment charges and buying and occupancy deleverage on lower net sales.
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
Impairment of Goodwill
In 2019, our goodwill impairment assessments concluded that the carrying values of our Victoria's Secret and Victoria's Secret Greater China reporting units exceeded their fair values. Accordingly, we recognized pre-tax goodwill impairment charges of $720 million in the Victoria's Secret segment.
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
For 2019, our interest expense decreased $7 million to $378 million due to lower average daily borrowings.
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
Operating Income (Loss)
The following table provides our segment operating income (loss) and operating income (loss) rates (expressed as a percentage of net sales) for the fourth quarter of 2019 in comparison to the fourth quarter of 2018:

	Fourth Quarter		Operating Income (Loss) Rate
	2019	2018	2019	2018
	(in millions)
Bath & Body Works	$664	$610	29.8%	30.6%
Victoria’s Secret	(531)	362	(21.5%)	13.1%
Other (a)	(51)	(172)	—%	(160.4%)
Total Operating Income	$82	$800	1.7%	16.5%
 ________________
(a)Includes corporate infrastructure and governance functions, and other non-recurring items that are deemed to be corporate in nature. Results for 2018 also include the Henri Bendel and La Senza businesses.
For the fourth quarter of 2019, operating income decreased $718 million to $82 million, and the operating income rate decreased to 1.7% from 16.5%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for the fourth quarter of 2019 in comparison to the fourth quarter of 2018:

	2019	2018	% Change
	(in millions)
Bath & Body Works Stores - U.S. and Canada	$1,744	$1,626	7%
Bath & Body Works Direct	431	325	33%
Bath & Body Works International (a)	56	44	27%
Total Bath & Body Works	2,231	1,995	12%
Victoria’s Secret Stores - U.S. and Canada	1,649	1,849	(11%)
Victoria’s Secret Direct	627	683	(8%)
Victoria's Secret International (b)	200	218	(8%)
Total Victoria’s Secret	2,476	2,750	(10%)
Other (c)	—	107	(100%)
Total Net Sales	$4,707	$4,852	(3%)
________________
(a)Results include royalties associated with franchised store and wholesale sales.
(b)Results include company-operated stores in the U.K. and Greater China, royalties associated with franchised stores and wholesale sales.
(c)Results for 2018 include store and direct sales for Henri Bendel and La Senza.

The following table provides a reconciliation of net sales for the fourth quarter of 2018 to the fourth quarter of 2019:

	Bath & Body Works	Victoria’s Secret	Other	Total
		(in millions)
2018 Net Sales	$1,995	$2,750	$107	$4,852
Comparable Store Sales	79	(198)	—	(119)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	38	(12)	—	26
Direct Channels	106	(58)	—	48
Private Label Credit Card	—	(5)	—	(5)
International, Wholesale, Royalty and Other	11	(2)	(13)	(4)
Divested/Closed Businesses	—	—	(94)	(94)
Foreign Currency Translation	2	1	—	3
2019 Net Sales	$2,231	$2,476	$—	$4,707

The following table compares fourth quarter of 2019 comparable sales to fourth quarter of 2018:

	2019	2018
Comparable Sales (Stores and Direct) (a)
Bath & Body Works (b)	10%	12%
Victoria's Secret (c)	(10%)	(3%)
Total Comparable Sales	(2%)	3%

Comparable Store Sales (a)
Bath & Body Works (b)	5%	8%
Victoria's Secret (c)	(11%)	(7%)
Total Comparable Store Sales	(4%)	(1%)
 ________________
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
The results by segment are as follows:
Bath & Body Works
For the fourth quarter of 2019, net sales increased $236 million to $2.231 billion; comparable sales increased 10%; and comparable store sales increased 5%. Net sales increased in all of our main categories including home fragrance, body care and soaps and sanitizers, which incorporated newness, innovation and fashion.
The increase in comparable sales was driven by increases in store conversion and digital traffic.

Victoria’s Secret
For the fourth quarter of 2019, net sales decreased $274 million to $2.476 billion; comparable sales decreased 10%; and comparable store sales decreased 11%. Victoria's Secret Lingerie comparable sales were down in the mid-teens as we continued to pull back promotional activity in bras, and due to merchandise performance in sleepwear. PINK comparable sales were down in the mid-teens driven by declines in apparel, principally in tops, due to merchandise performance. PINK lingerie sales were about flat to last year. Victoria’s Secret Beauty comparable sales increased in the low-single digit range due to growth in prestige fragrance, driven by a strong launch of Bombshell Intense, and in PINK beauty and accessories.
The decrease in comparable sales was driven by declines in store traffic, average unit retail and digital conversion.
Other
For the fourth quarter of 2019, net sales decreased $107 million primarily due to the sale of La Senza and closure of Henri Bendel in the fourth quarter of 2018.
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
Victoria’s Secret
For the fourth quarter of 2019, the gross profit decrease was primarily driven by lower merchandise margin dollars related to the decrease in net sales and an increase in long-lived store asset impairment charges, from $20 million in the fourth quarter of 2018 to $45 million in the fourth quarter of 2019.
The gross profit rate decrease was driven by a decline in the merchandise margin rate due to increased promotions to drive traffic and clear inventory, the increase in long-lived store asset impairment charges and buying and occupancy deleverage on lower net sales.
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

FINANCIAL CONDITION
Liquidity and Capital Resources
Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements and capital expenditures. Our cash provided from operations is impacted by our net income (loss) and working capital changes. Our net income (loss) is impacted by, among other things, sales volume, seasonal sales patterns, success of new product introductions, profit margins and income taxes. Historically, sales are higher during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the summer and fall months as inventory builds in anticipation of the holiday period. Our cash and cash equivalents held by foreign subsidiaries were $397 million as of January 30, 2021.
COVID-19 Response
In response to the global COVID-19 crisis, we took prudent actions to manage expenses and to maintain our solid cash position and financial flexibility. We:
•Furloughed most store associates as of April 5, 2020 during the temporary store closures, while continuing to provide healthcare benefits for eligible associates;
•Suspended associate merit increases;
•Temporarily reduced salaries for senior vice presidents and above by 20%;
•Temporarily suspended cash compensation for all members of the Board of Directors;
•Reduced fiscal 2020 capital expenditures from an original forecast of $550 million to $228 million;
•Actively managed inventory to adjust for the impact of channel shifts to meet customer demand;
•Temporarily suspended the quarterly cash dividend beginning in the second quarter of fiscal 2020;
•Suspended many store and select office rent payments during the temporary closures. We completed negotiations with the majority of landlords, leading to a combination of rent waivers or abatements relating to closure periods, rent relief relating to the post-reopening “recovery” period given traffic declines, and rent deferrals;
•Converted the revolving credit facility to an asset-backed loan facility, issued $2.25 billion in new notes and extinguished $1.259 billion of notes primarily with near-term maturities; and
•Extended payment terms to vendors.

As of January 30, 2021, we had $3.9 billion in cash and cash equivalents with no outstanding borrowings on our ABL Facility. We believe that our available short-term and long-term capital resources are sufficient to fund foreseeable requirements.
Working Capital and Capitalization
The following table provides a summary of our working capital position and capitalization as of January 30, 2021, February 1, 2020 and February 2, 2019:

	January 30, 2021	February 1, 2020	February 2, 2019
	(in millions)
Net Cash Provided by Operating Activities	$2,039	$1,236	$1,377
Capital Expenditures	228	458	629
Working Capital (a)	2,753	873	1,274
Capitalization:
Long-term Debt	6,366	5,487	5,739
Shareholders’ Equity (Deficit)	(662)	(1,499)	(869)
Total Capitalization	$5,704	$3,988	$4,870
Amounts Available Under the Credit Agreement (b)	$—	$981	$991
 ________________
(a)The January 30, 2021 and February 1, 2020 amounts include Current Operating Lease Liabilities as a result of our adoption of ASC 842, Leases, in the first quarter of 2019.
(b)As of January 30, 2021, our borrowing base was $853 million but we were unable to draw upon the Credit Agreement as our consolidated cash balance exceeded $350 million. We had outstanding letters of credit, which reduce our availability under the Credit Agreement, of $63 million as of January 30, 2021, $19 million as of February 1, 2020, and $9 million as of February 2, 2019.
The following table provides certain measures of liquidity and capital resources as of January 30, 2021, February 1, 2020 and February 2, 2019:

	January 30, 2021	February 1, 2020	February 2, 2019
Debt-to-capitalization Ratio (a)	112%	138%	118%
Operating Cash Flow to Capital Expenditures	894%	270%	219%
________________
(a)Long-term debt divided by total capitalization.
Cash Flow
The following table provides a summary of our cash flow activity for the fiscal years ended January 30, 2021, February 1, 2020 and February 2, 2019:

	2020	2019	2018
	(in millions)
Cash and Cash Equivalents and Restricted Cash, Beginning of Year	$1,499	$1,413	$1,515
Net Cash Flows Provided by Operating Activities	2,039	1,236	1,377
Net Cash Flows Used for Investing Activities	(219)	(480)	(609)
Net Cash Flows Provided by (Used for) Financing Activities	610	(666)	(872)
Effects of Exchange Rate Changes on Cash and Cash Equivalents and Restricted Cash	4	(4)	2
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	2,434	86	(102)
Cash and Cash Equivalents and Restricted Cash, End of Year	$3,933	$1,499	$1,413

Operating Activities
Net cash provided by operating activities in 2020 was $2.039 billion, including net income of $844 million. Net income included depreciation of $521 million, store and lease asset impairment charges of $254 million, gain from formation of the Victoria's Secret U.K. and Ireland joint venture of $54 million, loss on extinguishment of debt of $53 million, share-based compensation expense of $50 million, non-cash gain from Victoria's Secret Hong Kong store closure and lease termination of $39 million and deferred income tax expense of $33 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant item in working capital was an increase in operating cash flow of $379 million associated with the increase in Accounts Payables, Accrued Expenses and Other and Other Assets and Liabilities.
Net cash provided by operating activities in 2019 was $1.236 billion, including net loss of $366 million. Net loss included depreciation of $588 million, goodwill impairment charges of $720 million, store and lease asset impairment charges of $263 million, share-based compensation expense of $87 million, loss on extinguishment of debt of $40 million, La Senza charges of $37 million and deferred income tax benefits of $29 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant item in working capital was a decrease in operating cash flow of $93 million associated with the decrease in Accounts Payables, Accrued Expenses and Other.
Net cash provided by operating activities in 2018 was $1.377 billion, including net income of $644 million. Net income included depreciation of $590 million, store asset impairment charges of $101 million, loss on divestiture of La Senza of $99 million, share-based compensation expense of $97 million and deferred income tax benefits of $52 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant item in working capital was a decrease in operating cash flow of $113 million associated with a decrease in income taxes payable.
Investing Activities
Net cash used for investing activities in 2020 was $219 million consisting primarily of $228 million of capital expenditures. The capital expenditures were primarily related to spending on technology and logistics to support our digital businesses and other retail capabilities. Capital expenditures of approximately $80 million related to the opening of new stores or the remodeling and improving of existing stores, primarily for Bath & Body Works.
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
Net cash used for investing activities in 2018 was $609 million consisting primarily of $629 million of capital expenditures. The capital expenditures included $487 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.
We are estimating 2021 capital expenditures to be between $350 and $400 million. Approximately 60% of that forecast relates to Bath & Body Works, with the remaining 40% at Victoria’s Secret. Bath & Body Works, while not fully returning to recent levels, is resuming its investment in the remodeling and opening of new stores. Additionally, we will be investing in technology, distribution and logistics capabilities for both businesses in 2021.
Financing Activities
Net cash provided by financing activities in 2020 was $610 million consisting primarily of net proceeds of $2.218 billion from the issuance of new notes, partially offset by $1.307 billion in payments for the early extinguishment of outstanding notes, $155 million of net repayments under our Foreign Facilities, dividend payments of $0.30 per share, or $83 million, and payments of finance lease obligations of $53 million. We also borrowed and repaid $950 million under our Credit Agreement during 2020.
Net cash used for financing activities in 2019 was $666 million consisting primarily of $799 million in payments for the early extinguishment of outstanding notes, quarterly dividend payments of $1.20 per share, or $332 million, and tax payments related to share-based awards of $13 million. These were partially offset by the net proceeds of $486 million from the issuance of the 2029 Notes and $5 million of net new borrowings under our Foreign Facilities.
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
In March 2018, our Board of Directors approved a $250 million share repurchase program, which had $79 million remaining as of January 30, 2021. We did not repurchase any shares during 2020 or 2019.
In March 2021, our Board of Directors authorized a new $500 million share repurchase plan, which replaces the $79 million remaining under the March 2018 repurchase program. Pursuant to the Board's authorization, we entered into a Rule 10b5-1 purchase plan to effectuate share repurchases up to $250 million. Implementing the Rule 10b5-1 trading plan allows us to repurchase shares at times when we might otherwise be prevented from doing so by securities laws or because of self-imposed trading blackout periods.
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
Our Board of Directors temporarily suspended our quarterly cash dividend beginning in the second quarter of 2020 as a proactive measure to strengthen our financial flexibility and manage through the COVID-19 pandemic. In March 2021, our Board of Directors reinstated our annual dividend at $0.60 per share, beginning with the quarterly dividend to be paid in June 2021.
Under the authority and declaration of our Board of Directors, we paid the following dividends during fiscal 2020, 2019 and 2018:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2020
Fourth Quarter	$—	$—
Third Quarter	—	—
Second Quarter	—	—
First Quarter	0.30	83
2020 Total	$0.30	$83
2019
Fourth Quarter	$0.30	$83
Third Quarter	0.30	83
Second Quarter	0.30	83
First Quarter	0.30	83
2019 Total	$1.20	$332
2018
Fourth Quarter	$0.60	$166
Third Quarter	0.60	165
Second Quarter	0.60	167
First Quarter	0.60	168
2018 Total	$2.40	$666
Long-term Debt and Borrowing Facilities
The following table provides our outstanding debt balance, net of unamortized debt issuance costs and discounts, as of January 30, 2021 and February 1, 2020:

	January 30, 2021	February 1, 2020
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$750 million, 6.875% Fixed Interest Rate Secured Notes due July 2025 ("2025 Secured Notes")	$740	$—
Secured Foreign Facilities	—	103
Total Senior Secured Debt with Subsidiary Guarantee	$740	$103
Senior Debt with Subsidiary Guarantee
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	$—	$450
$285 million, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	284	858
$320 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	319	498
$500 million, 9.375% Fixed Interest Rate Notes due July 2025 ("2025 Notes")	493	—
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 ("2027 Notes")	278	276
$500 million, 5.25% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	497	496
$500 million, 7.50% Fixed Interest Rate Notes due June 2029 ("2029 Notes")	488	487
$1 billion, 6.625% Fixed Interest Rate Notes due October 2030 ("2030 Notes")	988	—
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	991	991
$700 million, 6.75% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	694	693
Total Senior Debt with Subsidiary Guarantee	$5,032	$4,749
Senior Debt
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$348	$348
$247 million, 7.60% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	246	298
Unsecured Foreign Facilities	—	50
Total Senior Debt	$594	$696
Total	$6,366	$5,548
Current Debt	—	(61)
Total Long-term Debt, Net of Current Portion	$6,366	$5,487
Issuance of Notes
In September 2020, we issued $1 billion of 6.625% senior notes due October 2030 (the "2030 Notes"). The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by us and certain of our 100% owned subsidiaries. The proceeds from the issuance were $988 million, which were net of issuance costs of $12 million. The issuance costs are being amortized through the maturity date and are included within Long-term Debt on the January 30, 2021 Consolidated Balance Sheet.
In June 2020, we issued $750 million of 6.875% senior secured notes due July 2025 (the "2025 Secured Notes"). The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by us and certain of our 100% owned subsidiaries. The 2025 Secured Notes are secured on a first-priority lien basis by substantially all of our and the guarantors' assets, and on a second-priority lien basis by certain collateral securing the asset-backed revolving credit facility, in each case, subject to certain exceptions. The proceeds from the issuance were $738 million, which were net of issuance costs of $12 million. The issuance costs are being amortized through the maturity date and are included within Long-term Debt on the January 30, 2021 Consolidated Balance Sheet.
In June 2020, we also issued $500 million of 9.375% notes due in July 2025 (the "2025 Notes"). The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by us and certain of our 100% owned subsidiaries. The proceeds from the issuance were $492 million, which were net of issuance costs of $8 million. The issuance costs are being amortized through the maturity date and are included within Long-term Debt on the January 30, 2021 Consolidated Balance Sheet.
In June 2019, we issued $500 million of 7.50% notes due in June 2029 (the "2029 Notes"). The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by us and certain of our 100% owned subsidiaries. The proceeds from the issuance were $486 million, which were net of discounts and issuance costs of $14 million. The discounts and issuance costs are being amortized through the maturity date and are included within Long-term Debt on the Consolidated Balance Sheets.

Repurchases of Notes
In October 2020, we settled tender offers to repurchase $576 million of outstanding 2022 Notes, $180 million of outstanding 2023 Notes and $53 million of outstanding 2037 Notes for $844 million. We used the proceeds from the 2030 Notes to fund the purchase price of the tender offers. Additionally, utilizing cash on hand, we redeemed the remaining $450 million of outstanding 2021 Notes for $463 million. We recognized a pre-tax loss related to this extinguishment of debt of $53 million (after-tax loss of $40 million), which includes redemption fees and the write-offs of unamortized issuance costs. This loss is included in Other Income (Loss) in the 2020 Consolidated Statement of Income.
In June 2019, we completed the early settlement of tender offers to repurchase $212 million of outstanding 2020 Notes, $330 million of outstanding 2021 Notes and $96 million of outstanding 2022 Notes for $669 million. We used the proceeds from the 2029 Notes, together with cash on hand, to fund the purchase price for the tender offers. Additionally, in July 2019, we redeemed the remaining $126 million of outstanding 2020 Notes for $130 million. We recognized a pre-tax loss on extinguishment of debt of $40 million (after-tax loss of $30 million), which includes redemption fees and the write-off of unamortized issuance costs. This loss is included in Other Income (Loss) in the 2019 Consolidated Statement of Loss.
In March 2021, our Board of Directors authorized a reduction in our debt that will be effected by a make whole call to repurchase the remaining $285 million of outstanding 2022 Notes and the $750 million of outstanding 2025 Secured Notes. This make whole call was issued on March 12, 2021 and we anticipate using approximately $1.1 billion in cash to complete the debt repurchase.
Revolving Credit Facility
We and certain of our 100% owned subsidiaries guarantee and pledge collateral to secure a revolving credit facility (the "Credit Agreement"). In April 2020, we entered into an amendment and restatement (the "Amendment") of the Credit Agreement to convert our credit facility into an asset-backed revolving credit facility. The Amendment maintains the aggregate commitments at $1 billion, and maintains the expiration date in August of 2024. The ABL Facility allows borrowings and letters of credit in U.S. dollars or Canadian dollars.
Availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on our eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time, the outstanding amount under the ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitment, we will be required to prepay the outstanding amounts under the ABL Facility to the extent of such excess. In addition, at any time that our consolidated cash balance exceeds $350 million, we will be required to prepay outstanding amounts under the ABL Facility to the extent of such excess. As of January 30, 2021, our borrowing base was $853 million but we were unable to draw upon the ABL Facility as our consolidated cash balance exceeded $350 million.
The ABL Facility supports our letter of credit program. We had $63 million of outstanding letters of credit as of January 30, 2021 that reduced our availability under the ABL Facility.
As of January 30, 2021, the ABL Facility fees related to committed and unutilized amounts were 0.30% per annum, and the fees related to outstanding letters of credit were 1.75% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was the London Interbank Offered Rate ("LIBOR") plus 1.75% per annum. The interest rate on outstanding Canadian dollar-denominated borrowings was the Canadian Dollar Offered Rate ("CDOR") plus 1.75% per annum.
The ABL Facility requires us to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (1) $100 million or (2) 15% of the maximum borrowing amount. As of January 30, 2021, we were not required to maintain this ratio.
In March 2020, in an abundance of caution and as a proactive measure in response to the COVID-19 pandemic, we elected to borrow $950 million from our revolving facility, which was repaid upon the completion of the Amendment. As of January 30, 2021, there were no borrowings outstanding under the ABL Facility.
Foreign Facilities
Certain of our China subsidiaries utilize revolving and term loan bank facilities to support their operations (the "Foreign Facilities"). The Foreign Facilities allow borrowings in U.S. dollars and Chinese Yuan, and interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing. Certain of these facilities are guaranteed by us and certain of our 100% owned subsidiaries (the "Secured Foreign Facilities").
As of January 30, 2021, the Secured Foreign Facilities allow for borrowings and letters of credit up to $30 million. During 2020, we borrowed $21 million and made payments of $126 million under the Secured Foreign Facilities. As of January 30, 2021, there were no borrowings outstanding under the Secured Foreign Facilities.
During 2020, we placed cash on deposit with certain financial institutions as collateral for their lending commitments under the Secured Foreign Facilities. As of January 30, 2021, the amount of collateral required was dependent upon the aggregate lending commitments. These deposits, totaling $30 million, are recorded in Other Assets on the January 30, 2021 Consolidated Balance Sheet.
During 2020, we borrowed $13 million and made payments of $63 million under the unsecured Foreign Facilities. During the second quarter of 2020, with no borrowings outstanding, we terminated the unsecured Foreign Facilities.
Credit Ratings
The following table provides our credit ratings as of January 30, 2021:

	Moody’s	S&P
Senior Secured Debt	Ba2	BB
Corporate	B2	B+
Senior Unsecured Debt with Subsidiary Guarantee	B2	B+
Senior Unsecured Debt	Caa1	B-
Outlook	Positive	Stable
Subsequent to January 30, 2021, S&P upgraded our Senior Secured Debt rating to BB+, our Corporate and Senior Unsecured Debt with Subsidiary Guarantee ratings to BB- and our Senior Unsecured Debt rating to B, and issued a Stable outlook at these updated ratings.
Guarantor Summarized Financial Information
Certain of our subsidiaries, which are listed on Exhibit 22 to this Annual Report on Form 10-K, have guaranteed our obligations under the 2022 Notes, 2023 Notes, 2025 Notes, 2027 Notes, 2028 Notes, 2029 Notes, 2030 Notes, 2035 Notes and the 2036 Notes (collectively, the "Unsecured Notes") and the 2025 Secured Notes (the “Secured Notes” and together with the Unsecured Notes, the “Notes”).
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
The following tables set forth summarized financial information for the Parent Company and the Subsidiary Guarantors on a combined basis after elimination of (i) intercompany transactions and balances among the Parent Company and the Subsidiary Guarantors and (ii) investments in and equity in the earnings of non-Guarantor subsidiaries:

SUMMARIZED BALANCE SHEETS	January 30, 2021	February 1, 2020
	(in millions)
ASSETS
Current Assets (a)	$6,813	$3,728
Noncurrent Assets (b)	4,795	5,357

LIABILITIES
Current Liabilities (c)	$5,038	$4,163
Noncurrent Liabilities (d)	9,433	8,772
 _______________
(a)Includes amounts due from non-Guarantor subsidiaries of $1.933 billion and $1.091 billion as of January 30, 2021 and February 1, 2020, respectively.
(b)Includes amounts due from non-Guarantor subsidiaries of $141 million as of January 30, 2021.
(c)Includes amounts due to non-Guarantor subsidiaries of $3.096 billion and $2.684 billion as of January 30, 2021 and February 1, 2020, respectively.
(d)Includes amounts due to non-Guarantor subsidiaries of $476 million as of both January 30, 2021 and February 1, 2020.

SUMMARIZED STATEMENT OF INCOME
2020
(in millions)
Net Sales (a)	$11,404
Gross Profit	4,424
Operating Income	1,420
Income Before Income Taxes	694
Net Income (b)	513
 _______________
(a)Includes net sales of $608 million to non-Guarantor subsidiaries.
(b)Includes net loss of $49 million related to transactions with non-Guarantor subsidiaries.
In addition to the Subsidiary Guarantors, a certain subsidiary, which is listed on Exhibit 22 to this Annual Report on Form 10-K, has only guaranteed our obligations under the 2025 Notes, 2025 Secured Notes and 2030 Notes. This subsidiary had assets, all of which were noncurrent, of $235 million and $244 million as of January 30, 2021 and February 1, 2020, respectively. In addition, this subsidiary had current liabilities of $119 million as of February 1, 2020, which included $93 million due to the Subsidiary Guarantors. The 2020 Statement of Income activity for this subsidiary is immaterial.
Contingent Liabilities and Contractual Obligations
The following table provides our contractual obligations, aggregated by type, including the maturity profile as of January 30, 2021:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Other
	(in millions)
Long-term Debt (a)	$10,957	$449	$1,659	$2,025	$6,824	$—
Future Lease Obligations (b)	4,057	753	1,221	915	1,168	—
Purchase Obligations (c)	1,227	1,041	103	43	40	—
Other Liabilities (d) (e)	354	289	23	17	—	25
Total	$16,595	$2,532	$3,006	$3,000	$8,032	$25
________________
(a)Long-term debt obligations relate to our principal and interest payments for outstanding notes and debentures. Interest payments have been estimated based on the coupon rate for fixed rate obligations. Interest obligations exclude amounts which have been accrued through January 30, 2021. For additional information, see Note 13 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(b)Future lease obligations primarily represent minimum payments due under store lease agreements. For additional information, see Note 8 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(c)Purchase obligations primarily include purchase orders for merchandise inventory and other agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.
(d)Other liabilities include future payments relating to our non-qualified supplemental retirement plan of $166 million in the "Less Than 1 Year" category. For additional information, see Note 17 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(e)Other liabilities also include future estimated payments associated with unrecognized tax benefits. The “Less Than 1 Year” category includes $122 million of these tax items because it is reasonably possible that the amounts could change in the next 12 months due to audit settlements or resolution of uncertainties. The remaining portion totaling $25 million is included in the “Other” category as it is not reasonably possible that the amounts could change in the next 12 months. In addition, we have a remaining liability of $41 million related to the deemed repatriation tax on our undistributed foreign earnings resulting from the Tax Cuts and Jobs Act. The tax liability will be paid over the next four years. For additional information, see Note 12 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.
La Senza
In connection with the sale of La Senza in the fourth quarter of 2018, certain of our subsidiaries have remaining contingent obligations of $32 million related to lease payments under the current terms of noncancelable leases expiring at various dates through 2028. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the business. As of January 30, 2021, we recorded reserves of $35 million, primarily included within Other Long-term Liabilities on the Consolidated Balance Sheet, related to these lease-related obligations and certain other obligations related to the La Senza business.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements as defined by Regulation 229.303 Item 303 (a) (4).
Recently Issued Accounting Pronouncements
Credit Losses
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses, which requires the use of a forward-looking expected loss impairment model for accounts receivable and certain other financial instruments. We adopted the standard in the first quarter of 2020. The adoption of this standard did not have a material impact on our consolidated results of operations, financial position or cash flows.
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
Inventories
Inventories are principally valued at the lower of cost or net realizable value, on an average cost basis.
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
Management believes that the assumptions used in these estimates are reasonable and appropriate. A 10% increase or decrease in the inventory valuation adjustment would have impacted net income by approximately $5 million for 2020. A 10% increase or decrease in the estimated physical inventory loss adjustment would have impacted net income by approximately $4 million for 2020.
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
In 2020, we executed a rationalization of the Victoria’s Secret company-operated store footprint. We permanently closed 241 stores in North America in 2020. Given the closures in 2020 as well as the negative operating results of certain Victoria's Secret stores in 2020, 2019 and 2018, we reviewed the long-lived store assets for potential impairment in all periods presented. We determined that the estimated undiscounted future cash flows were less than the carrying values for certain Victoria's Secret asset groups and, as a result, determined the estimated fair values of the store asset groups using estimated discounted future cash flows and estimated market rental rates.
The following table provides pre-tax long-lived store asset impairment charges included in the Consolidated Statement of Income (Loss) for 2020, 2019 and 2018:

	2020	2019	2018
	(in millions)
Store Asset Impairment	$136	$198	$101
Operating Lease Asset Impairment	118	65	—
Total Impairment	$254	$263	$101
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
Goodwill
Goodwill is reviewed for impairment at the reporting unit level each year in the fourth quarter and may be reviewed more frequently if certain events occur or circumstances change. We have the option to either first perform a qualitative assessment to determine whether it is more likely than not that each reporting unit's fair value is less than its carrying value (including goodwill), or to proceed directly to the quantitative assessment which requires a comparison of the reporting unit's fair value to its carrying value (including goodwill). If we determine that the fair value of a reporting unit is less than its carrying value, we recognize an impairment charge equal to the difference, not to exceed the total amount of goodwill allocated to the reporting unit. Our reporting units are determined in accordance with the provisions of ASC 350, Intangibles - Goodwill and Other. During 2019, we impaired the goodwill at the Victoria’s Secret and Victoria’s Secret Greater China reporting units, resulting in pre-tax impairment charges of $720 million. As a result, only the Bath & Body Works reporting unit has goodwill as of January 30, 2021.
As of the end of the fourth quarter of 2020, we performed our annual goodwill impairment assessment over the Bath & Body Works reporting unit. We performed a qualitative assessment and determined that the Bath & Body Works reporting unit's fair value was greater than its carrying value (including goodwill). Declines in our market capitalization or in our business performance could result in a material impairment charge in a future period.
Trade Names
The Bath & Body Works and Victoria's Secret trade names are intangible assets with indefinite lives. Intangible assets with indefinite lives are reviewed for impairment each year in the fourth quarter and may be reviewed more frequently if certain events occur or circumstances change. We have the option to either first perform a qualitative assessment to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired, or to proceed directly to the quantitative assessment which requires a comparison of the fair value of the intangible asset to its carrying value. To determine if the fair value of the asset is less than its carrying amount, we will estimate the fair value, usually determined by the relief from royalty method under the income approach, and compare that value with its carrying amount. If the carrying value of the trade name exceeds its fair value, we recognize an impairment charge equal to the difference.
As of the end of the fourth quarter of 2020, we performed our annual impairment assessments of the Bath & Body Works and Victoria's Secret trade names. To estimate the fair value of the trade names, we used the relief from royalty method under the income approach. The annual assessments concluded that the fair values of the trade names were in excess of their respective carrying values.
The use of different assumptions or judgments in our impairment assessment of our trade names, including with respect to the estimated future cash flows, the discount rate used to discount such estimated future cash flows to their net present value and royalty rates used for the relief from royalty method, could materially increase or decrease the fair value of our trade names. A 50% reduction to our assumed royalty rate would not have resulted in a material impairment charge in 2020.
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
Revenue earned in connection with Victoria’s Secret's private label credit card arrangement is primarily recognized based on credit card sales and usage and is included in Net Sales in the Consolidated Statements of Income (Loss).
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
All our long-term debt as of January 30, 2021 has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. Our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows.
Fair Value of Financial Instruments
As of January 30, 2021, we believe that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity.
The following table provides a summary of the principal value and estimated fair value of outstanding publicly traded debt as of January 30, 2021 and February 1, 2020:

	January 30, 2021	February 1, 2020
	(in millions)
Long-term Debt:
Principal Value	$6,449	$5,458
Fair Value, Estimated (a)	7,243	5,555
________________
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
L BRANDS, INC.

Our fiscal year ends on the Saturday nearest to January 31. Fiscal years are designated in the Consolidated Financial Statements and Notes by the calendar year in which the fiscal year commences. The results for 2020, 2019 and 2018 refer to the 52-week periods ended January 30, 2021, February 1, 2020 and February 2, 2019, respectively.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 30, 2021. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).
Based on our assessment and the COSO criteria, management believes that the Company maintained effective internal control over financial reporting as of January 30, 2021.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. Ernst & Young LLP’s report appears on the following page and expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of January 30, 2021.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of L Brands, Inc.

Opinion on Internal Control over Financial Reporting
We have audited L Brands, Inc.’s internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, L Brands, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 30, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheets of L Brands, Inc. as of January 30, 2021 and February 1, 2020 and the related Consolidated Statements of Income (Loss), Comprehensive Income (Loss), Total Equity (Deficit), and Cash Flows for each of the three years in the period ended January 30, 2021, and the related notes and our report dated March 19, 2021 expressed an unqualified opinion thereon.
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
March 19, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of L Brands, Inc.

Opinion on the Financial Statements
We have audited the accompanying Consolidated Balance Sheets of L Brands, Inc. (the Company) as of January 30, 2021 and February 1, 2020, the related Consolidated Statements of Income (Loss), Comprehensive Income (Loss), Total Equity (Deficit), and Cash Flows for each of the three years in the period ended January 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 30, 2021 and February 1, 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 19, 2021 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

The Company concluded that negative operating results for certain of the Victoria’s Secret stores were an indicator of potential impairment of the related store asset groups. As a result, the Company recognized an impairment loss on leasehold improvements and store related assets of approximately $136 million for the year ended January 30, 2021. In addition, the Company recognized an impairment loss of $118 million for the operating lease assets.

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

Our testing of the Company’s impairment measurement included, among other procedures, evaluating the significant assumptions and operating data used to calculate the estimated future cash flows, as well as the estimated fair value. For example, we assessed the Company’s long-range plan that is developed by management and reviewed by the Board of Directors and serves as the basis for the future cash flows in the analysis. We inquired of the Company’s executives to understand the underlying assumptions in the future cash flows and compared the future cash flows to the Company’s actual performance. We performed a sensitivity analysis on the significant assumptions to evaluate the changes in the fair value of the store assets that would result from changes in the assumptions. We also involved internal specialists to assist in testing the estimated market rental rates of the store leases by comparing them to market rates from comparable leases.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2003.

Grandview Heights, Ohio
March 19, 2021

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions except per share amounts)

	2020	2019	2018
Net Sales	$11,847	$12,914	$13,237
Costs of Goods Sold, Buying and Occupancy	(7,180)	(8,464)	(8,338)
Gross Profit	4,667	4,450	4,899
General, Administrative and Store Operating Expenses	(3,087)	(3,472)	(3,563)
Impairment of Goodwill	—	(720)	—
Loss on Divestiture of La Senza	—	—	(99)
Operating Income	1,580	258	1,237
Interest Expense	(438)	(378)	(385)
Other Income (Loss)	(50)	(61)	5
Income (Loss) Before Income Taxes	1,092	(181)	857
Provision for Income Taxes	248	185	213
Net Income (Loss)	$844	$(366)	$644
Net Income (Loss) Per Basic Share	$3.04	$(1.33)	$2.33
Net Income (Loss) Per Diluted Share	$3.00	$(1.33)	$2.31

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	2020	2019	2018
Net Income (Loss)	$844	$(366)	$644
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(3)	(5)	(20)
Reclassification of Currency Translation to Earnings	36	—	45
Unrealized Gain (Loss) on Cash Flow Hedges	(2)	2	10
Reclassification of Cash Flow Hedges to Earnings	—	(4)	2
Total Other Comprehensive Income (Loss), Net of Tax	31	(7)	37
Total Comprehensive Income (Loss)	$875	$(373)	$681

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)

	January 30, 2021	February 1, 2020
ASSETS
Current Assets:
Cash and Cash Equivalents	$3,903	$1,499
Accounts Receivable, Net	269	306
Inventories	1,273	1,287
Other	134	153
Total Current Assets	5,579	3,245
Property and Equipment, Net	2,095	2,486
Operating Lease Assets	2,558	3,053
Goodwill	628	628
Trade Names	411	411
Deferred Income Taxes	69	84
Other Assets	231	218
Total Assets	$11,571	$10,125
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$683	$647
Accrued Expenses and Other	1,457	1,052
Current Debt	—	61
Current Operating Lease Liabilities	594	478
Income Taxes	92	134
Total Current Liabilities	2,826	2,372
Deferred Income Taxes	234	219
Long-term Debt	6,366	5,487
Long-term Operating Lease Liabilities	2,495	3,052
Other Long-term Liabilities	311	490
Shareholders’ Equity (Deficit):
Preferred Stock—$1.00 par value; 10 shares authorized; none issued	—	—
Common Stock—$0.50 par value; 1,000 shares authorized; 286 and 285 shares issued; 278 and 277 shares outstanding, respectively	143	142
Paid-in Capital	891	847
Accumulated Other Comprehensive Income	83	52
Retained Earnings (Deficit)	(1,421)	(2,182)
Less: Treasury Stock, at Average Cost; 8 and 8 shares, respectively	(358)	(358)
Total L Brands, Inc. Shareholders’ Equity (Deficit)	(662)	(1,499)
Noncontrolling Interest	1	4
Total Equity (Deficit)	(661)	(1,495)
Total Liabilities and Equity (Deficit)	$11,571	$10,125

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions except per share amounts)

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, February 3, 2018	280	$141	$678	$24	$(1,434)	$(162)	$2	$(751)
Cumulative Effect of Accounting Changes	—	—	—	(2)	(26)	—	—	(28)
Balance, February 4, 2018	280	$141	$678	$22	$(1,460)	$(162)	$2	$(779)
Net Income	—	—	—	—	644	—	—	644
Other Comprehensive Income	—	—	—	37	—	—	—	37
Total Comprehensive Income	—	—	—	37	644	—	—	681
Cash Dividends ($2.40 per share)	—	—	—	—	(666)	—	—	(666)
Repurchase of Common Stock	(5)	—	—	—	—	(196)	—	(196)
Share-based Compensation and Other	—	—	93	—	—	—	2	95
Balance, February 2, 2019	275	$141	$771	$59	$(1,482)	$(358)	$4	$(865)
Cumulative Effect of Accounting Change	—	—	—	—	(2)	—	—	(2)
Balance, February 3, 2019	275	$141	$771	$59	$(1,484)	$(358)	$4	$(867)
Net Loss	—	—	—	—	(366)	—	—	(366)
Other Comprehensive Loss	—	—	—	(7)	—	—	—	(7)
Total Comprehensive Loss	—	—	—	(7)	(366)	—	—	(373)
Cash Dividends ($1.20 per share)	—	—	—	—	(332)	—	—	(332)
Share-based Compensation and Other	2	1	76	—	—	—	—	77
Balance, February 1, 2020	277	$142	$847	$52	$(2,182)	$(358)	$4	$(1,495)
Net Income	—	—	—	—	844	—	—	844
Other Comprehensive Income	—	—	—	31	—	—	—	31
Total Comprehensive Income	—	—	—	31	844	—	—	875
Cash Dividends ($0.30 per share)	—	—	—	—	(83)	—	—	(83)
Share-based Compensation and Other	1	1	44	—	—	—	(3)	42
Balance, January 30, 2021	278	$143	$891	$83	$(1,421)	$(358)	$1	$(661)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	2020	2019	2018
Operating Activities
Net Income (Loss)	$844	$(366)	$644
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Impairment of Goodwill	—	720	—
Depreciation of Long-lived Assets	521	588	590
Amortization of Landlord Allowances	—	—	(43)
Victoria's Secret Asset Impairment Charges	254	263	101
Share-based Compensation Expense	50	87	97
Deferred Income Taxes	33	(29)	(52)
Loss on Extinguishment of Debt	53	40	—
Gain from Hong Kong Store Closure and Lease Termination	(39)	—	—
Gain related to formation of Victoria's Secret U.K. Joint Venture	(54)	—	—
La Senza Charges	—	37	—
Loss on Divestiture of La Senza	—	—	99
Changes in Assets and Liabilities, Net of Assets and Liabilities related to Divestitures:
Accounts Receivable	38	31	(63)
Inventories	3	(40)	(40)
Accounts Payable, Accrued Expenses and Other	166	(93)	29
Income Taxes Payable	(43)	18	(113)
Other Assets and Liabilities	213	(20)	128
Net Cash Provided by Operating Activities	2,039	1,236	1,377
Investing Activities
Capital Expenditures	(228)	(458)	(629)
Other Investing Activities	9	(22)	20
Net Cash Used for Investing Activities	(219)	(480)	(609)
Financing Activities
Proceeds from Issuance of Long-term Debt, Net of Issuance Costs	2,218	486	—
Payments of Long-term Debt	(1,307)	(799)	(52)
Borrowing from Credit Agreement	950	12	92
Repayment of Credit Agreement	(950)	(12)	(92)
Borrowings from Foreign Facilities	34	167	172
Repayments of Foreign Facilities	(189)	(162)	(109)
Dividends Paid	(83)	(332)	(666)
Payments of Finance Lease Obligations	(53)	(8)	(4)
Repurchases of Common Stock	—	—	(198)
Tax Payments related to Share-based Awards	(12)	(13)	(13)
Other Financing Activities	2	(5)	(2)
Net Cash Provided by (Used for) Financing Activities	610	(666)	(872)
Effects of Exchange Rate Changes on Cash and Cash Equivalents and Restricted Cash	4	(4)	2
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	2,434	86	(102)
Cash and Cash Equivalents and Restricted Cash, Beginning of Period	1,499	1,413	1,515
Cash and Cash Equivalents and Restricted Cash, End of Period	$3,933	$1,499	$1,413

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies
Description of Business
L Brands, Inc. (the "Company") operates the Bath & Body Works, Victoria's Secret and PINK retail brands in the highly competitive specialty retail business. Founded in 1963 in Columbus, Ohio, the Company has evolved from an apparel-based specialty retailer to a segment leader focused on home fragrance products, body care, soaps and sanitizers, women’s intimate and other apparel, and personal and beauty care products. The Company sells its merchandise through company-operated specialty retail stores in the U.S., Canada and Greater China, through international franchise, license and wholesale partners and through its websites worldwide.
The Company is committed to establishing its Bath & Body Works business as a pure-play public company and is taking the necessary steps to prepare the Victoria's Secret business, including PINK, to operate as a separate standalone company. The Company's Board of Directors is currently evaluating all options, including a potential spin-off of the Victoria’s Secret business into a public company or a private sale of the business.
Segment Reporting
In the third quarter of 2020, the Company changed its segment reporting as a result of leadership changes and restructuring actions taken to facilitate the ongoing efforts to separate Bath & Body Works and Victoria’s Secret into separate businesses. The Company now has two reportable segments: Bath & Body Works and Victoria’s Secret. Accordingly, the Company will no longer report a Victoria’s Secret and Bath & Body Works International segment as these businesses are now included with their respective brand. Additionally, the Bath & Body Works and Victoria’s Secret segments now include sourcing and production functions (formerly known as Mast) and certain other corporate functions that directly support each brand. These functions were previously included within Other.
While this reporting change did not impact the Company's consolidated results, segment data has been recast to be consistent for all periods presented. For additional information, see Note 20, “Segment Information."
Impacts of COVID-19
In March 2020, COVID-19 was declared a global pandemic by the World Health Organization. This pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, and led to significant travel and transportation restrictions, including mandatory closures and orders to “shelter-in-place.” The actions that governments around the world have taken to contain the spread of COVID-19 have resulted in a period of disruption, including closure of the Company's stores, limited store operating hours, reduced customer traffic and consumer spending and delays in manufacturing and shipping of products and raw materials. During this period, the Company is focused on protecting the health and safety of its customers, employees, contractors, suppliers and other business partners. The Company is also working with its suppliers to minimize potential disruptions, while managing the Company's business in response to a changing dynamic.
The Company's business operations and financial performance for 2020 were materially impacted by the COVID-19 pandemic. All of the Company's stores in North America were closed on March 17, 2020 but the Company was able to re-open the majority of its stores as of the beginning of the third quarter. Operations for Victoria’s Secret Direct were temporarily suspended for approximately one week in late March 2020, while Bath & Body Works Direct remained open for the duration of fiscal 2020. Additionally, the Company has dedicated resources to maximize capacity in its direct fulfillment centers to meet increased customer demand, while focusing on distribution, fulfillment and call center safety. There remains a high level of uncertainty around the pandemic and the potential for further restrictions.
In response to the global COVID-19 crisis, the Company took prudent actions to manage expenses and to maintain its solid cash position and financial flexibility. The Company:
•Furloughed most store associates as of April 5, 2020 during the temporary store closures, while continuing to provide healthcare benefits for eligible associates;
•Suspended associate merit increases;
•Temporarily reduced salaries for senior vice presidents and above by 20%;
•Temporarily suspended cash compensation for all members of the Board of Directors;
•Reduced fiscal 2020 capital expenditures from an original forecast of $550 million to $228 million;
•Actively managed inventory to adjust for the impact of channel shifts to meet customer demand;
•Temporarily suspended the quarterly cash dividend beginning in the second quarter of fiscal 2020;

•Suspended many store and select office rent payments during the temporary closures. The Company completed negotiations with the majority of landlords, leading to a combination of rent waivers or abatements relating to closure periods, rent relief relating to the post-reopening “recovery” period given traffic declines, and rent deferrals;
•Converted the revolving credit facility to an asset-backed loan facility, issued $2.25 billion in new notes and extinguished $1.259 billion of notes primarily with near-term maturities; and
•Extended payment terms to vendors.
On March 27, 2020, the U.S. government enacted the CARES Act which, among other things, provided employer payroll tax credits for wages paid to employees who were unable to work during the coronavirus outbreak and options to defer payroll tax payments. During fiscal 2020, the Company recognized $55 million of qualified payroll tax credits.
Fiscal Year
The Company's fiscal year ends on the Saturday nearest to January 31. As used herein, “2020," "2019," and “2018” refer to the 52-week periods ended January 30, 2021, February 1, 2020 and February 2, 2019, respectively.
Basis of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company accounts for investments in unconsolidated entities where it exercises significant influence, but does not have control, using the equity method. Under the equity method of accounting, the Company recognizes its share of the investee's net income or loss. Losses are only recognized to the extent the Company has positive carrying value related to the investee. Carrying values are only reduced below zero if the Company has an obligation to provide funding to the investee. The Company’s share of net income or loss of unconsolidated entities from which the Company purchases merchandise or merchandise components is included in Costs of Goods Sold, Buying and Occupancy in the Consolidated Statements of Income (Loss). The Company’s share of net income or loss from its investment in the Victoria's Secret U.K. joint venture with Next PLC is included in General, Administrative and Store Operating Expenses in the Consolidated Statements of Income (Loss). See Note 5, "Restructuring Activities" for additional information on the Victoria's Secret U.K. joint venture. The Company’s share of net income or loss of all other unconsolidated entities is included in Other Income (Loss) in the Consolidated Statements of Income (Loss). The Company’s equity method investments are required to be reviewed for impairment when it is determined there may be an other-than-temporary loss in value.
Cash and Cash Equivalents
Cash and Cash Equivalents include cash on hand, demand deposits with financial institutions and highly liquid investments with original maturities of less than 90 days. The Company’s outstanding checks, which totaled $9 million as of January 30, 2021 and $15 million as of February 1, 2020, are included in Accounts Payable on the Consolidated Balance Sheets.
Restricted Cash
During 2020, the Company placed cash on deposit with certain financial institutions as collateral for their lending commitments. As of January 30, 2021, the amount of collateral required was dependent upon the aggregate lending commitments. For additional information, see Note 13, "Long-term Debt and Borrowing Facilities."
These deposits, totaling $30 million, are recorded in Other Assets on the January 30, 2021 Consolidated Balance Sheet. The Company's total Cash and Cash Equivalents and restricted cash was $3.933 billion as of January 30, 2021.
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
The Company also periodically reviews the relative credit standing of franchise, license and wholesale partners and other entities to which the Company grants credit terms in the normal course of business. The Company determines the required allowance for expected credit losses using information such as customer credit history and financial condition. Amounts are charged against the allowance when it is determined that expected credit losses may occur.
Inventories
Inventories are principally valued at the lower of cost or net realizable value, on an average cost basis.

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
Advertising Costs
Advertising and marketing costs are expensed at the time the promotion first appears in media, in the store or when the advertising is mailed. Advertising and marketing costs totaled $352 million for 2020, $428 million for 2019 and $476 million for 2018.
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
Leases and Leasehold Improvements
In the first quarter of 2019, the Company adopted ASC 842, Leases, using the modified retrospective approach. Results for 2020 and 2019 are presented under ASC 842, while results for 2018 have not been adjusted and continue to be presented under the accounting standard in effect at that time.
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
Intangible Assets - Goodwill and Trade Names
The Company has certain intangible assets resulting from business combinations and acquisitions that are recorded at cost.
Goodwill is reviewed for impairment at the reporting unit level each year in the fourth quarter and may be reviewed more frequently if certain events occur or circumstances change. The Company has the option to either first perform a qualitative assessment to determine whether it is more likely than not that each reporting unit's fair value is less than its carrying value (including goodwill), or to proceed directly to the quantitative assessment which requires a comparison of the reporting unit's fair value to its carrying value (including goodwill). If the Company determines that the fair value of a reporting unit is less than its carrying value, it recognizes an impairment charge equal to the difference, not to exceed the total amount of goodwill allocated to the reporting unit. The Company's reporting units are determined in accordance with the provisions of ASC 350, Intangibles - Goodwill and Other. As a result of goodwill impairment charges recognized in 2019, only the Bath & Body Works reporting unit has goodwill as of January 30, 2021.
The Bath & Body Works and Victoria’s Secret trade names are intangible assets with indefinite lives. Intangible assets with indefinite lives are reviewed for impairment each year in the fourth quarter and may be reviewed more frequently if certain events occur or circumstances change. The Company has the option to either first perform a qualitative assessment to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired, or to proceed directly to the quantitative assessment which requires a comparison of the fair value of the intangible asset to its carrying value. To determine if the fair value of the asset is less than its carrying amount, the Company will estimate the fair value, usually determined by the relief from royalty method under the income approach, and compare that value with its carrying amount. If the carrying value of the trade name exceeds its fair value, the Company recognizes an impairment charge equal to the difference.
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
The earnings of the Company's wholly owned foreign operations are subject to exchange rate risk as substantially all the merchandise is sourced through U.S. dollar transactions. The Company uses foreign currency forward contracts designated as cash flow hedges to mitigate this foreign currency exposure for its Canadian operations. Amounts are reclassified from accumulated other comprehensive income (loss) upon sale of the hedged merchandise to the customer. These gains and losses are recognized in Costs of Goods Sold, Buying and Occupancy in the Consolidated Statements of Income (Loss). The fair value of designated cash flow hedges is not significant as of January 30, 2021.
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
•Level 1—Quoted market prices in active markets for identical assets or liabilities.
•Level 2—Observable inputs other than quoted market prices included in Level 1, such as quoted prices of similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
The Company estimates the fair value of financial instruments, property and equipment and goodwill and trade names in accordance with the provisions of ASC 820.
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
Revenue earned in connection with Victoria’s Secret's private label credit card arrangement is primarily recognized based on credit card sales and usage, and is included in Net Sales in the Consolidated Statements of Income (Loss).
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
Costs of Goods Sold, Buying and Occupancy
The Company’s costs of goods sold include merchandise costs, net of discounts and allowances, freight and inventory shrinkage. The Company’s buying and occupancy expenses primarily include payroll, benefit costs and operating expenses for its buying departments and distribution network; and rent, common area maintenance, real estate taxes, utilities, maintenance, fulfillment expenses and depreciation for the Company’s stores, warehouse facilities and equipment.
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
3. Revenue Recognition
Accounts receivable, net from revenue-generating activities were $125 million as of January 30, 2021 and $152 million as of February 1, 2020. Accounts receivable primarily relate to amounts due from the Company's franchise, license and wholesale partners. Under these arrangements, payment terms are typically 60 to 90 days.
The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty and private label credit card programs and direct channel shipments, which are all impacted by seasonal and holiday-related sales patterns. The balance of deferred revenue was $371 million as of January 30, 2021 and $342 million as of February 1, 2020. The Company recognized $193 million as revenue in 2020 from amounts recorded as deferred revenue at the beginning of the period. As of January 30, 2021, the Company recorded deferred revenues of $361 million within Accrued Expenses and Other, and $10 million within Other Long-term Liabilities on the Consolidated Balance Sheet.
The following table provides a disaggregation of Net Sales for 2020, 2019 and 2018:

	2020	2019	2018
	(in millions)
Bath & Body Works Stores - U.S. and Canada	$4,207	$4,212	$3,907
Bath & Body Works Direct	2,003	958	724
Bath & Body Works International (a)	224	185	145
Total Bath & Body Works	6,434	5,355	4,776
Victoria’s Secret Stores - U.S. and Canada	2,795	5,112	5,628
Victoria’s Secret Direct	2,223	1,693	1,747
Victoria's Secret International (b)	395	704	728
Total Victoria’s Secret	5,413	7,509	8,103
Other (c)	—	50	358
Total Net Sales	$11,847	$12,914	$13,237
_______________
(a)Results include royalties associated with franchised store and wholesale sales.
(b)Results include company-operated stores in the U.K. (pre-joint venture) and Greater China, royalties associated with franchised stores and wholesale sales.
(c)Results for 2019 include wholesale revenues to La Senza subsequent to the Company's divestiture of the business in 2018. Results for 2018 include store and direct sales for Henri Bendel and La Senza.
4. Earnings (Loss) Per Share
Earnings (loss) per basic share is computed based on the weighted-average number of common shares. Earnings (loss) per diluted share include the weighted-average effect of dilutive options and restricted stock on the weighted-average shares outstanding.

The following table provides the weighted-average shares utilized for the calculation of basic and diluted earnings (loss) per share for 2020, 2019 and 2018:

	2020	2019	2018
	(in millions)
Common Shares	286	284	283
Treasury Shares	(8)	(8)	(7)
Basic Shares	278	276	276
Effect of Dilutive Options and Restricted Stock	3	—	3
Diluted Shares	281	276	279
Anti-dilutive Options and Awards (a)	5	9	5
 ________________
(a)These options and awards were excluded from the calculation of diluted earnings (loss) per share because their inclusion would have been anti-dilutive. For 2019, the dilutive impact of outstanding options and awards were excluded from dilutive shares as a result of the Company's net loss for the period.

5. Restructuring Activities
The Company is committed to establishing Bath & Body Works as a pure-play public company and is taking the necessary steps to prepare Victoria's Secret to operate as a separate standalone company. Management of the Company is actively engaged in implementing a comprehensive profit improvement plan that will better position the Company to evaluate the next steps for the separation of the Victoria's Secret business. During the second quarter of 2020, the Company completed its comprehensive review of its home office organizations in order to achieve meaningful reductions in overhead expenses and decentralize significant shared functions and services to support the creation of standalone companies. This resulted in a reduction of the home office headcount by approximately 15%, or about 850 associates. Pre-tax severance and related costs associated with these reductions, totaling $81 million, are included in General, Administrative and Store Operating Expenses in the 2020 Consolidated Statement of Income. Costs of $51 million and $12 million are recorded within the Victoria's Secret and Bath & Body Works segments, respectively, while the remaining $18 million is recorded within Other.
During 2020, the Company made payments of $49 million and, as of January 30, 2021, a liability, after accrual adjustments, of $33 million related to these costs is included in Accrued Expenses and Other on the Consolidated Balance Sheet.
Victoria's Secret U.K.
Due to challenging business results for Victoria's Secret in the U.K., the Company entered into Administration in June 2020 to restructure store lease agreements and reduce operating losses in the Victoria's Secret U.K. business. In October 2020, the Company entered into a joint venture with Next PLC for the Victoria’s Secret business in the United Kingdom and Ireland. Under this agreement, the Company owns 49% of the joint venture, and Next owns 51% and is responsible for operations. The Company accounts for its investment in the joint venture under the equity method of accounting.
The joint venture acquired the majority of the operating assets, primarily inventory, and the restructured leases were transferred to the joint venture. Effective October 19, 2020, the newly formed joint venture began operating all Victoria’s Secret stores in the U.K. and Ireland. The joint venture will begin operating the U.K. direct business starting Spring 2021. The Company recognized non-cash pre-tax gains of $90 million related to the derecognition of operating lease liabilities in excess of operating lease assets for the 24 store leases that were restructured and transferred to the joint venture. In addition, the Company recognized a $25 million non-cash pre-tax impairment charge to fully write-off all remaining long-lived store assets in the U.K. Finally, as a result of the transition to a joint venture business model in the U.K. and the substantially complete liquidation of the Company's investment in the U.K., the Company recognized a $36 million non-cash pre-tax loss related to accumulated foreign currency translation adjustments that were reclassified into earnings which were previously recognized as a component of equity.
The above items relating to Victoria's Secret U.K. are included in General, Administrative and Store Operating Expenses in the 2020 Consolidated Statement of Income.
La Senza
In January 2019, in an effort to increase shareholder value and in order to focus on its larger core businesses, the Company divested its ownership interest in La Senza to an affiliate of Regent LP, a global private equity firm. Regent LP assumed La Senza’s operating assets and liabilities in exchange for potential future consideration upon the sale or other monetization of La Senza, as defined in the agreement.  In the fourth quarter of 2018, the Company recognized a pre-tax loss on the divestiture of $99 million, primarily related to $45 million of accumulated foreign currency translation adjustments reclassified into earnings that were previously recognized as a component of equity, as well as losses related to the transfer of the net working capital and long-lived store assets to the buyer. The loss is included in Loss on Divestiture of La Senza in the 2018 Consolidated Statement of Income. The after-tax loss on the divestiture was $55 million, which includes $44 million of tax benefits primarily associated with the recognition of previously unrecognized deferred tax assets.
In conjunction with the transaction, certain of the Company's subsidiaries have remaining contingent obligations related to La Senza lease payments under the terms of existing noncancelable leases. In 2019, the Company's subsidiaries recognized pre-tax, non-cash charges of $37 million to increase the reserves for potential exposure related to the La Senza business. These charges are included in Other Income (Loss) in the 2019 Consolidated Statement of Loss. For additional information, see Note 16, "Commitments and Contingencies."
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
6. Inventories
The following table provides details of inventories as of January 30, 2021 and February 1, 2020:

	January 30, 2021	February 1, 2020
	(in millions)
Finished Goods Merchandise	$1,073	$1,152
Raw Materials and Merchandise Components	200	135
Total Inventories	$1,273	$1,287

7. Long-Lived Assets
The following table provides details of property and equipment, net as of January 30, 2021 and February 1, 2020:

	January 30, 2021	February 1, 2020
	(in millions)
Land and Improvements	$115	$116
Buildings and Improvements	500	496
Furniture, Fixtures, Software and Equipment	3,771	3,861
Leasehold Improvements	1,780	2,018
Construction in Progress	38	122
Total	6,204	6,613
Accumulated Depreciation and Amortization	(4,109)	(4,127)
Property and Equipment, Net	$2,095	$2,486
Depreciation expense was $521 million in 2020, $588 million in 2019 and $590 million in 2018.
Long-Lived Store Assets
In 2020, the Company executed a rationalization of the Victoria’s Secret company-operated store footprint. The Company permanently closed 241 stores in North America in 2020. Given the closures in 2020 as well as the negative operating results of certain Victoria's Secret stores in 2020, 2019 and 2018, the Company reviewed the long-lived store assets for potential impairment in all periods presented. The Company determined that the estimated undiscounted future cash flows were less than the carrying values for certain Victoria's Secret asset groups and, as a result, determined the estimated fair values of the store asset groups using estimated discounted future cash flows and estimated market rental rates. Long-lived store asset impairment charges are included within the Victoria's Secret segment, and principally included in Costs of Goods Sold, Buying and Occupancy in the Consolidated Statements of Income (Loss).
As discussed in Note 5, "Restructuring Activities" the Company recorded a $25 million non-cash pre-tax impairment charge to fully write-off all remaining long-lived store assets in the U.K. This charge is included in General, Administrative and Store Operating Expenses in the 2020 Consolidated Statement of Income.

The following table provides pre-tax long-lived store asset impairment charges included in the Consolidated Statement of Income (Loss) for 2020, 2019 and 2018:

	2020	2019	2018
	(in millions)
Store Asset Impairment	$136	$198	$101
Operating Lease Asset Impairment	118	65	—
Total Impairment	$254	$263	$101

8. Leases
The following table provides the components of lease cost for operating leases for 2020 and 2019:

	2020	2019
	(in millions)
Operating Lease Costs (a)	$744	$769
Variable Lease Costs	65	100
Short-term Lease Costs	34	30
Total Lease Cost	$843	$899
_______________
(a)As discussed in Note 7, "Long-Lived Assets," the Company recognized operating lease asset impairment charges of $118 million and $65 million during 2020 and 2019, respectively, which is included as operating lease costs.

For many stores and select office locations, beginning in April, rent was not paid, or was only partially paid, due to the COVID-19 pandemic. Negotiations are complete with nearly all landlords to determine potential rent credits or payment deferrals related to COVID-19. As of January 30, 2021, the Company is fully accrued to the original contractual rent due unless an executed amendment is in place. The FASB issued guidance in April which allows certain COVID-19-related concessions to be recognized as a reduction of lease costs in the period an amendment is executed. As a result, the Company recognized a $111 million reduction to occupancy expenses in the 2020 Consolidated Statement of Income as a result of executed amendments with landlords.
The following table provides future maturities of operating lease liabilities as of January 30, 2021:

Fiscal Year	(in millions)
2021	$750
2022	630
2023	540
2024	464
2025	404
Thereafter	965
Total Lease Payments	$3,753
Less: Interest	(664)
Present Value of Operating Lease Liabilities	$3,089
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
As of January 30, 2021, the Company had additional operating lease commitments that have not yet commenced of approximately $256 million.

The following table provides the weighted-average remaining lease term and discount rate for operating leases with lease liabilities as of January 30, 2021 and February 1, 2020:

	January 30, 2021	February 1, 2020
Weighted Average Remaining Lease Term (years)	6.4	7.4
Weighted Average Discount Rate	5.8%	6.2%
During 2020 and 2019, the Company paid $520 million and $708 million, respectively, for operating lease liabilities recorded on the balance sheet. These payments are included within the Operating Activities section of the Consolidated Statement of Cash Flows.
During 2020 and 2019, the Company obtained $172 million and $313 million, respectively, of additional lease assets as a result of new operating lease obligations.
Finance Leases
The Company leases certain fulfillment equipment under finance leases that expire at various dates through 2025. The Company records finance lease assets, net of accumulated amortization, in Property and Equipment, Net on the Consolidated Balance Sheet. Additionally, the Company records finance lease liabilities in Accrued Expenses and Other and Other Long-term Liabilities on the Consolidated Balance Sheet. Finance lease costs are comprised of the straight-line amortization of the lease asset and the accretion of interest expense under the effective interest method.
The Company recorded $33 million and $21 million of finance lease assets, net of accumulated amortization, in Property and Equipment, Net on the January 30, 2021 and February 1, 2020 Consolidated Balance Sheets, respectively. Additionally, the Company recorded finance lease liabilities of $12 million in Accrued Expenses and Other and $21 million in Other Long-term Liabilities on the January 30, 2021 Consolidated Balance Sheet, and $8 million in Accrued Expenses and Other and $13 million in Other Long-term Liabilities on the February 1, 2020 Consolidated Balance Sheet.
Victoria's Secret Hong Kong
During the second quarter of 2020, the Company closed its unprofitable Victoria's Secret flagship store in Hong Kong. As a result of the store closure, the Company recognized a non-cash pre-tax gain of $39 million, primarily due to terminating the store lease and the related write-off of the operating lease liability in excess of the operating lease asset, which was partially impaired in fiscal 2019. This gain is included in Costs of Goods Sold, Buying and Occupancy in the 2020 Consolidated Statement of Income. The Company also recorded $3 million of severance and related costs associated with the closure, which are included in General, Administrative and Store Operating Expenses in the 2020 Consolidated Statement of Income.
Asset Retirement Obligations
The Company has asset retirement obligations related to certain company-operated international stores that contractually obligate the Company to remove leasehold improvements at the end of a lease. The Company's liabilities for asset retirement obligations totaled $11 million as of January 30, 2021 and $22 million as of February 1, 2020. These liabilities are included in Other Long-term Liabilities on the Consolidated Balance Sheets.
Disclosures for 2018
The following table provides rent expense, as presented under the prior accounting standard, for 2018:

(in millions)
Store Rent:
Fixed Minimum	$663
Contingent	72
Total Store Rent	735
Office, Equipment and Other	98
Gross Rent Expense	833
Sublease Rental Income	(2)
Total Rent Expense	$831

9. Goodwill and Trade Names
Goodwill
Bath & Body Works goodwill was $628 million as of January 30, 2021 and February 1, 2020. As of the end of the fourth quarter of 2020, the Company performed its annual goodwill impairment assessment over the Bath & Body Works reporting unit. The Company performed a qualitative assessment and determined that the Bath & Body Works reporting unit's fair value was greater than its carrying value (including goodwill).
As of the end of the third quarter of 2019, the Company performed a quantitative interim impairment assessment over the Victoria's Secret and Victoria's Secret Greater China reporting units. An interim assessment was performed in consideration of the negative performance of these reporting units and their impact on the sustained decline in the Company's market capitalization. Further, for the Greater China reporting unit, the Company considered the results of the long-lived store asset impairment assessment.
The interim assessment concluded that the fair value of the Victoria's Secret reporting unit, which was based on a weighted average of the income and market approaches, exceeded its carrying value. However, the fair value of the Greater China reporting unit, which was based on the income approach, did not exceed its carrying value. Accordingly, the Company recognized a goodwill impairment charge of $30 million in the third quarter of 2019 related to the Greater China reporting unit. This charge is included in the Victoria's Secret segment and in Impairment of Goodwill in the 2019 Consolidated Statement of Loss.
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
The annual assessment concluded that the fair value of the Victoria's Secret reporting unit did not exceed its carrying value. Accordingly, the Company recognized a goodwill impairment charge of $690 million in the fourth quarter of 2019 related to the Victoria's Secret reporting unit. This charge is included in the Victoria's Secret segment and in Impairment of Goodwill in the 2019 Consolidated Statement of Loss. The 2019 annual assessment also concluded that the fair value of the Bath & Body Works reporting unit exceeded its carrying value.
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
Trade Names
The Bath & Body Works and Victoria's Secret trade names represent intangible assets with indefinite lives. The following table provides the composition of trade names as of January 30, 2021 and February 1, 2020:

	January 30, 2021	February 1, 2020
	(in millions)
Bath & Body Works	$165	$165
Victoria's Secret	246	246
Trade Names	$411	$411
As of the end of the fourth quarter of 2020 and 2019, the Company performed its annual impairment assessments of the Bath & Body Works and Victoria's Secret trade names. To estimate the fair value of the trade names, the Company used the relief from royalty method under the income approach. The annual assessments concluded that the fair values of the trade names were in excess of their respective carrying values.
In 2019, the Company also performed a quantitative interim impairment assessment of the Victoria's Secret trade name. An interim assessment was performed in consideration of the negative performance of Victoria's Secret. To estimate the fair value of the Victoria's Secret trade name, the Company used the relief from royalty method under the income approach. The interim assessment concluded that the fair value of the Victoria's Secret trade name exceeded its carrying value.

10. Equity Investments
Easton
The Company has land and other investments in Easton, a planned community in Columbus, Ohio, that integrates office, hotel, retail, residential and recreational space. These investments, totaling $119 million as of January 30, 2021 and $118 million as of February 1, 2020, are recorded in Other Assets on the Consolidated Balance Sheets.
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
Victoria's Secret U.K.
As of January 30, 2021, the Company accounts for its investment in Victoria's Secret U.K. under the equity method of accounting. For additional information, see Note 5, "Restructuring Activities."
11. Accrued Expenses and Other
The following table provides additional information about the composition of Accrued Expenses and Other as of January 30, 2021 and February 1, 2020:

	January 30, 2021	February 1, 2020
	(in millions)
Deferred Revenue, Principally from Gift Card Sales	$361	$330
Compensation, Payroll Taxes and Benefits	336	216
Supplemental Retirement Plan	166	—
Interest	94	94
Taxes, Other than Income	88	74
Rent	47	35
Marketing	47	32
Accrued Claims on Self-insured Activities	39	40
Returns Reserve	28	23
Other	251	208
Total Accrued Expenses and Other	$1,457	$1,052

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

The following table provides the components of the Company’s provision for income taxes for 2020, 2019 and 2018:

	2020	2019	2018
	(in millions)
Current:
U.S. Federal	$147	$156	$212
U.S. State	52	35	37
Non-U.S.	16	23	16
Total	215	214	265
Deferred:
U.S. Federal	11	(7)	(4)
U.S. State	(2)	1	2
Non-U.S.	24	(23)	(50)
Total	33	(29)	(52)
Provision for Income Taxes	$248	$185	$213

The non-U.S. component of pre-tax income, arising principally from overseas operations, was income of $83 million, loss of $226 million and loss of $14 million for 2020, 2019 and 2018, respectively.
The following table provides the reconciliation between the statutory federal income tax rate and the effective tax rate for 2020, 2019 and 2018:

	2020	2019	2018
Federal Income Tax Rate	21.0%	21.0%	21.0%
State Income Taxes, Net of Federal Income Tax Effect	5.0%	(23.0%)	6.0%
Impact of Non-U.S. Operations	1.9%	(5.7%)	2.3%
Goodwill Impairment	—%	(80.8%)	—%
Change in Valuation Allowance	0.4%	(18.5%)	(1.1%)
Divestiture of La Senza	—%	—%	(2.7%)
Share-Based Compensation	1.0%	(7.7%)	1.0%
Uncertain Tax Positions	(5.0%)	12.3%	(0.5%)
Restructuring of Foreign Investments	(2.0%)	—%	—%
Other Items, Net	0.4%	0.5%	(1.1%)
Effective Tax Rate	22.7%	(101.9%)	24.9%

Deferred Taxes
The following table provides the effect of temporary differences that cause deferred income taxes as of January 30, 2021 and February 1, 2020. Deferred tax assets and liabilities represent the future effects on income taxes resulting from temporary differences and carryforwards at the end of the respective year.

	January 30, 2021			February 1, 2020
	Assets	Liabilities	Total	Assets	Liabilities	Total
	(in millions)
Loss Carryforwards	$447	$—	$447	$247	$—	$247
Non-qualified Retirement Plan	38	—	38	62	—	62
Leases	669	(601)	68	746	(712)	34
Share-based Compensation	30	—	30	40	—	40
Deferred Revenue	6	—	6	20	—	20
Property and Equipment	—	(216)	(216)	—	(230)	(230)
Trade Names and Other Intangibles	—	(94)	(94)	—	(94)	(94)
Other Assets	—	(61)	(61)	—	(60)	(60)
Other, Net	62	(19)	43	70	(20)	50
Valuation Allowance	(426)	—	(426)	(204)	—	(204)
Total Deferred Income Taxes	$826	$(991)	$(165)	$981	$(1,116)	$(135)
As of January 30, 2021, the Company had loss carryforwards of $447 million, of which $248 million has an indefinite carryforward. The remainder of the U.S. and non-U.S. carryforwards, if unused, will expire at various dates from 2021 through 2040 and 2028 through 2040, respectively. For certain jurisdictions where the Company has determined that it is more likely than not that the loss carryforwards will not be realized, a valuation allowance has been provided on those loss carryforwards as well as other net deferred tax assets.
Income tax payments were $200 million for 2020, $228 million for 2019 and $324 million for 2018.
Uncertain Tax Positions
The following table summarizes the activity related to the Company’s unrecognized tax benefits for U.S. federal, state & non-U.S. tax jurisdictions for 2020, 2019 and 2018, without interest and penalties:

	2020	2019	2018
	(in millions)
Gross Unrecognized Tax Benefits, as of the Beginning of the Fiscal Year	$88	$114	$67
Increases to Unrecognized Tax Benefits for Prior Years	7	15	35
Decreases to Unrecognized Tax Benefits for Prior Years	(50)	(22)	(25)
Increases to Unrecognized Tax Benefits as a Result of Current Year Activity	113	3	44
Decreases to Unrecognized Tax Benefits Relating to Settlements with Taxing Authorities	—	(16)	—
Decreases to Unrecognized Tax Benefits as a Result of a Lapse of the Applicable Statute of Limitations	(6)	(6)	(7)
Gross Unrecognized Tax Benefits, as of the End of the Fiscal Year	$152	$88	$114
Of the total gross unrecognized tax benefits, approximately $142 million, $81 million and $104 million, at January 30, 2021, February 1, 2020, and February 2, 2019, respectively, represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. These amounts are net of the offsetting tax effects from other tax jurisdictions.
Of the total unrecognized tax benefits, it is reasonably possible that $122 million could change in the next 12 months due to audit settlements, expiration of statute of limitations or other resolution of uncertainties. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in amounts which could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the period in which such matters are effectively settled.
The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. The Company recognized an income tax benefit from interest and penalties of approximately $3 million, $1 million and $5 million in 2020, 2019 and 2018, respectively. The Company has accrued $10 million and $12 million for the payment of interest and penalties as of January 30, 2021 and February 1, 2020, respectively. Accrued interest and penalties are included within Other Long-term Liabilities on the Consolidated Balance Sheets.
The Company files U.S. federal income tax return as well as income tax returns in various states and in non-U.S. jurisdictions. The Company is a participant in the Compliance Assurance Process ("CAP"), which is a program made available by the Internal Revenue Service ("IRS") to certain qualifying large taxpayers, under which participants work collaboratively with the IRS to identify and resolve potential tax issues through open, cooperative and transparent interaction prior to the annual filing of their federal income tax return. The IRS is currently examining the Company's 2019 consolidated U.S. federal income tax return.
The Company is also subject to various state and local income tax examinations for the years 2015 to 2019. Finally, the Company is subject to multiple non-U.S. tax jurisdiction examinations for the years 2008 to 2019. In some situations, the Company determines that it does not have a filing requirement in a particular tax jurisdiction. Where no return has been filed, no statute of limitations applies. Accordingly, if a tax jurisdiction reaches a conclusion that a filing requirement does exist, additional years may be reviewed by the tax authority. The Company believes it has appropriately accounted for uncertainties related to this issue.

13. Long-term Debt and Borrowing Facilities
The following table provides the Company’s outstanding debt balance, net of unamortized debt issuance costs and discounts, as of January 30, 2021 and February 1, 2020:

	January 30, 2021	February 1, 2020
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$750 million, 6.875% Fixed Interest Rate Secured Notes due July 2025 ("2025 Secured Notes")	$740	$—
Secured Foreign Facilities	—	103
Total Senior Secured Debt with Subsidiary Guarantee	$740	$103
Senior Debt with Subsidiary Guarantee
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	$—	$450
$285 million, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	284	858
$320 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	319	498
$500 million, 9.375% Fixed Interest Rate Notes due July 2025 ("2025 Notes")	493	—
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 ("2027 Notes")	278	276
$500 million, 5.25% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	497	496
$500 million, 7.50% Fixed Interest Rate Notes due June 2029 ("2029 Notes")	488	487
$1 billion, 6.625% Fixed Interest Rate Notes due October 2030 ("2030 Notes")	988	—
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	991	991
$700 million, 6.75% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	694	693
Total Senior Debt with Subsidiary Guarantee	$5,032	$4,749
Senior Debt
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$348	$348
$247 million, 7.60% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	246	298
Unsecured Foreign Facilities	—	50
Total Senior Debt	$594	$696
Total	$6,366	$5,548
Current Debt	—	(61)
Total Long-term Debt, Net of Current Portion	$6,366	$5,487
The following table provides principal payments due on outstanding debt in the next five fiscal years and the remaining years thereafter:

Fiscal Year (in millions)
2021	$—
2022	285
2023	320
2024	—
2025	1,250
Thereafter	$4,594
Cash paid for interest was $418 million in 2020, $363 million in 2019 and $380 million in 2018.
Issuance of Notes
In September 2020, the Company issued $1 billion of 6.625% senior notes due October 2030. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by the Company and certain of the Company's 100% owned subsidiaries. The proceeds from the issuance were $988 million, which were net of issuance costs of $12 million. The issuance costs are being amortized through the maturity date and are included within Long-term Debt on the January 30, 2021 Consolidated Balance Sheet.
In June 2020, the Company issued $750 million of 6.875% senior secured notes due July 2025. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by the Company and certain of the Company's 100% owned subsidiaries. The 2025 Secured Notes are secured on a first-priority lien basis by substantially all of the assets of the Company and the guarantors, and on a second-priority lien basis by certain collateral securing the asset-backed revolving credit facility, in each case, subject to certain exceptions. The proceeds from the issuance were $738 million, which were net of issuance costs of $12 million. The issuance costs are being amortized through the maturity date and are included within Long-term Debt on the January 30, 2021 Consolidated Balance Sheet.
In June 2020, the Company also issued $500 million of 9.375% notes due in July 2025. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by the Company and certain of the Company's 100% owned subsidiaries. The proceeds from the issuance were $492 million, which were net of issuance costs of $8 million. The issuance costs are being amortized through the maturity date and are included within Long-term Debt on the January 30, 2021 Consolidated Balance Sheet.
In June 2019, the Company issued $500 million of 7.50% notes due in June 2029. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by the Company and certain of the Company's 100% owned subsidiaries. The proceeds from the issuance were $486 million, which were net of discounts and issuance costs of $14 million. The discounts and issuance costs are being amortized through the maturity date and are included within Long-term Debt on the Consolidated Balance Sheets.
Repurchases of Notes
In October 2020, the Company settled tender offers to repurchase $576 million of outstanding 2022 Notes, $180 million of outstanding 2023 Notes and $53 million of outstanding 2037 Notes for $844 million. The Company used the proceeds from the 2030 Notes to fund the purchase price of the tender offers. Additionally, utilizing cash on hand, the Company redeemed the remaining $450 million of outstanding 2021 Notes for $463 million. The Company recognized a pre-tax loss related to this extinguishment of debt of $53 million (after-tax loss of $40 million), which includes redemption fees and the write-offs of unamortized issuance costs. This loss is included in Other Income (Loss) in the 2020 Consolidated Statement of Income.
In June 2019, the Company completed the early settlement of tender offers to repurchase $212 million of outstanding 2020 Notes, $330 million of outstanding 2021 Notes and $96 million of outstanding 2022 Notes for $669 million. The Company used the proceeds from the 2029 Notes, together with cash on hand, to fund the purchase price for the tender offers. Additionally, in July 2019, the Company redeemed the remaining $126 million of outstanding 2020 Notes for $130 million. The Company recognized a pre-tax loss on extinguishment of debt of $40 million (after-tax loss of $30 million), which includes redemption fees and the write-off of unamortized issuance costs. This loss is included in Other Income (Loss) in the 2019 Consolidated Statement of Loss.
In March 2021, the Company's Board of Directors authorized a reduction in the Company's debt that will be effected by a make whole call to repurchase the remaining $285 million of outstanding 2022 Notes and the $750 million of outstanding 2025 Secured Notes. This make whole call was issued on March 12, 2021 and the Company anticipates using approximately $1.1 billion in cash to complete the debt repurchase.
Revolving Credit Facility
The Company and certain of the Company's 100% owned subsidiaries guarantee and pledge collateral to secure a revolving credit facility. In April 2020, the Company entered into an amendment and restatement of the Credit Agreement to convert the Company’s credit facility into an asset-backed revolving credit facility. The Amendment maintains the aggregate commitments at $1 billion, and maintains the expiration date in August of 2024. The ABL Facility allows borrowings and letters of credit in U.S. dollars or Canadian dollars.
Availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on the Company's eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time, the outstanding amount under the ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitment, the Company will be required to prepay the outstanding amounts under the ABL Facility to the extent of such excess. In addition, at any time that the Company's consolidated cash balance exceeds $350 million, it will be required to prepay outstanding amounts under the ABL Facility to the extent of such excess. As of January 30, 2021, the Company's borrowing base was $853 million but it was unable to draw upon the ABL Facility as its consolidated cash balance exceeded $350 million.
The ABL Facility supports the Company’s letter of credit program. The Company had $63 million of outstanding letters of credit as of January 30, 2021 that reduced its availability under the ABL Facility.
As of January 30, 2021, the ABL Facility fees related to committed and unutilized amounts were 0.30% per annum, and the fees related to outstanding letters of credit were 1.75% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was LIBOR plus 1.75% per annum. The interest rate on outstanding Canadian dollar-denominated borrowings was CDOR plus 1.75% per annum.

The ABL Facility requires the Company to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (1) $100 million or (2) 15% of the maximum borrowing amount. As of January 30, 2021, the Company was not required to maintain this ratio.
In March 2020, in an abundance of caution and as a proactive measure in response to the COVID-19 pandemic, the Company elected to borrow $950 million from its revolving facility, which was repaid upon the completion of the Amendment. As of January 30, 2021, there were no borrowings outstanding under the ABL Facility.
Foreign Facilities
Certain of the Company's China subsidiaries utilize revolving and term loan bank facilities to support their operations. The Foreign Facilities allow borrowings in U.S. dollars and Chinese Yuan, and interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing. Certain of these facilities are guaranteed by the Company and certain of the Company's 100% owned subsidiaries.
As of January 30, 2021, the Secured Foreign Facilities allow for borrowings and letters of credit up to $30 million. During 2020, the Company borrowed $21 million and made payments of $126 million under the Secured Foreign Facilities. As of January 30, 2021, there were no borrowings outstanding under the Secured Foreign Facilities.
During 2020, the Company placed cash on deposit with certain financial institutions as collateral for their lending commitments under the Secured Foreign Facilities. As of January 30, 2021, the amount of collateral required was dependent upon the aggregate lending commitments. These deposits, totaling $30 million, are recorded in Other Assets on the January 30, 2021 Consolidated Balance Sheet.
During 2020, the Company borrowed $13 million and made payments of $63 million under the unsecured Foreign Facilities. During the second quarter of 2020, with no borrowings outstanding, the Company terminated the unsecured Foreign Facilities.

14. Fair Value Measurements
Cash and Cash Equivalents and restricted cash include cash on hand, deposits with financial institutions and highly liquid investments with original maturities of less than 90 days. The Company's Cash and Cash Equivalents and restricted cash are considered Level 1 fair value measurements as they are valued using unadjusted quoted prices in active markets for identical assets.
The following table provides a summary of the principal value and estimated fair value of outstanding publicly traded debt as of January 30, 2021 and February 1, 2020:

	January 30, 2021	February 1, 2020
	(in millions)
Principal Value	$6,449	$5,458
Fair Value, Estimated (a)	7,243	5,555
________________
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
15. Comprehensive Income
Comprehensive Income includes gains and losses on foreign currency translation and on derivative instruments. The cumulative gains and losses on these items are included in Accumulated Other Comprehensive Income on the Consolidated Balance Sheets and Consolidated Statements of Shareholders' Equity (Deficit).

The following table provides the rollforward of accumulated other comprehensive income for 2020:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance as of February 1, 2020	$52	$—	$52
Other Comprehensive Income (Loss) Before Reclassifications	(3)	(2)	(5)
Amounts Reclassified from Accumulated Other Comprehensive Income	36	—	36
Tax Effect	—	—	—
Current-period Other Comprehensive Income (Loss)	33	(2)	31
Balance as of January 30, 2021	$85	$(2)	$83
As a result of the transition to a joint venture business model in the U.K. and the substantially complete liquidation of the Company's investment in the U.K., the Company reclassified $36 million of accumulated foreign-currency translation adjustments out of accumulated other comprehensive income and into earnings. For additional information, see Note 5, "Restructuring Activities."
The following table provides the rollforward of accumulated other comprehensive income for 2019:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance as of February 2, 2019	57	2	59
Other Comprehensive Income (Loss) Before Reclassifications	(5)	2	(3)
Amounts Reclassified from Accumulated Other Comprehensive Income	—	(5)	(5)
Tax Effect	—	1	1
Current-period Other Comprehensive Income (Loss)	(5)	(2)	(7)
Balance as of February 1, 2020	$52	$—	$52
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
On May 19, 2020, a purported shareholder filed a derivative lawsuit on behalf of L Brands, Inc. in the Court of Common Pleas for Franklin County, Ohio. The complaint names as defendants certain current and former directors and officers of L Brands, Inc. and alleges, among other things, that these defendants breached their fiduciary duties by violating law and/or company policies relating to workplace conduct. The Company was named as nominal defendant only, and there are no claims asserted against it. On June 16, 2020, the lawsuit was removed to the United States District Court for the Southern District of Ohio. On July 6, 2020, the court so-ordered a stipulation staying the lawsuit until December 29, 2020. That stay has since been extended until March 29, 2021.
On January 12, 2021, another purported shareholder filed a derivative lawsuit on behalf of L Brands, Inc. in the Delaware Court of Chancery. The complaint names as defendants certain current and former directors and officers of L Brands, Inc. and alleges, among other things, breaches of fiduciary duty through asserted violations of law and failures to monitor workplace conduct. The Company was named as a nominal defendant, and there are no claims asserted against it.
La Senza
In connection with the sale of La Senza in the fourth quarter of 2018, certain of the Company's subsidiaries have remaining contingent obligations of $32 million related to lease payments under the current terms of noncancelable leases expiring at various dates through 2028. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the business. As of January 30, 2021, the Company recorded reserves of $35 million, primarily included within Other Long-term Liabilities on the Consolidated Balance Sheet, related to these lease-related obligations and certain other obligations related to the La Senza business.
17. Retirement Benefits
The Company sponsors a tax-qualified defined contribution retirement plan for substantially all of its associates within the U.S. Participation is available to associates who meet certain age and service requirements. The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $75 million for 2020, $79 million for 2019 and $76 million for 2018.
The Company sponsors a non-qualified supplemental retirement plan. The non-qualified plan is an unfunded plan which provides benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. On June 27, 2020 (the “Termination Date”), the Human Capital and Compensation Committee of the Board authorized the termination of the non-qualified plan. Subsequent to the Termination Date, no additional employee contributions may be made to the non-qualified plan. The remaining benefits and obligations are expected to be paid out in full approximately one year following the Termination Date. Accordingly, the liability of $166 million related to the non-qualified plan is included within Accrued Expenses and Other on the January 30, 2021 Consolidated Balance Sheet.
The following table provides the Company’s annual activity for this plan and year-end liability as of January 30, 2021, which is included in Accrued Expenses and Other, and February 1, 2020, which is included in Other Long-term Liabilities, on the Consolidated Balance Sheets:

	January 30, 2021	February 1, 2020
	(in millions)
Balance at Beginning of Year	$280	$278
Contributions:
Associate	3	8
Company	4	12
Interest	10	14
Distributions	(131)	(32)
Balance at End of Year	$166	$280
Total expense recognized related to the non-qualified plan was $14 million for 2020, $26 million for 2019 and $24 million for 2018.
18. Shareholders’ Equity (Deficit)
Common Stock Share Repurchases
In March 2018, the Company's Board of Directors approved a $250 million share repurchase program, which included the $23 million remaining under the September 2017 repurchase program. The March 2018 repurchase program had $79 million remaining as of January 30, 2021. The Company did not repurchase any shares during 2020 or 2019.
In March 2021, the Company's Board of Directors authorized a new $500 million share repurchase plan, which replaces the $79 million remaining under the March 2018 repurchase program. Pursuant to the Board's authorization, the Company entered into a Rule 10b5-1 purchase plan to effectuate share repurchases up to $250 million.

Dividends
Under the authority and declaration of the Board of Directors, the Company paid the following dividends during fiscal 2020, 2019 and 2018:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2020
Fourth Quarter	$—	$—
Third Quarter	—	—
Second Quarter	—	—
First Quarter	0.30	83
2020 Total	$0.30	$83
2019
Fourth Quarter	$0.30	$83
Third Quarter	0.30	83
Second Quarter	0.30	83
First Quarter	0.30	83
2019 Total	$1.20	$332
2018
Fourth Quarter	$0.60	$166
Third Quarter	0.60	165
Second Quarter	0.60	167
First Quarter	0.60	168
2018 Total	$2.40	$666
The Board of Directors temporarily suspended the quarterly cash dividend beginning in the second quarter of 2020.
In March 2021, the Company's Board of Directors reinstated the annual dividend at $0.60 per share, beginning with the quarterly dividend to be paid in June 2021.
19. Share-based Compensation
Plan Summary
In 2020, the Company's shareholders approved the 2020 Stock Option and Performance Incentive Plan ("2020 Plan"). The 2020 Plan replaced the 2015 Stock Option and Performance Incentive Plan (together with the 2020 Plan, the "Plans"). The Plans provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance-based restricted stock, performance units and unrestricted shares. The Company grants stock options at a price equal to the fair market value of the stock on the date of grant. Stock options have a maximum term of 10 years. Stock options generally vest ratably over three to five years. Restricted stock generally vests (the restrictions lapse) at the end of a three-year period or on a graded basis over a five-year period.
Under the Company’s Plans, 166 million options, restricted and unrestricted shares have been authorized to be granted to employees and directors. There were 12 million options and shares available for grant as of January 30, 2021. The Company suspended its annual grant in 2020 as a result of the COVID-19 pandemic.
Income Statement Impact
The following table provides share-based compensation expense included in the Consolidated Statements of Income (Loss) for 2020, 2019 and 2018:

	2020	2019	2018
	(in millions)
Costs of Goods Sold, Buying and Occupancy	$18	$29	$29
General, Administrative and Store Operating Expenses	32	58	68
Total Share-based Compensation Expense	$50	$87	$97
The tax benefit associated with recognized share-based compensation expense was $10 million for 2020, $18 million for 2019 and $20 million for 2018.

Restricted Stock
The following table provides the Company’s restricted stock activity for the fiscal year ended January 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested as of February 1, 2020	8,662	$32.00
Granted	1,480	17.05
Vested	(2,040)	43.38
Cancelled	(1,455)	28.34
Unvested as of January 30, 2021	6,647	$25.68

During 2020, the Company granted a performance-based restricted stock award that includes a specified market condition which can adjust the number of shares which vest under the award. The market condition compares total shareholder return to that of a designated peer group over the performance period. The award was valued using a Monte Carlo simulation model, which requires certain assumptions, including the risk-free interest rate, expected volatility and the estimated dividend yield.
The weighted-average estimated fair value of restricted stock granted was $17.05 per share for 2020, $23.34 per share for 2019 and $30.43 per share for 2018. The fair value of restricted stock awards is generally based on the market value of an unrestricted share on the grant date adjusted for anticipated dividend yields.
The Company’s total intrinsic value of restricted stock vested was $33 million for 2020, $39 million for 2019 and $44 million for 2018.
The Company’s total fair value at grant date of awards vested was $89 million for 2020, $104 million for 2019 and $86 million for 2018.
As of January 30, 2021, there was $45 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.8 years.
Tax benefits realized from tax deductions associated with restricted stock vested were $8 million for 2020 and $10 million for 2019 and 2018.
Stock Options
The following table provides the Company’s stock option activity for the fiscal year ended January 30, 2021:

	Number of Shares	Weighted Average Option Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding as of February 1, 2020	5,280	$51.87
Exercised	(237)	33.13
Cancelled	(880)	45.00
Outstanding as of January 30, 2021	4,163	$54.39	5.0	$5,356
Vested and Expected to Vest as of January 30, 2021 (a)	4,144	54.46	5.0	5,257
Options Exercisable as of January 30, 2021	3,631	56.57	4.7	3,048
 ________________
(a)The number of options expected to vest includes an estimate of expected forfeitures.
Intrinsic value for stock options is the difference between the current market value of the Company’s stock and the option strike price. The total intrinsic value of options exercised was $2 million for 2020, $3 million for 2019 and $2 million for 2018.
The total fair value at grant date of option awards vested was $6 million for 2020 and $9 million for 2019 and 2018.
The Company’s total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options was $1 million as of January 30, 2021. This cost is expected to be recognized over a weighted-average period of 1.1 years.
The weighted-average estimated fair value of stock options granted was $6.05 per share for 2019 and $6.76 per share for 2018.

Cash received from stock options exercised was $8 million for 2020 and $1 million for 2019 and 2018. Tax benefits realized from tax deductions associated with stock options exercised was less than $1 million for 2020, 2019 and 2018.
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
The following table contains the weighted-average assumptions used during 2019 and 2018:

	2019	2018
Expected Volatility	40%	36%
Risk-free Interest Rate	2.2%	2.5%
Dividend Yield	4.4%	5.8%
Expected Life (in years)	3.2	2.9
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
20. Segment Information
In the third quarter of 2020, the Company changed its segment reporting as a result of leadership changes and restructuring actions taken to facilitate the ongoing efforts to separate Bath & Body Works and Victoria’s Secret into separate businesses. The Company has two reportable segments: Bath & Body Works and Victoria's Secret. While this reporting change did not impact the Company's consolidated results, segment data has been recast to be consistent for all periods presented.
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
Other includes corporate infrastructure and governance functions and other non-recurring items that are deemed to be corporate in nature.

The following table provides the Company’s segment information as of and for the fiscal years ended January 30, 2021, February 1, 2020 and February 2, 2019:

	Bath & Body Works	Victoria’s Secret	Other	Total
	(in millions)
2020
Net Sales	$6,434	$5,413	$—	$11,847
Depreciation and Amortization	202	314	5	521
Operating Income (Loss) (b)	1,821	(25)	(216)	1,580
Total Assets (a)	3,548	4,220	3,803	11,571
Capital Expenditures	103	115	10	228
2019
Net Sales	$5,355	$7,509	$50	$12,914
Depreciation and Amortization	191	394	3	588
Operating Income (Loss) (c)	1,224	(782)	(184)	258
Total Assets (a)	3,376	5,271	1,478	10,125
Capital Expenditures	245	212	1	458
2018
Net Sales	$4,776	$8,103	$358	$13,237
Depreciation and Amortization	164	376	7	547
Operating Income (Loss) (d)	1,103	518	(384)	1,237
Total Assets (a)	2,393	4,443	1,254	8,090
Capital Expenditures	287	331	11	629
________________
(a)Assets are allocated to the operating segments based on decision making authority relevant to the applicable assets. The 2020 and 2019 amounts reflect the Company's adoption of ASC 842, Leases, in the first quarter of 2019.
(b)Victoria's Secret includes store and lease asset impairment charges of $254 million, severance and related charges of $51 million, a $36 million net pre-tax gain related to the closure and lease termination of the Hong Kong flagship store and a $54 million net pre-tax gain related to the establishment of a joint venture for the Victoria’s Secret U.K. business with Next PLC. Bath & Body Works and Other includes severance and related charges of $12 million and $18 million, respectively. For additional information, see Note 5, “Restructuring Activities," Note 7, "Long-Lived Assets" and Note 8, "Leases."
(c)Victoria's Secret includes goodwill impairment charges of $720 million and store and lease asset impairment charges of $263 million. For additional information see Note 7, “Long-Lived Assets" and Note 9, "Goodwill and Trade Names."
(d)Victoria's Secret includes store asset impairment charges of $101 million, and Other includes a loss on the sale of La Senza of $99 million and Henri Bendel closures costs of $23 million. For additional information see Note 5, “Restructuring Activities" and Note 7, “Long-Lived Assets."
The Company’s international net sales include sales from company-operated stores, royalty revenue from franchise and license arrangements, wholesale revenues and direct sales shipped internationally. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company's international net sales across all segments totaled $1.111 billion in 2020, $1.496 billion in 2019 and $1.683 billion in 2018. The Company’s internationally based long-lived assets were $382 million as of January 30, 2021 and $713 million as of February 1, 2020.

21. Quarterly Financial Data (Unaudited)
The following table provides summarized quarterly financial data for 2020:

	Fiscal Quarter Ended
	May 2, 2020 (a)(b)	August 1, 2020 (c)(d)(e)	October 31, 2020 (f)(g)	January 30, 2021
	(in millions except per share data)
Net Sales	$1,654	$2,319	$3,055	$4,819
Gross Profit	288	711	1,359	2,309
Operating Income (Loss)	(318)	44	581	1,273
Income (Loss) Before Income Taxes	(412)	(60)	410	1,154
Net Income (Loss)	(297)	(49)	331	859
Net Income (Loss) Per Basic Share (h)	$(1.07)	$(0.18)	$1.19	$3.08
Net Income (Loss) Per Diluted Share (h)(i)	$(1.07)	$(0.18)	$1.17	$3.03
 ________________
(a)Gross profit includes the effect of a $97 million pre-tax impairment charge ($72 million after-tax) related to certain Victoria's Secret store and lease assets.
(b)Net Loss includes the effect of a $50 million income tax benefit related to the resolution of certain tax matters.
(c)Gross profit includes the effect of a $117 million pre-tax impairment charge ($99 million after-tax) related to certain Victoria's Secret store and lease assets and a net pre-tax gain of $36 million ($25 million after-tax) related to the closure and lease termination for the Victoria’s Secret Hong Kong flagship store.
(d)Operating Income includes the effect of pre-tax severance and related charges of $81 million ($65 million after-tax).
(e)Net Loss includes the effect of a $21 million income tax benefit related to recent changes in tax legislation included in the CARES Act.
(f)Operating Income includes the effect of a $30 million pre-tax gain ($27 million after-tax) related to the establishment of a joint venture for the Victoria’s Secret U.K. and Ireland business with Next PLC.
(g)Net Income includes the effect of $53 million pre-tax loss ($40 million after-tax) associated with the early extinguishment of outstanding notes, and a $23 million net income tax benefit related to tax matters associated with foreign investments and recent changes in tax legislation.
(h)Due to changes in stock prices during the year and timing of issuances of shares, the cumulative total of quarterly net income (loss) per share amounts may not equal the net income (loss) per share for the year.
(i)The cumulative total of quarterly net income (loss) per dilutive share amounts does not equal the net income (loss) per dilutive share for the year due to net losses in certain periods.
The following table provides summarized quarterly financial data for 2019:

	Fiscal Quarter Ended
	May 4, 2019	August 3, 2019 (a)	November 2, 2019 (b)(c)(d)	February 1, 2020 (e)(f)
	(in millions except per share data)
Net Sales	$2,629	$2,902	$2,677	$4,707
Gross Profit	934	983	741	1,794
Operating Income (Loss)	153	175	(151)	82
Income (Loss) Before Income Taxes	60	42	(277)	(7)
Net Income (Loss)	40	38	(252)	(192)
Net Income (Loss) Per Basic Share (g)	$0.15	$0.14	$(0.91)	$(0.70)
Net Income (Loss) Per Diluted Share (g)(h)	$0.14	$0.14	$(0.91)	$(0.70)
 ________________
(a)Net Income includes the effect of a $40 million pre-tax loss ($30 million after-tax) associated with the early extinguishment of outstanding notes.
(b)Gross Profit includes the effect of a $218 million pre-tax impairment charge ($200 million after-tax) related to certain Victoria's Secret store and lease assets.
(c)Operating Loss includes the effect of a $30 million (no tax impact) goodwill impairment charge related to the Victoria's Secret Greater China reporting unit.
(d)Net Loss includes the effect of a $37 million pre-tax charge ($28 million after-tax) to increase reserves related to ongoing contingent obligations for the La Senza business.

(e)Gross Profit includes the effect of a $35 million pre-tax impairment charge ($30 million after-tax) related to certain Victoria's Secret lease assets.
(f)Operating Income includes the effect of a $690 million pre-tax goodwill impairment charge ($687 million after-tax) related to the Victoria's Secret reporting unit.
(g)Due to changes in stock prices during the year and timing of issuances of shares, the cumulative total of quarterly net income (loss) per share amounts may not equal the net income (loss) per share for the year.
(h)The cumulative total of quarterly net income (loss) per dilutive share amounts does not equal the net income (loss) per dilutive share for the year due to net losses in certain periods.

22. Subsequent Events
On March 12, 2021 the Company announced that its Board of Directors had authorized the following:
•A reduction in the Company's debt that will be effected by a make whole call to repurchase the remaining $285 million of outstanding 2022 Notes and the $750 million of outstanding 2025 Secured Notes. This make whole call was issued on March 12, 2021 and the Company anticipates using approximately $1.1 billion in cash to complete the debt repurchase;
•A new $500 million share repurchase plan, which replaces the $79 million remaining under the March 2018 repurchase program. Pursuant to the Board's authorization, the Company entered into a Rule 10b5-1 purchase plan to effectuate share repurchases up to $250 million; and
•A reinstatement of the Company’s annual dividend at $0.60 per share, beginning with the quarterly dividend to be paid in June 2021.

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
Management’s Report on Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting as of January 30, 2021 is set forth in Item 8. Financial Statements and Supplementary Data.
Attestation Report of the Registered Public Accounting Firm. The Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting as of January 30, 2021 is set forth in Item 8. Financial Statements and Supplementary Data.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the fourth quarter 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information regarding our directors, executive officers and corporate governance is set forth under the captions “ELECTION OF DIRECTORS—Director Succession”, “—Corporate Governance Highlights" “—Director Experience, Qualifications, Attributes and Skills", “—Nominees”, “—Director Independence”, “—Board Leadership Structure; Risk Oversight; Certain Compensation Matters ”, “—Cybersecurity Risk", “—Review of Strategic Plans and Capital Structure", “—Board Oversight of Environmental and Social Matters", “—Human Capital Management", “—Succession Planning", “—Information Concerning Board Meeting Attendance”, “—Committees of the Board”, “—Meetings of the Company's Non-Management Directors”, “—Communications with Stockholders”, “—Attendance at Annual Meetings”, “—Code of Conduct, Related Person Transaction Policy and Associated Matters”, “—Copies of the Company’s Code of Conduct, Corporate Governance Principles, Policy and Committee Charters”, and “SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT” in the Proxy Statement and is incorporated herein by reference. Information regarding compliance with Section 16(A) of the Securities Exchange Act of 1934, as amended, is set forth under the caption “DELINQUENT SECTION 16(A) REPORTS” in the Proxy Statement and is incorporated herein by reference. Information regarding executive officers is set forth herein under the caption “Executive Officers of Registrant” in Part I.

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
The following table summarizes share and exercise price information about L Brands’ equity compensation plans as of January 30, 2021.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	11,150,929	$54.39	(2)	11,932,265
Equity compensation plans not approved by security holders	—	—		—
Total	11,150,929	$54.39		11,932,265
 ________________
(1)Includes the following plans: L Brands, Inc. 2020 Stock Option and Performance Incentive Plan, L Brands, Inc. 2015 Stock Option and Performance Incentive Plan, L Brands, Inc. 2011 Stock Option and Performance Incentive Plan and L Brands, Inc. 1993 Stock Option and Performance Incentive Plan (2009 Restatement). There are no shares remaining available for grant under the 2011 Plan or 1993 Plan.
(2)Does not include outstanding rights to receive Common Stock upon the vesting of restricted share awards or settlement of deferred stock units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
Information regarding certain relationships and related transactions is set forth under the caption “ELECTION OF DIRECTORS—Nominees” and “—Director Independence” in the Proxy Statement and is incorporated herein by reference.

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

The following consolidated financial statements of L Brands, Inc. are filed as part of this report under Item 8. Financial Statements and Supplementary Data:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Statements of Income (Loss) for the Years Ended January 30, 2021, February 1, 2020 and February 2, 2019

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended January 30, 2021, February 1, 2020 and February 2, 2019

Consolidated Balance Sheets as of January 30, 2021 and February 1, 2020

Consolidated Statements of Total Equity (Deficit) for the Years Ended January 30, 2021, February 1, 2020 and February 2, 2019

Consolidated Statements of Cash Flows for the Years Ended January 30, 2021, February 1, 2020 and February 2, 2019

Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules

Schedules have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

	(3)	List of Exhibits

		3.	Articles of Incorporation and Bylaws.

		3.1	Restated Certificate of Incorporation of the Company incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K dated February 1, 2014.

		3.2	Amended and Restated Bylaws of the Company incorporated by reference to Exhibit 3.1 to the Company's Form 8-K dated June 19, 2020.

		4.	Instruments Defining the Rights of Security Holders.

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

4.8
Form of Fifth Supplemental Indenture dated as of March 25, 2011 between the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1.6 to the post-effective amendment to the Company’s Registration Statement on Form S-3 (Reg. No. 333-170406) filed on March 22, 2011.

4.9
Sixth Supplemental Indenture dated as of February 7, 2012 among the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2012.

4.10
Seventh Supplemental Indenture dated as of March 22, 2013 between the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1.8 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-191968) filed on October 29, 2013.

4.11
Eighth Supplemental Indenture dated as of October 16, 2013 between the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1.9 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-191968) filed on October 29, 2013.

4.12
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

4.13
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

4.14
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

4.15
Indenture, dated as of October 30, 2015, among L Brands, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated November 3, 2015.

4.16	Form of 6.875% senior notes due 2035, incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K dated November 3, 2015.

4.17
Registration Rights Agreement, dated as of October 30, 2015, among L Brands, Inc., the guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representative of the initial purchasers, incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K dated November 3, 2015.

4.18	Indenture, dated as of June 16, 2016, among L Brands, Inc. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated June 16, 2016.

4.19
First Supplemental Indenture, dated as of June 16, 2016, by and among L Brands, Inc., the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K dated June 16, 2016.

4.20
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

4.21
Second Supplemental Indenture, dated as of January 23, 2018, by and among L Brands, Inc., the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K dated January 23, 2018.

4.22
Indenture, dated as of June 18, 2018, by and among L Brands, Inc., the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.25 to the Company's Form S-4 dated September 11, 2018.

4.23
First Supplemental Indenture, dated as of June 29, 2018, by and among L Brands, Inc., the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.26 to the Company's Form S-4 dated September 11, 2018.

4.24
Third Supplemental Indenture, dated June 20, 2019, by and among L Brands, Inc., the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated June 24, 2019.

4.25
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

4.26
Fourth Supplemental Indenture, dated as of June 30, 2019, by and among L Brands, Inc., the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2019.

4.27
Tenth Supplemental Indenture, dated as of June 30, 2019, by and among L Brands, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2019.

4.28	Description of the Registrant's Securities.

4.29
Amendment and Restatement Agreement dated April 30, 2020 among L Brands, Inc., a Delaware corporation, the Borrowing Subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (the “Administrative Agent”), in respect of the Amended and Restated Revolving Credit Agreement dated as of August 13, 2019 among the Company, the lenders from time to time party thereto and the Administrative Agent, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated May 1, 2020.

4.30
Indenture, dated as of June 18, 2020 among L Brands, Inc., the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated June 18, 2020.

4.31
Indenture, dated as of June 18, 2020, among L Brands, Inc., the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K dated June 18, 2020.

4.32
Indenture, dated September 30, 2020, among L Brands, Inc., the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated September 30, 2020.

4.33
Eleventh Supplemental Indenture, dated October 16, 2020, among L Brands, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated October 19, 2020.

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

10.18	L Brands, Inc. 2015 Cash Incentive Compensation Performance Plan, incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated May 26, 2015.**

10.19	The Company's 2020 Stock Option and Performance Incentive Plan incorporated by reference to Appendix C to the Company's Proxy Statement dated April 2, 2020.**

10.20
Employment Agreement and Cash Retention Award Agreement between L Brands, Inc. and Andrew Meslow, dated May 15, 2020, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q dated June 3, 2020.**

10.21
Employment Agreement Amendment and Retention Bonus Agreement between L Brands, Inc. and Stuart Burgdoerfer, dated May 18, 2020, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q dated June 3, 2020.**

10.22	Executive Separation Agreement between L Brands, Inc. and Charles McGuigan, dated May 18, 2020, incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q dated June 3, 2020.**

10.23
Retention Bonus Agreement between L Brands Store Design & Construction, Inc. and Jamie Bersani, dated May 19, 2020, incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q dated June 3, 2020.**

10.24
Retention Bonus Agreement and Executive Separation Agreement between L Brands, Inc. and Shelley Milano, dated May 29, 2020, incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q dated June 3, 2020.**

10.25	Executive Employment Agreement between Bath & Body Works, LLC and Julie Rosen, dated February 3, 2021.**

10.26	Executive Employment Agreement between Bath and Body Works, LLC and Deon Riley, dated February 4, 2021.**

21.	Subsidiaries of the Registrant.

22.	List of Guarantor Subsidiaries

23.1	Consent of Ernst & Young LLP.

24.	Powers of Attorney.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32.	Section 906 Certification (by CEO and CFO).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________

**	Identifies management contracts or compensatory plans or arrangements.
(P)	Paper Exhibits
(b)Exhibits.
The exhibits to this report are listed in section (a)(3) of Item 15 above.
(c)Not applicable.

ITEM 16. FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 19, 2021

L BRANDS, INC. (Registrant)

By:	/s/ STUART B. BURGDOERFER
Stuart B. Burgdoerfer, Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 19, 2021:

Signature	Title

/s/ ANDREW M. MESLOW	Director and Chief Executive Officer
Andrew M. Meslow	(Principal Executive Officer)

/s/ STUART B. BURGDOERFER	Executive Vice President and Chief Financial Officer
Stuart B. Burgdoerfer	(Principal Financial Officer and Principal Accounting Officer)

/s/ SARAH E. NASH*	Chair of the Board of Directors
Sarah E. Nash

/s/ PATRICIA S. BELLINGER*	Director
Patricia S. Bellinger

/s/ FRANCIS A. HONDAL*	Director
Francis A. Hondal

/s/ DONNA A. JAMES*	Director
Donna A. James

/s/ DANIELLE M. LEE*	Director
Danielle M. Lee

/s/ MICHAEL G. MORRIS*	Director
Michael G. Morris

/s/ ROBERT H. SCHOTTENSTEIN*	Director
Robert H. Schottenstein

/s/ ANNE SHEEHAN*	Director
Anne Sheehan

/s/ STEPHEN D. STEINOUR*	Director
Stephen D. Steinour

/s/ ABIGAIL S. WEXNER*	Director
Abigail S. Wexner

/s/ LESLIE H. WEXNER*	Chairman Emeritus
Leslie H. Wexner

*	The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the registrant pursuant to powers of attorney executed by such directors.

By:	/s/ STUART B. BURGDOERFER
Stuart B. Burgdoerfer Attorney-in-fact

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

L BRANDS, INC.
(exact name of Registrant as specified in its charter)

EXHIBITS

EXHIBIT INDEX

Exhibit No.	Document

4.28	Description of Registrant's Securities.

10.25	Executive Employment Agreement between Bath & Body Works, LLC and Julie Rosen, dated February 3, 2021.

10.26	Executive Employment Agreement between Bath and Body Works, LLC and Deon Riley, dated February 4, 2021.

21	Subsidiaries of the Registrant.

22	List of Guarantor Subsidiaries.

23.1	Consent of Ernst & Young LLP.

24	Powers of Attorney.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)