Form 10-Q
period 2021-05-01
L Brands, Inc.
filed 2021-06-03
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.50 Par Value	LB	The New York Stock Exchange
As of May 28, 2021, the number of outstanding shares of the Registrant’s common stock, was 276,821,306 shares.

L BRANDS, INC.

*	The Company's fiscal year ends on the Saturday nearest to January 31. As used herein, “first quarter of 2021” and “first quarter of 2020” refer to the thirteen-week periods ended May 1, 2021 and May 2, 2020 , respectively.

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions except per share amounts)
(Unaudited)

	First Quarter
	2021	2020
Net Sales	$3,024	$1,654
Costs of Goods Sold, Buying and Occupancy	(1,610)	(1,366)
Gross Profit	1,414	288
General, Administrative and Store Operating Expenses	(842)	(606)
Operating Income (Loss)	572	(318)
Interest Expense	(114)	(97)
Other Income (Loss)	(105)	3
Income (Loss) Before Income Taxes	353	(412)
Provision (Benefit) for Income Taxes	76	(115)
Net Income (Loss)	$277	$(297)
Net Income (Loss) Per Basic Share	$0.99	$(1.07)
Net Income (Loss) Per Dilutive Share	$0.97	$(1.07)
Dividends Per Share	$—	$0.30

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	First Quarter
	2021	2020
Net Income (Loss)	$277	$(297)
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	5	(6)
Unrealized Gain (Loss) on Cash Flow Hedges	(3)	5
Reclassification of Cash Flow Hedges to Earnings	1	—
Total Other Comprehensive Income (Loss), Net of Tax	3	(1)
Total Comprehensive Income (Loss)	$280	$(298)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)

	May 1, 2021	January 30, 2021	May 2, 2020
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,807	$3,903	$957
Accounts Receivable, Net	221	269	229
Inventories	1,397	1,273	1,491
Other	187	134	172
Total Current Assets	4,612	5,579	2,849
Property and Equipment, Net	2,030	2,095	2,299
Operating Lease Assets	2,596	2,558	2,947
Goodwill	628	628	628
Trade Names	411	411	411
Deferred Income Taxes	72	69	84
Other Assets	197	231	221
Total Assets	$10,546	$11,571	$9,439
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$735	$683	$715
Accrued Expenses and Other	1,292	1,457	826
Current Debt	—	—	468
Current Operating Lease Liabilities	504	594	590
Income Taxes	149	92	84
Total Current Liabilities	2,680	2,826	2,683
Deferred Income Taxes	245	234	198
Long-term Debt	5,344	6,366	5,034
Long-term Operating Lease Liabilities	2,504	2,495	2,945
Other Long-term Liabilities	306	311	437
Shareholders’ Equity (Deficit):
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	—	—	—
Common Stock - $0.50 par value; 1,000 shares authorized; 288, 286 and 286 shares issued; 277, 278 and 278 shares outstanding, respectively	144	143	143
Paid-in Capital	903	891	865
Accumulated Other Comprehensive Income	86	83	51
Retained Earnings (Accumulated Deficit)	(1,144)	(1,421)	(2,562)
Less: Treasury Stock, at Average Cost; 11, 8 and 8 shares, respectively	(523)	(358)	(358)
Total L Brands, Inc. Shareholders’ Equity (Deficit)	(534)	(662)	(1,861)
Noncontrolling Interest	1	1	3
Total Equity (Deficit)	(533)	(661)	(1,858)
Total Liabilities and Equity (Deficit)	$10,546	$11,571	$9,439

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions except per share amounts)
(Unaudited)

First Quarter 2021

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, January 30, 2021	278	$143	$891	$83	$(1,421)	$(358)	$1	$(661)
Net Income	—	—	—	—	277	—	—	277
Other Comprehensive Income	—	—	—	3	—	—	—	3
Total Comprehensive Income	—	—	—	3	277	—	—	280
Repurchases of Common Stock	(3)	—	—	—	—	(165)	—	(165)
Share-based Compensation and Other	2	1	12	—	—	—	—	13
Balance, May 1, 2021	277	$144	$903	$86	$(1,144)	$(523)	$1	$(533)

First Quarter 2020

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, February 1, 2020	277	$142	$847	$52	$(2,182)	$(358)	$4	$(1,495)
Net Loss	—	—	—	—	(297)	—	—	(297)
Other Comprehensive Loss	—	—	—	(1)	—	—	—	(1)
Total Comprehensive Loss	—	—	—	(1)	(297)	—	—	(298)
Cash Dividends ($0.30 per share)	—	—	—	—	(83)	—	—	(83)
Share-based Compensation and Other	1	1	18	—	—	—	(1)	18
Balance, May 2, 2020	278	$143	$865	$51	$(2,562)	$(358)	$3	$(1,858)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date
	2021	2020
Operating Activities:
Net Income (Loss)	$277	$(297)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used for) Operating Activities:
Depreciation of Long-lived Assets	129	139
Loss on Extinguishment of Debt	105	—
Victoria's Secret Asset Impairments	—	97
Share-based Compensation Expense	15	20
Deferred Income Taxes	10	(25)
Changes in Assets and Liabilities:
Accounts Receivable	49	77
Inventories	(123)	(208)
Accounts Payable, Accrued Expenses and Other	(163)	(155)
Income Taxes Payable	57	(56)
Other Assets and Liabilities	(107)	66
Net Cash Provided by (Used for) Operating Activities	249	(342)
Investing Activities:
Capital Expenditures	(65)	(55)
Other Investing Activities	9	(5)
Net Cash Used for Investing Activities	(56)	(60)
Financing Activities:
Payments of Long-term Debt	(1,130)	—
Borrowing from Credit Agreement	—	950
Repayment of Credit Agreement	—	(950)
Borrowings from Foreign Facilities	—	23
Repayments of Foreign Facilities	—	(69)
Repurchases of Common Stock	(155)	—
Dividends Paid	—	(83)
Tax Payments related to Share-based Awards	(33)	(5)
Proceeds from Stock Option Exercises	30	—
Other Financing Activities	(3)	(4)
Net Cash Used for Financing Activities	(1,291)	(138)
Effects of Exchange Rate Changes on Cash and Cash Equivalents and Restricted Cash	2	(2)
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(1,096)	(542)
Cash and Cash Equivalents and Restricted Cash, Beginning of Period	3,933	1,499
Cash and Cash Equivalents and Restricted Cash, End of Period	$2,837	$957

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
L Brands, Inc. (the "Company”) operates in the highly competitive specialty retail business. The Company is a specialty retailer of home fragrance products, body care, soaps and sanitizers, women’s intimate and other apparel, and personal and beauty care products. The Company sells its merchandise through company-operated specialty retail stores in the U.S., Canada and Greater China, and through its websites and other channels. The Company's international operations are primarily through franchise, license, wholesale and joint venture partners. The Company currently operates the following retail brands:
•Bath & Body Works
•Victoria’s Secret
•PINK
On May 11, 2021, the Company announced that its Board of Directors unanimously approved a plan to separate L Brands, Inc. into two independent, public companies: Bath & Body Works and Victoria’s Secret, including PINK. The Company expects to create these companies through a tax-free spin-off of Victoria’s Secret to L Brands’ shareholders. The spin-off is expected to be effected through a pro-rata distribution to L Brands, Inc. shareholders of common stock of a newly-formed entity holding certain assets and liabilities comprising the Victoria’s Secret business. The spin-off is expected to be completed in August 2021, subject to certain customary market, regulatory and other conditions.
Impacts of COVID-19
The coronavirus pandemic ("COVID-19") has created significant public health concerns as well as economic disruption, uncertainty and volatility. The Company's operations and financial performance have been materially impacted by the COVID-19 pandemic. In the first quarter of 2020, all the Company's stores in North America were closed on March 17, 2020 and nearly all stores remained closed throughout the remainder of the first quarter of 2020. Additionally, operations for Victoria’s Secret Direct were temporarily suspended for approximately one week in late March 2020, while Bath & Body Works Direct remained open for the duration of the first quarter of 2020.
During the first quarter of 2020, the Company took prudent actions to manage expenses and to maintain its cash position and financial flexibility. The Company also has adopted new operating models focused on providing a safe environment for its customers and associates, while also delivering an engaging shopping experience. The Company remains focused on the safe operations of its distribution, fulfillment and call centers while maximizing its direct businesses. Government stimulus payments and the relaxation of pandemic-related restrictions have positively impacted demand for the Company's products during the first quarter of 2021. There remains the potential for COVID-related risks of closure or operating restrictions, which could materially impact the Company's operations and financial performance in future periods.
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “first quarter of 2021” and “first quarter of 2020” refer to the thirteen-week periods ended May 1, 2021 and May 2, 2020, respectively.
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

Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended May 1, 2021 and May 2, 2020 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2020 Annual Report on Form 10-K.
In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of the results for the interim periods.
Seasonality of Business
Due to the seasonal variations in the retail industry, the results of operations for the interim period is not necessarily indicative of the results expected for the full fiscal year.
Restricted Cash
The Company placed cash on deposit with certain financial institutions as collateral for lending commitments. The amount of collateral required was dependent upon the aggregate lending commitments. These deposits, totaling $30 million, are recorded in Other Current Assets on the May 1, 2021 Consolidated Balance Sheet. The Company's total Cash and Cash Equivalents and Restricted Cash totaled $2.837 billion as of May 1, 2021.
Derivative Financial Instruments
The Company uses derivative financial instruments to manage exposure to foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. All derivative instruments are recorded on the Consolidated Balance Sheets at fair value.
The earnings of the Company's wholly owned foreign operations are subject to exchange rate risk as substantially all the merchandise is sourced through U.S. dollar transactions. The Company uses foreign currency forward contracts designated as cash flow hedges to mitigate this foreign currency exposure for its Canadian operations. Amounts are reclassified from accumulated other comprehensive income (loss) upon sale of the hedged merchandise to the customer. These gains and losses are recognized in Costs of Goods Sold, Buying and Occupancy in the Consolidated Statements of Income (Loss). The fair value of designated cash flow hedges is not significant as of May 1, 2021.
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
The Company also periodically reviews the relative credit standing of franchise, license and wholesale partners and other entities to which the Company grants credit terms in the normal course of business. The Company determines the required allowance for expected credit losses using information such as customer credit history and financial condition. Amounts are recorded to the allowance when it is determined that expected credit losses may occur.
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
Recently Issued Accounting Pronouncements
The Company did not adopt any new accounting standards during the first quarter of 2021 that had a material impact on the Company's consolidated results of operations, financial position or cash flows. In addition, there are no new accounting standards not yet adopted that are expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.
2. Revenue Recognition
Accounts receivable, net from revenue-generating activities were $136 million as of May 1, 2021, $125 million as of January 30, 2021 and $142 million as of May 2, 2020. Accounts receivable primarily relate to amounts due from the Company's franchise, license and wholesale partners. Under these arrangements, payment terms are typically 60 to 90 days.

The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty and private label credit card programs and direct channel shipments, which are all impacted by seasonal and holiday-related sales patterns. Deferred revenue was $338 million as of May 1, 2021, $371 million as of January 30, 2021 and $348 million as of May 2, 2020. The Company recognized $128 million as revenue in the first quarter of 2021 from amounts recorded as deferred revenue at the beginning of the year. As of May 1, 2021, the Company recorded deferred revenue of $328 million within Accrued Expenses and Other, and $10 million within Other Long-term Liabilities on the Consolidated Balance Sheet.
The following table provides a disaggregation of Net Sales for the first quarter of 2021 and 2020:

	First Quarter
	2021	2020
	(in millions)
Bath & Body Works Stores - U.S. and Canada	$1,051	$424
Bath & Body Works Direct	349	289
Bath & Body Works International (a)	70	47
Total Bath & Body Works	1,470	760
Victoria’s Secret Stores - U.S. and Canada	933	514
Victoria’s Secret Direct	521	308
Victoria’s Secret International (b)	100	72
Total Victoria’s Secret	1,554	894
Total Net Sales	$3,024	$1,654
 _______________
(a)Results include royalties associated with franchised store and wholesale sales.
(b)Results include company-operated stores in the U.K. (pre-joint venture) and Greater China, and royalties associated with franchised stores and wholesale sales.

3. Restructuring Activities
During the second quarter of 2020, the Company completed a comprehensive review of its home office organizations in order to achieve meaningful reductions in overhead expenses and decentralize significant shared functions and services to support the separation of the Bath & Body Works and Victoria's Secret businesses. This resulted in a reduction of the home office headcount by approximately 15%, or about 850 associates.
During the first quarter of 2021, the Company made payments of $16 million related to severance and related costs associated with these reductions. As of May 1, 2021, a liability of $21 million related to these reductions is included in Accrued Expenses and Other on the Consolidated Balance Sheet.
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
4. Earnings (Loss) Per Share and Shareholders’ Equity (Deficit)
Earnings (Loss) Per Share
Earnings (loss) per basic share is computed based on the weighted-average number of common shares. Earnings (loss) per diluted share include the weighted-average effect of dilutive restricted stock and options on the weighted-average shares outstanding.

The following table provides the weighted-average shares utilized for the calculation of basic and diluted earnings (loss) per share for the first quarter of 2021 and 2020:

	First Quarter
	2021	2020
	(in millions)
Common Shares	288	285
Treasury Shares	(9)	(8)
Basic Shares	279	277
Effect of Dilutive Restricted Stock and Options	5	—
Diluted Shares	284	277
Anti-dilutive Options and Awards (a)	1	12
 _______________
(a)These options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the first quarter of 2020, the dilutive impact of outstanding options and awards were excluded from dilutive shares as a result of the Company's net loss for the period.
Shareholders’ Equity (Deficit)
Common Stock Share Repurchases
In March 2021, the Company's Board of Directors authorized a new $500 million share repurchase plan, which replaced the $79 million remaining under the March 2018 repurchase program. Pursuant to the Board's authorization, the Company entered into a Rule 10b5-1 purchase plan to effectuate share repurchases for the first $250 million. Subsequent to May 1, 2021, the Company initiated a second $250 million Rule 10b5-1 purchase plan to effectuate the remaining share repurchases under the March 2021 repurchase plan.
Under the authority of the Company’s Board of Directors, the Company repurchased the following shares of its common stock during the first quarter of 2021:

Repurchase Program	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in millions)	(in thousands)	(in millions)
March 2021	$500	2,608	$165	$63.31
The March 2021 Plan had $335 million remaining as of May 1, 2021. There were $10 million of share repurchases reflected in Accounts Payable on the May 1, 2021 Consolidated Balance Sheet.
Subsequent to May 1, 2021, the Company repurchased an additional 1.6 million shares of its common stock for $106 million under the March 2021 Plan.
Dividends
Under the authority and declaration of the Board of Directors, the Company paid the following dividends during the first quarter of 2021 and 2020:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2021
First Quarter	$—	$—
2020
First Quarter	$0.30	$83
The Board of Directors suspended the quarterly cash dividend beginning in the second quarter of 2020 as a proactive measure to strengthen the Company's financial flexibility and manage through the COVID-19 pandemic. In March 2021, the Company's Board of Directors reinstated the annual dividend at $0.60 per share, beginning with the quarterly dividend to be paid in June 2021. In May 2021, the Company's Board of Directors declared the second quarter of 2021 ordinary dividend of $0.15 per share.

5. Inventories
The following table provides details of inventories as of May 1, 2021, January 30, 2021 and May 2, 2020:

	May 1, 2021	January 30, 2021	May 2, 2020
	(in millions)
Finished Goods Merchandise	$1,224	$1,073	$1,347
Raw Materials and Merchandise Components	173	200	144
Total Inventories	$1,397	$1,273	$1,491
Inventories are principally valued at the lower of cost or net realizable value, on an average cost basis.
6. Long-Lived Assets
The following table provides details of property and equipment, net as of May 1, 2021, January 30, 2021 and May 2, 2020:

	May 1, 2021	January 30, 2021	May 2, 2020
	(in millions)
Property and Equipment, at Cost	$6,189	$6,204	$6,177
Accumulated Depreciation and Amortization	(4,159)	(4,109)	(3,878)
Property and Equipment, Net	$2,030	$2,095	$2,299

Depreciation expense was $129 million and $139 million for the first quarter of 2021 and 2020, respectively.
During the first quarter of 2020, the Company recorded pre-tax store asset impairment charges of $97 million as a result of the Victoria's Secret fleet rationalization executed during 2020 and the negative operating results of certain Victoria's Secret stores. These impairment charges are included in the Victoria's Secret segment and in Costs of Goods Sold, Buying and Occupancy in the 2020 Consolidated Statement of Loss.
7. Equity Investments
Easton
The Company has land and other investments in Easton, a planned community in Columbus, Ohio, that integrates office, hotel, retail, residential and recreational space. These investments, totaling $120 million as of May 1, 2021, $119 million as of January 30, 2021 and $120 million as of May 2, 2020, are recorded in Other Assets on the Consolidated Balance Sheets.
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
Victoria's Secret U.K.
As of May 1, 2021, the Company accounts for its investment in Victoria's Secret U.K. under the equity method of accounting. For additional information, see Note 3, "Restructuring Activities."
8. Income Taxes
For the first quarter of 2021, the Company calculated the provision for income taxes on the current estimate of the annual effective tax rate and adjusted as necessary for quarterly events. Due to the impacts of the COVID-19 pandemic, the income tax expense for the first quarter of 2020 was computed on a year-to-date effective tax rate.
For the first quarter of 2021, the Company’s effective tax rate was 21.6% compared to 28.0% in the first quarter of 2020. The first quarter of 2021 rate was lower than the Company's combined estimated federal and state statutory rate primarily due to the recognition of excess tax benefits recorded through the Consolidated Statements of Income on share-based awards that vested in the quarter. In the first quarter of 2020, the Company recognized a benefit for income taxes of $115 million on a loss before income taxes of $412 million. The first quarter of 2020 rate was higher than the Company's combined federal and state statutory rate primarily due the resolution of certain tax matters, which resulted in a $50 million tax benefit, offset by losses related to certain foreign subsidiaries, which generated no tax benefit.
Income taxes paid were $10 million and $9 million for the first quarter of 2021 and 2020, respectively.

9. Long-term Debt and Borrowing Facilities
The following table provides the Company’s outstanding debt balance, net of unamortized debt issuance costs and discounts, as of May 1, 2021, January 30, 2021 and May 2, 2020:

	May 1, 2021	January 30, 2021	May 2, 2020
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$750 million, 6.875% Fixed Interest Rate Secured Notes due July 2025 ("2025 Secured Notes")	$—	$740	$—
Secured Foreign Facilities	—	—	107
Total Senior Secured Debt with Subsidiary Guarantee	$—	$740	$107
Senior Debt with Subsidiary Guarantee
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	$—	$—	$450
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	—	284	858
$320 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	319	319	498
$500 million, 9.375% Fixed Interest Rate Notes due July 2025 ("2025 Notes")	493	493	—
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	279	278	276
$500 million, 5.250% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	497	497	496
$500 million, 7.500% Fixed Interest Rate Notes due June 2029 ("2029 Notes")	488	488	487
$1 billion, 6.625% Fixed Interest Rate Notes due October 2030 ("2030 Notes")	989	988	—
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	991	991	991
$700 million, 6.750% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	694	694	693
Total Senior Debt with Subsidiary Guarantee	$4,750	$5,032	$4,749
Senior Debt
$350 million, 6.950% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$348	$348	$348
$247 million, 7.600% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	246	246	298
Total Senior Debt	$594	$594	$646
Total	$5,344	$6,366	$5,502
Current Debt	—	—	(468)
Total Long-term Debt, Net of Current Portion	$5,344	$6,366	$5,034
Repurchases of Notes
In April 2021, the Company completed a make whole call to repurchase the remaining $285 million of outstanding 2022 Notes and the $750 million of outstanding 2025 Secured Notes. The Company recognized a pre-tax loss related to this extinguishment of debt of $105 million (after-tax loss of $80 million), which includes the write-offs of unamortized issuance costs. This loss is included in Other Income (Loss) in the 2021 Consolidated Statement of Income.
Asset-Backed Revolving Credit Facility
The Company and certain of the Company's 100% owned subsidiaries guarantee and pledge collateral to secure a revolving credit facility ("Credit Agreement"). In April 2020, the Company entered into an amendment and restatement (the “Amendment”) of the Credit Agreement to convert the Company’s credit facility into an asset-backed revolving credit facility (“ABL Facility”). The ABL Facility, which allows borrowings and letters of credit in U.S. dollars or Canadian dollars, has aggregate commitments at $1 billion and an expiration date in August 2024.
Availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on the Company's eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time, the outstanding amount under the ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitment, the Company will be required to prepay the outstanding amounts under the ABL Facility to the extent of such excess. In addition, at any time that the Company's consolidated cash balance exceeds $350 million, it will be required to prepay outstanding amounts under the ABL Facility to the extent of such excess. As of May 1,

2021, the Company's borrowing base was $1.025 billion and it was unable to draw upon the ABL Facility as its consolidated cash balance exceeded $350 million.
The ABL Facility supports the Company’s letter of credit program. The Company had $63 million of outstanding letters of credit as of May 1, 2021 that reduced its availability under the ABL Facility.
As of May 1, 2021, the ABL Facility fees related to committed and unutilized amounts were 0.30% per annum, and the fees related to outstanding letters of credit were 1.75% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was the London Interbank Offered Rate plus 1.75% per annum. The interest rate on outstanding Canadian dollar-denominated borrowings was the Canadian Dollar Offered Rate plus 1.75% per annum.
The ABL Facility requires the Company to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (1) $100 million or (2) 15% of the maximum borrowing amount. As of May 1, 2021, the Company was not required to maintain this ratio.
As of May 1, 2021, there were no borrowings outstanding under the ABL Facility.
During the first quarter of 2020, in an abundance of caution and as a proactive measure in response to the COVID-19 pandemic, the Company elected to borrow $950 million from its revolving facility. This borrowing was repaid during the first quarter of 2020 upon the completion of the Amendment.
Foreign Facilities
Certain of the Company's China subsidiaries utilize revolving and term loan bank facilities to support their operations ("Foreign Facilities"). The Foreign Facilities allow borrowings in U.S. dollars and Chinese Yuan, and interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing. These facilities are guaranteed by the Company and certain of the Company's 100% owned subsidiaries. As of May 1, 2021, the Foreign Facilities allow for borrowings and letters of credit up to $30 million, and there were no borrowings outstanding.
The Company placed cash on deposit with certain financial institutions as collateral for their lending commitments under the Foreign Facilities. The amount of collateral required was dependent upon the aggregate lending commitments. These deposits, totaling $30 million, are recorded in Other Current Assets on the May 1, 2021 Consolidated Balance Sheet.
10. Fair Value Measurements
Cash and Cash Equivalents and restricted cash include cash on hand, deposits with financial institutions and highly liquid investments with original maturities of less than 90 days. The Company's Cash and Cash Equivalents and restricted cash are considered Level 1 fair value measurements as they are valued using unadjusted quoted prices in active markets for identical assets.
The following table provides a summary of the principal value and estimated fair value of outstanding publicly traded debt as of May 1, 2021, January 30, 2021 and May 2, 2020:

	May 1, 2021	January 30, 2021	May 2, 2020
	(in millions)
Principal Value	$5,414	$6,449	$5,458
Fair Value, Estimated (a)	6,389	7,243	4,151
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

11. Comprehensive Income
The following table provides the rollforward of accumulated other comprehensive income for the first quarter of 2021:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance as of January 30, 2021	$85	$(2)	$83
Other Comprehensive Income (Loss) Before Reclassifications	5	(4)	1
Amounts Reclassified from Accumulated Other Comprehensive Income	—	1	1
Tax Effect	—	1	1
Current-period Other Comprehensive Income (Loss)	5	(2)	3
Balance as of May 1, 2021	$90	$(4)	$86
The following table provides the rollforward of accumulated other comprehensive income for the first quarter of 2020:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance as of February 1, 2020	$52	$—	$52
Other Comprehensive Income (Loss) Before Reclassifications	(6)	6	—
Tax Effect	—	(1)	(1)
Current-period Other Comprehensive Income (Loss)	(6)	5	(1)
Balance as of May 2, 2020	$46	$5	$51

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
On May 19, 2020, a purported shareholder filed a derivative lawsuit on behalf of L Brands, Inc. in the Court of Common Pleas for Franklin County, Ohio. The complaint names as defendants certain current and former directors and officers of L Brands, Inc. and alleges, among other things, that these defendants breached their fiduciary duties by violating law and/or company policies relating to workplace conduct. The Company was named as nominal defendant only, and there are no claims asserted against it. On June 16, 2020, the lawsuit was removed to the United States District Court for the Southern District of Ohio. On July 6, 2020, the court so-ordered a stipulation staying the lawsuit until December 29, 2020. That stay has since been extended until June 29, 2021.
On January 12, 2021, another purported shareholder filed a derivative lawsuit on behalf of L Brands, Inc. in the Delaware Court of Chancery. The complaint names as defendants certain current and former directors and officers of L Brands, Inc. and alleges, among other things, breaches of fiduciary duty through asserted violations of law and failures to monitor workplace conduct. The Company was named as a nominal defendant, and there are no claims asserted against it. The parties have agreed to a response date of June 21, 2021.
La Senza
In connection with the sale of La Senza in the fourth quarter of 2018, certain of the Company's subsidiaries have remaining contingent obligations of $30 million related to lease payments under the current terms of noncancelable leases expiring at various dates through 2028. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the business. As of May 1, 2021, the Company was fully reserved for these lease-related obligations and for certain other obligations related to the La Senza business.

13. Retirement Benefits
The Company sponsors a tax-qualified defined contribution retirement plan for substantially all its associates within the U.S. Participation is available to associates who meet certain age and service requirements. The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $21 million for both the first quarter of 2021 and 2020.
The Company sponsors a non-qualified supplemental retirement plan. The non-qualified plan is an unfunded plan, which provides benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. On June 27, 2020 (the “Termination Date”), the Human Capital and Compensation Committee of the Board of Directors authorized the termination of the non-qualified plan. Subsequent to the Termination Date, no additional employee contributions may be made to the non-qualified plan. The remaining benefits and obligations are expected to be paid out in full approximately one year following the Termination Date. Accordingly, the liability of $146 million related to the non-qualified plan is included within Accrued Expenses and Other on the May 1, 2021 Consolidated Balance Sheet. Total expense recognized related to the non-qualified plan was not significant for the first quarter of 2021 or the first quarter of 2020.
14. Segment Information
In the third quarter of 2020, the Company changed its segment reporting as a result of leadership changes and restructuring actions taken to facilitate the ongoing efforts to separate Bath & Body Works and Victoria’s Secret into separate businesses. The Company has two reportable segments: Bath & Body Works and Victoria's Secret. While this reporting change did not impact the Company's consolidated results, historical segment data has been recast to be consistent for all periods presented.
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
Other includes corporate infrastructure and governance functions and other non-recurring items that are deemed to be corporate in nature.
The following table provides the Company’s segment information for the first quarter of 2021 and 2020:

	Bath & Body Works	Victoria’s Secret	Other	Total
	(in millions)
2021
First Quarter:
Net Sales	$1,470	$1,554	$—	$3,024
Operating Income (Loss)	380	245	(53)	572
2020
First Quarter:
Net Sales	$760	$894	$—	$1,654
Operating Income (Loss) (a)	76	(354)	(40)	(318)
 _______________
(a)Victoria's Secret includes store asset impairment charges of $97 million. For additional information, see Note 6, “Long-Lived Assets."
The Company’s international net sales include sales from company-operated stores, royalty revenue from franchise and license arrangements, wholesale revenues and direct sales shipped internationally. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s international net sales totaled $280 million and $179 million for the first quarter of 2021 and 2020, respectively.

15. Subsequent Events
Victoria's Secret
On May 11, 2021, the Company announced that its Board of Directors unanimously approved a plan to separate L Brands, Inc. into two independent, public companies: Bath & Body Works and Victoria’s Secret, including PINK. The Company expects to create these companies through a tax-free spin-off of Victoria’s Secret to L Brands’ shareholders. The spin-off is expected to be effected through a pro-rata distribution to L Brands, Inc. shareholders of common stock of a newly-formed entity holding certain assets and liabilities comprising the Victoria’s Secret business. The spin-off is expected to be completed in August 2021, subject to certain customary market, regulatory and other conditions.
Common Stock Share Repurchases
Subsequent to May 1, 2021, the Company initiated a second $250 million Rule 10b5-1 common stock purchase plan to effectuate the remaining share repurchases under the March 2021 repurchase plan. The Company repurchased an additional 1.6 million shares of its common stock for $106 million under the March 2021 Plan subsequent to May 1, 2021.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of L Brands, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheets of L Brands, Inc. (the Company) as of May 1, 2021 and May 2, 2020, and the related consolidated statements of income (loss), comprehensive income (loss), total equity (deficit) and cash flows for the thirteen week periods ended May 1, 2021 and May 2, 2020, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of January 30, 2021, and the related consolidated statements of income (loss), comprehensive income (loss), total equity (deficit), and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated March 19, 2021, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 30, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
June 3, 2021

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
•the spin-off may not be consummated within the anticipated time period or at all;
•disruption to our business in connection with the proposed spin-off and that we could lose revenue as a result of such disruption;
•    the spin-off may not be tax-free for U.S. federal income tax purposes;
•    a loss of synergies from separating the businesses that could negatively impact the balance sheet, profit margins or earnings of both businesses or that the companies resulting from the spin-off do not realize all of the expected benefits of the spin-off;
•    the combined value of the common stock of the two publicly-traded companies may not be equal to or greater than the value of our common stock had the spin-off not occurred;
•    general economic conditions, consumer confidence, consumer spending patterns and market disruptions including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises or other major events, or the prospect of these events;
•    the novel coronavirus (COVID-19) global pandemic has had and is expected to continue to have an adverse effect on our business and results of operations;
•    the seasonality of our business;
•    divestitures or other dispositions, including a spin-off of Victoria’s Secret and related operations and contingent liabilities from businesses that we have divested;
•    difficulties arising from turnover in company leadership or other key positions;
•    our ability to attract, develop and retain qualified associates and manage labor-related costs;
•    the dependence on mall traffic and the availability of suitable store locations on appropriate terms;
•    our ability to grow through new store openings and existing store remodels and expansions;
•    our ability to successfully operate and expand internationally and related risks;
•    our independent franchise, license and wholesale partners;
•    our direct channel businesses;
•    our ability to protect our reputation and our brand images;
•    our ability to attract customers with marketing, advertising and promotional programs;
•    our ability to maintain, enforce and protect our trade names, trademarks and patents;
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
•    fluctuations in energy costs;
•    increases in the costs of mailing, paper, printing or other order fulfillment logistics;
•    claims arising from our self-insurance;
•    our and our third-party service providers' ability to implement and maintain information technology systems and to protect associated data;
•    our ability to maintain the security of customer, associate, third-party and company information;
•    stock price volatility;
•    our ability to pay dividends and related effects;
•    shareholder activism matters;
•    our ability to maintain our credit rating;
•    our ability to service or refinance our debt and maintain compliance with our restrictive covenants;
•    our ability to comply with laws, regulations and technology platform rules or other obligations related to data privacy and security;
•    our ability to comply with regulatory requirements;
•    legal and compliance matters; and
•    tax, trade and other regulatory matters.
We are not under any obligation and do not intend to make publicly available any update or other revisions to any of the forward-looking statements contained in this report to reflect circumstances existing after the date of this report or to reflect the occurrence of future events even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Additional information regarding these and other factors can be found in “Item 1A. Risk Factors” in this Form 10-Q and in our 2020 Annual Report on Form 10-K.
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
In the third quarter of 2020, we changed our segment reporting as a result of leadership changes and restructuring actions taken to facilitate the ongoing efforts to separate Bath & Body Works and Victoria’s Secret into separate businesses. We now have two reportable segments: Bath & Body Works and Victoria’s Secret. Accordingly, we no longer report a Victoria’s Secret and Bath & Body Works International segment as these businesses are now included with their respective brand. Additionally, the Bath & Body Works and Victoria’s Secret segments now include sourcing and production functions (formerly known as Mast) and certain other corporate functions that directly support each brand. These functions were previously included within Other. While this reporting change did not impact our consolidated results, historical segment data has been recast to be consistent for all periods presented.

Executive Overview
In the first quarter of 2021, our operating income increased to $572 million as compared to a loss of $318 million in 2020, and our operating income (loss) rate increased to 18.9% from (19.2%). These results were driven by increases in sales and margin rates at both Bath & Body Works and Victoria’s Secret. Net sales increased $1.370 billion, or 83%, to $3.024 billion. Sales were strong throughout the first quarter of 2021, which benefited from government stimulus payments and the relaxation of pandemic-related restrictions. First quarter 2020 sales and operating results were negatively impacted by the COVID-19-related store closures for roughly half the quarter.
At Bath & Body Works, net sales increased $710 million, or 93%, to $1.470 billion and operating income increased $304 million, or 402%, to $380 million. We are optimistic about our Spring product assortment and our continued ability to execute against our plans in stores and online. We will continue to focus on maximizing our performance, leveraging the strength of our brand, our close connection to our customers and the speed we have in our supply chain.
At Victoria's Secret, net sales increased $660 million, or 74%, to $1.554 billion and operating income increased to $245 million as compared to a loss of $354 million in the first quarter of 2020. We believe we have the momentum in the business, and we are excited about the work that we are doing to continue to reposition the Victoria's Secret brand. We believe we have opportunities for continued improved performance, driven by the brand repositioning work, improved assortments, more disciplined inventory management and our profit improvement plan.
For additional information related to our first quarter 2021 financial performance, see “Results of Operations.”
Victoria's Secret Spin-Off
On May 11, 2021, we announced that our Board of Directors unanimously approved a plan to separate L Brands, Inc. into two independent, public companies: Bath & Body Works and Victoria’s Secret, including PINK. We expect to create these companies through a tax-free spin-off of Victoria’s Secret to L Brands’ shareholders. The spin-off is expected to be effected through a pro-rata distribution to L Brands, Inc. shareholders of common stock of a newly-formed entity holding certain assets and liabilities comprising the Victoria’s Secret business. The spin-off is expected to be completed in August 2021, subject to certain customary market, regulatory and other conditions.
In connection with the spin-off of Victoria's Secret, we expect to incur certain one-time costs related to professional and deal-related fees totaling approximately $70 million. We expect to recognize the majority of these costs upon completion of the spin-off. Additionally, we expect future capital and expense related to the implementation of new information technology platforms. We expect that these costs will be incurred by both Bath & Body Works and Victoria’s Secret over a period of time following the spin-off. Although our work is in the early stages and our estimates are preliminary, we expect that expenditures could be in the range of $200 million to $300 million. Such estimates are subject to change as our work continues and such changes could be material. After the spin-off, Victoria’s Secret will provide technology services to Bath & Body Works under a Transition Services Agreement until we can create independent systems environments, which we believe will help to minimize dis-synergies.
We expect that on a consolidated L Brands basis, we will incur approximately $80 million of incremental overhead costs annually related to technology expenses and other additional headcount to support two separate public companies. The combination of these costs, plus the allocation of corporate overhead which is currently reported in Other, we expect will result in approximately $100 million of additional post-separation annual cost for each Bath & Body Works and Victoria’s Secret, compared to what is currently reported in their segment results. The above estimates are preliminary in nature, are based solely on information available to us as of the date of this quarterly report and are inherently uncertain and subject to change.
Impacts of COVID-19
The coronavirus pandemic has created significant public health concerns as well as economic disruption, uncertainty and volatility. Our operations and financial performance have been materially impacted by the COVID-19 pandemic. In the first quarter of 2020, all of our stores in North America were closed on March 17, 2020 and nearly all stores remained closed throughout the remainder of the first quarter of 2020. Additionally, operations for Victoria’s Secret Direct were temporarily suspended for approximately one week in late March 2020, while Bath & Body Works Direct remained open for the duration of the first quarter of 2020.
During the first quarter of 2020, we took prudent actions to manage expenses and to maintain our cash position and financial flexibility. We also have adopted new operating models focused on providing a safe environment for our customers and associates, while also delivering an engaging shopping experience. We remain focused on the safe operations of our distribution, fulfillment and call centers while maximizing our direct businesses. Government stimulus payments and the relaxation of pandemic-related restrictions have positively impacted demand for our products during the first quarter of 2021. There remains the potential for COVID-related risks of closure or operating restrictions, which could materially impact our operations and financial performance in future periods.

Adjusted Financial Information
In addition to our results provided in accordance with GAAP above and throughout this Form 10-Q, provided below are non-GAAP measurements which present net income (loss) and earnings (loss) per share in 2021 and 2020 on an adjusted basis, which remove certain special items. We believe that these special items are not indicative of our ongoing operations due to their size and nature. We use adjusted financial information as key performance measures of results of operations for the purpose of evaluating performance internally. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Instead, we believe that the presentation of adjusted financial information provides additional information to investors to facilitate the comparison of past and present operations. Further, our definition of adjusted financial information may differ from similarly titled measures used by other companies. The table below reconciles the GAAP financial measures to the non-GAAP financial measures.

	First Quarter
(in millions, except per share amounts)	2021	2020
Detail of Special Items - Income (Expense)
Victoria's Secret Asset Impairment (a)	$—	$(97)
Special Items included in Operating Income (Loss)	—	(97)
Loss on Extinguishment of Debt (b)	(105)	—
Special Items included in Other Income (Loss)	(105)	—
Tax Benefit from the Resolution of Certain Tax Matters (c)	—	50
Tax Effect of Special Items included in Operating Income (Loss) and Other Income (Loss)	25	25
Special Items included in Net Income (Loss)	$(80)	$(22)

Reconciliation of Reported Operating Income (Loss) to Adjusted Operating Income (Loss)
Reported Operating Income (Loss)	$572	$(318)
Special Items included in Operating Income (Loss)	—	97
Adjusted Operating Income (Loss)	$572	$(221)

Reconciliation of Reported Net Income (Loss) to Adjusted Net Income (Loss)
Reported Net Income (Loss)	$277	$(297)
Special Items included in Net Income (Loss)	80	22
Adjusted Net Income (Loss)	$357	$(275)

Reconciliation of Reported Earnings (Loss) Per Diluted Share to Adjusted Earnings (Loss) Per Diluted Share
Reported Earnings (Loss) Per Diluted Share	$0.97	$(1.07)
Special Items included in Earnings (Loss) Per Diluted Share	0.28	0.08
Adjusted Earnings (Loss) Per Diluted Share	$1.25	$(0.99)
 ________________
(a)In the first quarter of 2020, we recognized pre-tax impairment charges of $97 million ($72 million after tax) related to certain Victoria's Secret store assets. For additional information see Note 6, "Long-Lived Assets" included in Item 1. Financial Statements.
(b)In the first quarter of 2021, we recognized a pre-tax loss of $105 million (after-tax loss of $80 million) due to the early extinguishment of outstanding notes. For additional information see Note 9, "Long-term Debt and Borrowing Facilities" included in Item 1. Financial Statements.
(c)In the first quarter of 2020, we recognized a $50 million tax benefit related to the resolution of certain tax matters. For additional information see Note 8, "Income Taxes" included in Item 1. Financial Statements.

Company-Operated Store Data
The following table compares the first quarter of 2021 company-operated store data to the first quarter of 2020:

	First Quarter
	2021	2020	% Change
Sales per Average Selling Square Foot (a)
Bath & Body Works U.S.	$229	$93	146%
Victoria’s Secret U.S.	154	71	117%
Sales per Average Store (in thousands) (a)
Bath & Body Works U.S.	$610	$245	149%
Victoria’s Secret U.S.	1,064	464	129%
Average Store Size (selling square feet)
Bath & Body Works U.S.	2,672	2,633	1%
Victoria’s Secret U.S.	6,885	6,587	5%
Total Selling Square Feet (in thousands)
Bath & Body Works U.S.	4,406	4,305	2%
Victoria’s Secret U.S.	5,790	6,804	(15%)
 ________________
(a)Sales per average selling square foot and sales per average store, which are indicators of store productivity, are calculated based on store sales for the period divided by the average, including the beginning and end of period, of total square footage and store count, respectively. As a result of the COVID-19 pandemic, all our stores in the U.S. were closed on March 17, 2020 and nearly all stores remained closed throughout the remainder of the first quarter of 2020. As a result, comparisons of year-over-year trends are not a meaningful way to discuss our operating results this quarter.

The following table represents company-operated store data for the first quarter of 2021:

	Stores at			Stores at
	January 30, 2021	Opened	Closed	May 1, 2021
Bath & Body Works U.S.	1,633	21	(5)	1,649
Bath & Body Works Canada	103	—	—	103
Total Bath & Body Works	1,736	21	(5)	1,752
Victoria’s Secret U.S.	846	—	(5)	841
Victoria’s Secret Canada	25	1	—	26
Victoria's Secret Beauty and Accessories Greater China	36	1	(1)	36
Victoria's Secret Greater China	26	—	—	26
Total Victoria's Secret	933	2	(6)	929
Total L Brands Stores	2,669	23	(11)	2,681

The following table represents company-operated store data for the first quarter 2020:

	Stores at			Stores at
	February 1, 2020	Opened	Closed	May 2, 2020
Bath & Body Works U.S.	1,637	3	(5)	1,635
Bath & Body Works Canada	102	—	—	102
Total Bath & Body Works	1,739	3	(5)	1,737
Victoria’s Secret U.S.	1,053	1	(21)	1,033
Victoria’s Secret Canada	38	—	(1)	37
Victoria's Secret U.K. / Ireland	26	—	—	26
Victoria's Secret Beauty and Accessories Greater China	41	—	(1)	40
Victoria's Secret Greater China	23	1	—	24
Total Victoria's Secret	1,181	2	(23)	1,160
Total L Brands Stores	2,920	5	(28)	2,897

Partner-Operated Store Data
The following table represents partner-operated store data for the first quarter of 2021:

	Stores at			Stores at
	January 30, 2021	Opened	Closed	May 1, 2021
Bath & Body Works	288	14	(3)	299
Victoria’s Secret Beauty & Accessories	338	2	(3)	337
Victoria's Secret	120	1	—	121
Total	746	17	(6)	757
The following table represents partner-operated store data for the first quarter of 2020:

	Stores at			Stores at
	February 1, 2020	Opened	Closed	May 2, 2020
Bath & Body Works	278	6	(1)	283
Victoria’s Secret Beauty & Accessories	360	—	(7)	353
Victoria's Secret	84	2	—	86
Total	722	8	(8)	722

Results of Operations
First Quarter of 2021 Compared to First Quarter of 2020
Operating Income (Loss)
The following table provides our segment operating income (loss) and operating income (loss) rates (expressed as a percentage of net sales) for the first quarter of 2021 in comparison to the first quarter of 2020:

			Operating Income (Loss) Rate
	2021	2020	2021	2020
First Quarter	(in millions)
Bath & Body Works	$380	$76	25.9%	10.0%
Victoria’s Secret	245	(354)	15.7%	(39.6%)
Other (a)	(53)	(40)	—%	—%
Total Operating Income (Loss)	$572	$(318)	18.9%	(19.2%)
  _______________
(a)Includes corporate infrastructure and governance functions, and other non-recurring items that are deemed to be corporate in nature.
For the first quarter of 2021, operating income increased $890 million, to $572 million, from a loss of $318 million in the first quarter of 2020, and the operating income (loss) rate increased to 18.9% from (19.2%). The drivers of the operating income results are discussed in the following sections.

Net Sales
The following table provides net sales for the first quarter of 2021 in comparison to the first quarter of 2020:

	2021	2020	% Change
First Quarter	(in millions)
Bath & Body Works Stores - U.S. and Canada	$1,051	$424	148%
Bath & Body Works Direct	349	289	21%
Bath & Body Works International (a)	70	47	46%
Total Bath & Body Works	1,470	760	93%
Victoria’s Secret Stores - U.S. and Canada	933	514	82%
Victoria’s Secret Direct	521	308	69%
Victoria’s Secret International (b)	100	72	39%
Total Victoria’s Secret	1,554	894	74%
Total Net Sales	$3,024	$1,654	83%
 _______________
(a)Results include royalties associated with franchised store and wholesale sales.
(b)Results include company-operated stores in the U.K. (pre-joint venture) and Greater China, and royalties associated with franchised stores and wholesale sales.

The following table provides a reconciliation of net sales for the first quarter of 2021 to the first quarter of 2020:

	Bath & Body Works	Victoria’s Secret	Total
	(in millions)
2020 Net Sales	$760	$894	$1,654
Comparable Store Sales	49	12	61
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net (a)	577	401	978
Direct Channels	60	212	272
Private Label Credit Card	—	3	3
International Wholesale, Royalty and Other	22	29	51
Foreign Currency Translation	2	3	5
2021 Net Sales	$1,470	$1,554	$3,024
 _______________
(a)Includes the increased sales from period over period due to the 2020 COVID-19-related stores closures.

The following table compares the first quarter of 2021 comparable sales to the first quarter of 2020:

	2021	2020
Comparable Sales (Stores and Direct) (a)
Bath & Body Works (b)	16%	41%
Victoria's Secret (c)	25%	(15%)
Total Comparable Sales	21%	4%

Comparable Store Sales (a)
Bath & Body Works (b)	12%	20%
Victoria's Secret (c)	3%	(18%)
Total Comparable Store Sales	7%	(5%)
________
(a)The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. The change in comparable sales provides an indication of period over period growth (decline). A store is typically included in the calculation of comparable sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Closed stores are excluded from the comparable sales calculation if they have been closed for four consecutive days or more. Upon re-opening, the stores are included in the calculation. Therefore, comparable sales results for the first quarter of 2021 and 2020 exclude the closure period of stores that were closed for four consecutive days or more as a result of the COVID-19 pandemic. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable sales is calculated on a comparable calendar period as opposed to a fiscal basis. Comparable sales attributable to our international stores are calculated on a constant currency basis.
(b)Includes company-operated stores in the U.S. and Canada.
(c)Includes company-operated stores in the U.S., Canada, the U.K. (pre-joint venture) and Greater China.
The results by segment are as follows:
Bath & Body Works
For the first quarter of 2021, net sales increased $710 million to $1.470 billion, comparable sales increased 16% and comparable store sales increased 12%. Net sales increased in the stores channel by $627 million, or 148%, primarily due to comparisons to the COVID-19-related store closures in the first quarter of 2020. Direct net sales increased $60 million, or 21%, due to continued strength in the channel and as a result of experiencing longer delivery times in the prior year due to the unexpected high demand in the first quarter of 2020.
We achieved balanced growth in all merchandise categories. Fragrant body care, home fragrance and soaps and sanitizers experienced growth versus last year. Performance was strong across all months as we saw good customer response to our Spring merchandise.
The increase in comparable sales was driven by increases in average dollar sales for both the stores and direct channels and store conversion, partially offset by declines in traffic in our stores due to capacity restrictions in 2021, and a decline in direct traffic driven by the unexpected high demand in 2020.
Victoria's Secret
For the first quarter of 2021, net sales increased $660 million to $1.554 billion, comparable sales increased 25% and comparable store sales increased 3%. Net sales increased in U.S. and Canada stores by $419 million, or 82%, primarily due to comparisons to the COVID-19-related store closures in the first quarter of 2020, partially offset by the impact of the permanent closure of 241 stores in North America in 2020. Direct net sales increased $213 million, or 69%, due to improved customer response to our merchandise assortment as well as the temporary suspension of operations for approximately one week in March 2020. Sales increased in all major categories within Lingerie, PINK and Beauty as customers responded positively to our improved merchandise assortment and brand repositioning.
The increase in comparable sales was driven by increases in direct traffic and average dollar sales, and increased conversion and average dollar sales in our stores, partially offset by a decline in stores traffic due to capacity restrictions in 2021.
Gross Profit
For the first quarter of 2021, our gross profit increased $1.126 billion to $1.414 billion, and our gross profit rate (expressed as a percentage of net sales) increased to 46.8% from 17.4%, primarily driven by the following:

Bath & Body Works
For the first quarter of 2021, the gross profit increase was due to the increase in merchandise margin dollars related to the increase in net sales and an increase in the merchandise margin rate driven by strong customer response to our merchandise assortment which allowed us to reduce our promotional activity. This was partially offset by higher occupancy expenses due to the increase in net sales.
The gross profit rate increase was driven by buying and occupancy leverage on higher net sales and an increase in the merchandise margin rate, reflecting a meaningful pullback in promotional activity.
Victoria's Secret
For the first quarter of 2021, the gross profit increase was due to the increase in merchandise margin dollars related to the increase in net sales and an increase in the merchandise margin rate driven by improved response to our merchandise assortments, the disciplined management of inventory, as well as strong selling execution in stores and online, all of which enabled us to reduce promotional activity during the quarter. Occupancy expenses were lower, driven by store asset impairment charges of $97 million in the prior year and permanent store closures.
The gross profit rate increase was driven by buying and occupancy leverage on higher net sales, an increase in the merchandise margin rate reflecting a meaningful pullback in promotional activity and the store asset impairment charges in the prior year.
General, Administrative and Store Operating Expenses
For the first quarter of 2021, our general, administrative and store operating expenses increased $236 million to $842 million due to an increase in Bath & Body Works store selling expenses as a result of the increase in net sales and to support COVID-19 guidelines, an increase in marketing investments primarily due to the store closures in the prior year, a $35 million charitable contribution to support philanthropic funds and an increase in incentive compensation given company performance. These increases were partially offset by savings realized at Victoria's Secret as a result of cost reductions and the impact of the permanent store closures.
The general, administrative and store operating expense rate decreased to 27.8% from 36.7% due to leverage on the increase in net sales.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the first quarter of 2021 and 2020:

First Quarter	2021	2020
Average daily borrowings (in millions)	$6,191	$6,077
Average borrowing rate (in percentages)	7.2%	6.3%
For the first quarter of 2021, our interest expense increased $17 million to $114 million due to both a higher average borrowing rate and higher average daily borrowings.
Other Income (Loss)
For the first quarter of 2021, our other loss of $105 million was primarily related to a $105 million pre-tax loss associated with the early extinguishment of outstanding notes.
Provision (Benefit) for Income Taxes
For the first quarter of 2021, our effective tax rate was 21.6% compared to 28.0% in the first quarter of 2020. The first quarter of 2021 rate was lower than our combined estimated federal and state statutory rate primarily due to the recognition of excess tax benefits recorded through the Consolidated Statement of Income on share-based awards that vested in the quarter. In the first quarter of 2020, we recognized a benefit for income taxes of $115 million on a loss before income taxes of $412 million. The first quarter of 2020 rate was higher than our combined estimated federal and state statutory rate primarily due to the resolution of certain tax matters, which resulted in a $50 million tax benefit, offset by losses related to certain foreign subsidiaries, which generated no tax benefit.

FINANCIAL CONDITION

Liquidity and Capital Resources
Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements and capital expenditures. Our cash provided from operations is impacted by our net income (loss) and working capital changes. Our net income (loss) is impacted by, among other things, sales volume, seasonal sales patterns, success of new product introductions, profit margins and income taxes. Historically, sales are higher during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the summer and fall months as inventory builds in anticipation of the holiday period. Our cash and cash equivalents held by foreign subsidiaries were $317 million as of May 1, 2021.
We believe that our available short-term and long-term capital resources are sufficient to fund foreseeable requirements.
Working Capital and Capitalization
The following table provides a summary of our working capital position and capitalization as of May 1, 2021, January 30, 2021 and May 2, 2020:

	May 1, 2021	January 30, 2021	May 2, 2020
	(in millions)
Net Cash Provided by (Used for) Operating Activities (a)	$249	$2,039	$(342)
Capital Expenditures (a)	65	228	55
Working Capital	1,932	2,753	166
Capitalization:
Long-term Debt	5,344	6,366	5,034
Shareholders’ Equity (Deficit)	(534)	(662)	(1,861)
Total Capitalization	$4,810	$5,704	$3,173
Amounts Available Under the ABL Facility (b)	$—	$—	$—
 _______________
(a)The January 30, 2021 amounts represent a fifty-two-week period, and the May 1, 2021 and May 2, 2020 amounts represent thirteen-week periods.
(b)As of May 1, 2021, our borrowing base was $1.025 billion and we were unable to draw upon the ABL Facility as our consolidated cash balance exceeded $350 million. We had outstanding letters of credit, which reduce our availability under the ABL Facility, of $63 million as of May 1, 2021 and January 30, 2021, and $28 million as of May 2, 2020.

Cash Flow
The following table provides a summary of our cash flow activity for the first quarter of 2021 and 2020:

	Year-to-Date
	2021	2020
	(in millions)
Cash and Cash Equivalents and Restricted Cash, Beginning of Period	$3,933	$1,499
Net Cash Flows Provided by (Used for) Operating Activities	249	(342)
Net Cash Flows Used for Investing Activities	(56)	(60)
Net Cash Flows Used For Financing Activities	(1,291)	(138)
Effects of Exchange Rate Changes on Cash and Cash Equivalents and Restricted Cash	2	(2)
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(1,096)	(542)
Cash and Cash Equivalents and Restricted Cash, End of Period	$2,837	$957
Operating Activities
Net cash provided by operating activities in 2021 was $249 million, including a net income of $277 million. Net income included depreciation of $129 million, loss on extinguishment of debt of $105 million, share-based compensation expense of $15 million and deferred tax expense of $10 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal changes in Accounts Payable, Accrued Expenses and Other, Inventories and Accounts Receivable, and the change in Other Assets and Liabilities.

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
Investing Activities
Net cash used for investing activities in 2021 was $56 million consisting primarily of capital expenditures of $65 million, partially offset by proceeds from other investing activities of $9 million. The capital expenditures included $43 million related to the completion of 31 North American Bath & Body Works real estate projects including 21 new non-mall stores and 10 remodels. Remaining capital expenditures were primarily related to technology and logistics to support our digital businesses and other retail capabilities.
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
We are estimating 2021 capital expenditures to be between $400 million and $450 million, $50 million higher than our previous forecast, driven principally by a new Bath & Body Works direct channel fulfillment center. Roughly 60% of the forecasted capital expenditures relates to Bath & Body Works, with the remaining 40% related to Victoria’s Secret. Bath & Body Works, while not fully returning to its pre-pandemic levels, is resuming its investment in the remodeling and opening of new stores, and Victoria's Secret is also investing in a store refresh program. Additionally, both businesses plan to invest in technology, distribution and logistics capabilities in 2021.
Financing Activities
Net cash used for financing activities in 2021 was $1.291 billion consisting primarily of $1.130 billion in payments for the early extinguishment of outstanding notes maturing in 2022 and 2025, payments of $155 million for share repurchases and $33 million of tax payments related to share-based awards, partially offset by proceeds from the exercises of stock options of $30 million.
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
In March 2021, our Board of Directors authorized a new $500 million share repurchase plan, which replaced the $79 million remaining under the March 2018 repurchase program.
Under the authority of our Board of Directors, we repurchased the following shares of our common stock during the first quarter of 2021:

Repurchase Program	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in millions)	(in thousands)	(in millions)
March 2021	$500	2,608	$165	$63.31
The March 2021 Plan had $335 million remaining as of May 1, 2021. There were $10 million of share repurchases reflected in Accounts Payable on the May 1, 2021 Consolidated Balance Sheet.
Subsequent to May 1, 2021, we repurchased an additional 1.6 million shares of our common stock for $106 million under the March 2021 Plan.
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
Our Board of Directors suspended our quarterly cash dividend beginning in the second quarter of 2020 as a proactive measure to strengthen our financial flexibility and manage through the COVID-19 pandemic. In March 2021, our Board of Directors reinstated our annual dividend at $0.60 per share, beginning with the quarterly dividend to be paid in June 2021. In May 2021, our Board of Directors declared the second quarter of 2021 ordinary dividend of $0.15 per share.
Under the authority and declaration of our Board of Directors, we paid the following dividends during the first quarter of 2021 and 2020:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2021
First Quarter	$—	$—
2020
First Quarter	$0.30	$83

Long-term Debt and Borrowing Facilities
The following table provides our outstanding debt balance, net of unamortized debt issuance costs and discounts, as of May 1, 2021, January 30, 2021 and May 2, 2020:

	May 1, 2021	January 30, 2021	May 2, 2020
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$750 million, 6.875% Fixed Interest Rate Secured Notes due July 2025 ("2025 Secured Notes")	$—	$740	$—
Secured Foreign Facilities	—	—	107
Total Senior Secured Debt with Subsidiary Guarantee	$—	$740	$107
Senior Debt with Subsidiary Guarantee
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	$—	$—	$450
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	—	284	858
$320 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	319	319	498
$500 million, 9.375% Fixed Interest Rate Notes due July 2025 ("2025 Notes")	493	493	—
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	279	278	276
$500 million, 5.250% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	497	497	496
$500 million, 7.500% Fixed Interest Rate Notes due June 2029 ("2029 Notes")	488	488	487
$1 billion, 6.625% Fixed Interest Rate Notes due October 2030 ("2030 Notes")	989	988	—
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	991	991	991
$700 million, 6.750% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	694	694	693
Total Senior Debt with Subsidiary Guarantee	$4,750	$5,032	$4,749
Senior Debt
$350 million, 6.950% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$348	$348	$348
$247 million, 7.600% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	246	246	298
Total Senior Debt	$594	$594	$646
Total	$5,344	$6,366	$5,502
Current Debt	—	—	(468)
Total Long-term Debt, Net of Current Portion	$5,344	$6,366	$5,034
Repurchases of Notes
In April 2021, we completed a make whole call to repurchase the remaining $285 million of outstanding 2022 Notes and the $750 million of outstanding 2025 Secured Notes. We recognized a pre-tax loss related to this extinguishment of debt of $105 million (after-tax loss of $80 million), which includes the write-offs of unamortized issuance costs. This loss is included in Other Income (Loss) in the 2021 Consolidated Statement of Income.
Asset-Backed Revolving Credit Facility
We and certain of our 100% owned subsidiaries guarantee and pledge collateral to secure a revolving credit facility. In April 2020, we entered into an amendment and restatement of the Credit Agreement to convert our credit facility into an asset-backed revolving credit facility. The ABL Facility, which allows borrowings and letters of credit in U.S. dollars or Canadian dollars, has aggregate commitments at $1 billion and an expiration date in August 2024.
Availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on our eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time, the outstanding amount under the ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitment, we will be required to prepay the outstanding amounts under the ABL Facility to the extent of such excess. In addition, at any time that our consolidated cash balance exceeds $350 million, we will be required to prepay outstanding amounts under the ABL Facility to the extent of such excess. As of May 1, 2021, our borrowing base was $1.025 billion and we were unable to draw upon the ABL Facility as our consolidated cash balance exceeded $350 million.

The ABL Facility supports our letter of credit program. We had $63 million of outstanding letters of credit as of May 1, 2021 that reduced our availability under the ABL Facility.
As of May 1, 2021, the ABL Facility fees related to committed and unutilized amounts were 0.30% per annum, and the fees related to outstanding letters of credit were 1.75% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was the London Interbank Offered Rate plus 1.75% per annum. The interest rate on outstanding Canadian dollar-denominated borrowings was the Canadian Dollar Offered Rate plus 1.75% per annum.
The ABL Facility requires us to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (1) $100 million or (2) 15% of the maximum borrowing amount. As of May 1, 2021, we were not required to maintain this ratio.
As of May 1, 2021, there were no borrowings outstanding under the ABL Facility.
During the first quarter of 2020, in an abundance of caution and as a proactive measure in response to the COVID-19 pandemic, we elected to borrow $950 million from our revolving facility. This borrowing was repaid during the first quarter of 2020 upon the completion of the Amendment.
Foreign Facilities
Certain of our China subsidiaries utilize revolving and term loan bank facilities to support their operations. The Foreign Facilities allow borrowings in U.S. dollars and Chinese Yuan, and interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing. These facilities are guaranteed by us and certain of our 100% owned subsidiaries. As of May 1, 2021, the Foreign Facilities allow for borrowings and letters of credit up to $30 million, and there were no borrowings outstanding.
We placed cash on deposit with certain financial institutions as collateral for their lending commitments under the Foreign Facilities. The amount of collateral required was dependent upon the aggregate lending commitments. These deposits, totaling $30 million, are recorded in Other Current Assets on the May 1, 2021 Consolidated Balance Sheet.
Credit Ratings
The following table provides our credit ratings as of May 1, 2021:

	Moody’s	S&P
Corporate	Ba3	BB-
Senior Unsecured Debt with Subsidiary Guarantee	Ba3	BB-
Senior Unsecured Debt	B2	B
Outlook	Stable	Stable
Guarantor Summarized Financial Information
Certain of our subsidiaries, which are listed on Exhibit 22 to this Quarterly Report on Form 10-Q, have guaranteed our obligations under the 2023 Notes, 2025 Notes, 2027 Notes, 2028 Notes, 2029 Notes, 2030 Notes, 2035 Notes and the 2036 Notes (collectively, the " Notes").
The Notes have been issued by L Brands, Inc. (the “Parent Company”). The Notes are its senior unsecured obligations and rank equally in right of payment with all of our existing and future senior unsecured obligations, senior to any of our future subordinated indebtedness, are effectively subordinated to all of our existing and future indebtedness that is secured by a lien and are structurally subordinated to all existing and future obligations of each of our subsidiaries that do not guarantee the Notes.
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
The following tables set forth summarized financial information for the Parent Company and the Subsidiary Guarantors on a combined basis after elimination of (i) intercompany transactions and balances among the Parent Company and the Subsidiary Guarantors and (ii) investments in and equity in the earnings of non-Guarantor subsidiaries:

SUMMARIZED BALANCE SHEETS	May 1, 2021	January 30, 2021
	(in millions)
ASSETS
Current Assets (a)	$6,055	$6,813
Noncurrent Assets (b)	4,654	4,795

LIABILITIES
Current Liabilities (c)	$5,011	$5,038
Noncurrent Liabilities (d)	8,377	9,433
 _______________
(a)Includes amounts due from non-Guarantor subsidiaries of $2.112 billion and $1.933 billion as of May 1, 2021 and January 30, 2021, respectively.
(b)Includes amounts due from non-Guarantor subsidiaries of $137 million and $141 million as of May 1, 2021 and January 30, 2021, respectively.
(c)Includes amounts due to non-Guarantor subsidiaries of $3.097 billion and $3.096 billion as of May 1, 2021 and January 30, 2021, respectively.
(d)Includes amounts due to non-Guarantor subsidiaries of $476 million as of both May 1, 2021 and January 30, 2021.

SUMMARIZED STATEMENT OF INCOME	First Quarter
2021
(in millions)
Net Sales (a)	$2,912
Gross Profit	1,345
Operating Income	605
Income Before Income Taxes	451
Net Income (b)	377
 _______________
(a)Includes net sales of $63 million to non-Guarantor subsidiaries.
(b)Includes net loss of $5 million related to transactions with non-Guarantor subsidiaries.
In addition to the Subsidiary Guarantors, a certain subsidiary, which is listed on Exhibit 22 to this Quarterly Report on Form 10-Q, has only guaranteed our obligations under the 2025 Notes and 2030 Notes. This subsidiary had current assets of $76 million and noncurrent assets of $161 million, which included $71 million due from the Subsidiary Guarantors and $7 million due from non-Guarantor subsidiaries, as of May 1, 2021. Additionally, this subsidiary had assets, all of which were noncurrent, of $235 million as of January 30, 2021. Liabilities for this subsidiary were not material for either May 1, 2021 or January 30, 2021. Further, first quarter 2021 Statement of Income activity for this subsidiary was not material.
Contingent Liabilities and Contractual Obligations
La Senza
In connection with the sale of La Senza in the fourth quarter of 2018, certain of our subsidiaries have remaining contingent obligations of $30 million related to lease payments under the current terms of noncancelable leases expiring at various dates through 2028. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the business. As of May 1, 2021, we were fully reserved for these lease-related obligations and for certain other obligations related to the La Senza business.
Contractual Obligations
Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other long-term obligations. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. There have been no material changes in our contractual obligations since January 30, 2021, as discussed in “Contingent Liabilities and Contractual Obligations” in our 2020 Annual Report on Form 10-K, other than the repurchase of the 2022 Notes and 2025 Secured Notes. Certain of our contractual obligations may fluctuate during the normal course of business (primarily changes in our merchandise inventory-related purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
We did not adopt any new accounting standards during the first quarter of 2021 that had a material impact on our consolidated results of operations, financial position or cash flows. In addition, there are no new accounting standards not yet adopted that are expected to have a material impact on our consolidated results of operations, financial position or cash flows.
IMPACT OF INFLATION
While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on the results of operations and financial condition have been minor. However, rising inflationary pressures due to higher input costs, including higher commodity, transportation and other costs, may affect us as well as our vendors and result in pressure to our operating results in future periods.

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
There have been no material changes to the critical accounting policies and estimates disclosed in our 2020 Annual Report on Form 10-K.
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
All of our long-term debt as of May 1, 2021 has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. Our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows.

Fair Value of Financial Instruments
As of May 1, 2021, we believe that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity.
The following table provides a summary of the principal value and estimated fair value of outstanding publicly traded debt as of May 1, 2021, January 30, 2021 and May 2, 2020:

	May 1, 2021	January 30, 2021	May 2, 2020
	(in millions)
Principal Value	$5,414	$6,449	$5,458
Fair Value, Estimated (a)	6,389	7,243	4,151
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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On May 19, 2020, a purported shareholder filed a derivative lawsuit on behalf of L Brands, Inc. in the Court of Common Pleas for Franklin County, Ohio. The complaint names as defendants certain current and former directors and officers of L Brands, Inc. and alleges, among other things, that these defendants breached their fiduciary duties by violating law and/or company policies relating to workplace conduct. We were named as nominal defendant only, and there are no claims asserted against us. On June 16, 2020, the lawsuit was removed to the United States District Court for the Southern District of Ohio. On July 6, 2020, the court so-ordered a stipulation staying the lawsuit until December 29, 2020. That stay has since been extended until June 29, 2021.
On January 12, 2021, another purported shareholder filed a derivative lawsuit on behalf of L Brands, Inc. in the Delaware Court of Chancery. The complaint names as defendants certain current and former directors and officers of L Brands, Inc. and alleges, among other things, breaches of fiduciary duty through asserted violations of law and failures to monitor workplace conduct. We were named as a nominal defendant, and there are no claims asserted against us. The parties have agreed to a response date of June 21, 2021.

Item 1A.    RISK FACTORS

The following information supplements the risk factors described in “Item 1A: Risk Factors” in our 2020 Annual Report on Form 10-K and should be read in conjunction with the risk factors described in the 2020 Annual Report on Form 10-K. We wish to caution the reader that the risk factors discussed in “Item 1A: Risk Factors” in our 2020 Annual Report on Form 10-K and those described in this report or other SEC filings could cause actual results to differ materially from those stated in any forward-looking statements.
The proposed spin-off of the Victoria’s Secret business and related operations could negatively impact our business, and contingent liabilities from the divestiture of such business could adversely affect our financial position and results of operations.
On February 4, 2021, we announced that we are currently targeting August 2021 to complete the separation of the Victoria’s Secret and Bath & Body Works businesses. On May 11, 2021, we announced that we plan to complete a tax-free spin-off of the Victoria’s Secret business into a public company. The spin-off will be subject to final approval by our Board of Directors, effectiveness of a Form 10 Registration Statement filing with the U.S. Securities and Exchange Commission, execution of any intercompany agreements or arrangements with respect to financing facilities and other customary conditions.
The spin-off poses risks and challenges that could negatively impact our business. For example, we may be unable to do so within our anticipated timeframe or at all, and unanticipated developments could delay, prevent or otherwise adversely affect the spin-off, including but not limited to market disruptions in general or financial market conditions. In addition, the spin-off may impact our credit rating, dilute our earnings per share, have other adverse financial and accounting impacts and distract management. In addition, we may be required to indemnify the new Victoria’s Secret company against known and unknown contingent liabilities in connection with the spin-off of the Victoria’s Secret business. Further, we may not receive tax-free treatment for U.S. federal income tax purposes. The resolution of these contingencies may have a material effect on our financial position and results of operations. Uncertainty about the effect of the spin-off of the Victoria’s Secret business on employees, commercial partners and vendors may have an adverse effect on us. These uncertainties may impair our ability to retain and motivate key personnel and could cause commercial partners, vendors and others that deal with us to defer or decline entering into contracts with us or seek to change existing business relationships with us. In addition, if key employees depart because of uncertainty about their future roles and the potential complexities of any potential spin-off of the Victoria’s Secret business, our business could be harmed. The spin-off may cause disruption in our business and that disruption could result in a loss of revenue. If we are unable to spin-off the Victoria’s Secret business, we will continue to be subject to the risks of operating such business. We may incur significant expenses and challenges in connection with the spin-off of the Victoria’s Secret business, which may include expenses and challenges related to the separation of Victoria's Secret from our current information technology environment. Further, the efforts related to the separation of the information technology environment will require significant resources that could impact our ability to keep pace with ongoing advancement of information technology needs of the business.

In addition, we may not be able to achieve the full strategic and financial benefits that are expected to result from the spin-off and the anticipated benefits of the spin-off are based on a number of assumptions, some of which may prove incorrect. For example, there is risk that as smaller, independent companies, the companies resulting from the spin-off will be less diversified with a narrower business focus and may be more vulnerable to changing market conditions as well as the risk of takeover by third parties. There may be a loss of synergies from separating the businesses that could negatively impact the balance sheet, profit margins or earnings of both businesses. Lastly, there is risk that that the combined value of the common stock of the two publicly-traded companies will not be equal to or greater than the value of the Company’s common stock had the spin-off not occurred.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of our common stock during the first quarter of 2021:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
February 2021	9	$43.74	—	$78,677
March 2021	1,702	53.00	1,167	429,612
April 2021	1,456	65.76	1,441	334,853
Total	3,167		2,608
  _______________
(a)The total number of shares repurchased includes shares repurchased as part of publicly announced programs, with the remainder relating to shares repurchased in connection with tax payments due upon vesting of employee restricted stock awards and the use of our stock to pay the exercise price on employee stock options.
(b)The average price paid per share includes any broker commissions.
(c)For additional share repurchase program information, see Note 4, “Earnings (Loss) Per Share and Shareholders' Equity (Deficit)” included in Item 1. Financial Statements.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

Item 5.    OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibits

10.1	L Brands, Inc. 2020 Stock Option and Performance Incentive Plan Terms and Conditions of Restricted Share Unit Grant.

10.2	L Brands, Inc. 2020 Stock Option and Performance Incentive Plan Terms and Conditions of Performance Share Unit Grant.

10.3	L Brands, Inc. 2020 Stock Option and Performance Incentive Plan Terms and Conditions of Stock Option Grant.

15	Letter re: Unaudited Interim Financial Information re: Incorporation of Report of Independent Registered Public Accounting Firm.

22	List of Guarantor Subsidiaries.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L BRANDS, INC.
(Registrant)
By:	/s/ STUART B. BURGDOERFER
Stuart B. Burgdoerfer Executive Vice President and Chief Financial Officer *
Date: June 3, 2021
*    Mr. Burgdoerfer is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.