Form 10-Q
period 2021-07-31
Bath & Body Works, Inc.
filed 2021-09-02
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 1-8344
 _________________________________
BATH & BODY WORKS, INC.
(Exact name of registrant as specified in its charter)
 _______________________________

Delaware		31-1029810
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
Three Limited Parkway
Columbus,	Ohio	43230
(Address of principal executive offices)		(Zip Code)
(614)	415-7000
(Registrant's Telephone Number, Including Area Code)
L BRANDS, INC.
(Former name, former address and former fiscal year, if changed since last report)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.50 Par Value	BBWI	The New York Stock Exchange
As of August 27, 2021, the number of outstanding shares of the Registrant’s common stock, was 264,372,947 shares.

BATH & BODY WORKS, INC.

*	The Company's fiscal year ends on the Saturday nearest to January 31. As used herein, “second quarter of 2021” and “second quarter of 2020” refer to the thirteen-week periods ended July 31, 2021 and August 1, 2020, respectively. “Year-to-date 2021” and “year-to-date 2020” refer to the twenty-six-week periods ending July 31, 2021 and August 1, 2020, respectively.

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions except per share amounts)
(Unaudited)

	Second Quarter		Year-to-Date
	2021	2020	2021	2020
Net Sales	$3,318	$2,319	$6,341	$3,974
Costs of Goods Sold, Buying and Occupancy	(1,820)	(1,608)	(3,429)	(2,974)
Gross Profit	1,498	711	2,912	1,000
General, Administrative and Store Operating Expenses	(899)	(667)	(1,741)	(1,274)
Operating Income (Loss)	599	44	1,171	(274)
Interest Expense	(99)	(104)	(212)	(201)
Other Income (Loss)	(1)	—	(106)	3
Income (Loss) Before Income Taxes	499	(60)	853	(472)
Provision (Benefit) for Income Taxes	125	(11)	202	(126)
Net Income (Loss)	$374	$(49)	$651	$(346)
Net Income (Loss) Per Basic Share	$1.36	$(0.18)	$2.35	$(1.25)
Net Income (Loss) Per Dilutive Share	$1.34	$(0.18)	$2.31	$(1.25)
Dividends Per Share	$0.15	$—	$0.15	$0.30

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Second Quarter		Year-to-Date
	2021	2020	2021	2020
Net Income (Loss)	$374	$(49)	$651	$(346)
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(2)	2	4	(4)
Unrealized Gain (Loss) on Cash Flow Hedges	2	(3)	(1)	2
Reclassification of Cash Flow Hedges to Earnings	1	(1)	1	(1)
Total Other Comprehensive Income (Loss), Net of Tax	1	(2)	4	(3)
Total Comprehensive Income (Loss)	$375	$(51)	$655	$(349)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)

	July 31, 2021	January 30, 2021	August 1, 2020
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,988	$3,903	$2,611
Cash in Escrow related to Victoria's Secret & Co. Spin-Off	600	—	—
Accounts Receivable, Net	230	269	268
Inventories	1,473	1,273	1,476
Other	223	134	150
Total Current Assets	4,514	5,579	4,505
Property and Equipment, Net	2,001	2,095	2,292
Operating Lease Assets	2,564	2,558	2,635
Goodwill	628	628	628
Trade Names	411	411	411
Deferred Income Taxes	70	69	74
Other Assets	204	231	335
Total Assets	$10,392	$11,571	$10,880
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$838	$683	$957
Accrued Expenses and Other	1,305	1,457	1,340
Current Debt	—	—	460
Current Operating Lease Liabilities	480	594	624
Income Taxes	2	92	52
Total Current Liabilities	2,625	2,826	3,433
Deferred Income Taxes	250	234	191
Long-term Debt	5,938	6,366	6,269
Long-term Operating Lease Liabilities	2,476	2,495	2,698
Other Long-term Liabilities	291	311	193
Shareholders’ Equity (Deficit):
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	—	—	—
Common Stock - $0.50 par value; 1,000 shares authorized; 280, 286 and 286 shares issued; 265, 278 and 278 shares outstanding, respectively	140	143	143
Paid-in Capital	911	891	869
Accumulated Other Comprehensive Income	87	83	49
Retained Earnings (Accumulated Deficit)	(1,505)	(1,421)	(2,611)
Less: Treasury Stock, at Average Cost; 15, 8 and 8 shares, respectively	(822)	(358)	(358)
Total Shareholders’ Equity (Deficit)	(1,189)	(662)	(1,908)
Noncontrolling Interest	1	1	4
Total Equity (Deficit)	(1,188)	(661)	(1,904)
Total Liabilities and Equity (Deficit)	$10,392	$11,571	$10,880

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions except per share amounts)
(Unaudited)

Second Quarter 2021

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, May 1, 2021	277	$144	$903	$86	$(1,144)	$(523)	$1	$(533)
Net Income	—	—	—	—	374	—	—	374
Other Comprehensive Income	—	—	—	1	—	—	—	1
Total Comprehensive Income	—	—	—	1	374	—	—	375
Cash Dividends ($0.15 per share)	—	—	—	—	(42)	—	—	(42)
Repurchases of Common Stock	(14)	—	—	—	—	(1,029)	—	(1,029)
Treasury Share Retirement	—	(5)	(32)	—	(693)	730	—	—
Share-based Compensation and Other	2	1	40	—	—	—	—	41
Balance, July 31, 2021	265	$140	$911	$87	$(1,505)	$(822)	$1	$(1,188)

Second Quarter 2020

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, May 2, 2020	278	$143	$865	$51	$(2,562)	$(358)	$3	$(1,858)
Net Loss	—	—	—	—	(49)	—	—	(49)
Other Comprehensive Loss	—	—	—	(2)	—	—	—	(2)
Total Comprehensive Loss	—	—	—	(2)	(49)	—	—	(51)
Share-based Compensation and Other	—	—	4	—	—	—	1	5
Balance, August 1, 2020	278	$143	$869	$49	$(2,611)	$(358)	$4	$(1,904)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions except per share amounts)
(Unaudited)

Year-to-Date 2021

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, January 30, 2021	278	$143	$891	$83	$(1,421)	$(358)	$1	$(661)
Net Loss	—	—	—	—	651	—	—	651
Other Comprehensive Income	—	—	—	4	—	—	—	4
Total Comprehensive Income	—	—	—	4	651	—	—	655
Cash Dividends ($0.15 per share)	—	—	—	—	(42)	—	—	(42)
Repurchases of Common Stock	(17)	—	—	—	—	(1,194)	—	(1,194)
Treasury Share Retirement	—	(5)	(32)	—	(693)	730	—	—
Share-based Compensation and Other	4	2	52	—	—	—	—	54
Balance, July 31, 2021	265	$140	$911	$87	$(1,505)	$(822)	$1	$(1,188)

Year-to-Date 2020

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, February 1, 2020	277	$142	$847	$52	$(2,182)	$(358)	$4	$(1,495)
Net Loss	—	—	—	—	(346)	—	—	(346)
Other Comprehensive Loss	—	—	—	(3)	—	—	—	(3)
Total Comprehensive Loss	—	—	—	(3)	(346)	—	—	(349)
Cash Dividends ($0.30 per share)	—	—	—	—	(83)	—	—	(83)
Share-based Compensation and Other	1	1	22	—	—	—	—	23
Balance, August 1, 2020	278	$143	$869	$49	$(2,611)	$(358)	$4	$(1,904)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date
	2021	2020
Operating Activities:
Net Income (Loss)	$651	$(346)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation of Long-lived Assets	258	266
Loss on Extinguishment of Debt	105	—
Victoria's Secret Asset Impairment Charges	—	214
Share-based Compensation Expense	30	28
Deferred Income Taxes	16	(19)
Gain from Hong Kong Store Closure and Lease Termination	—	(39)
Changes in Assets and Liabilities:
Accounts Receivable	39	37
Inventories	(200)	(191)
Accounts Payable, Accrued Expenses and Other	(42)	304
Income Taxes Payable	(144)	(92)
Other Assets and Liabilities	(140)	124
Net Cash Provided by Operating Activities	573	286
Investing Activities:
Capital Expenditures	(178)	(124)
Other Investing Activities	10	8
Net Cash Used for Investing Activities	(168)	(116)
Financing Activities:
Proceeds from Issuance of Long-Term Debt, Net of Issuance Costs	—	1,231
Proceeds from Victoria's Secret & Co. Notes	600	—
Payments of Long-term Debt	(1,130)	—
Borrowing from Credit Agreement	—	950
Repayment of Credit Agreement	—	(950)
Borrowings from Foreign Facilities	—	33
Repayments of Foreign Facilities	—	(85)
Repurchases of Common Stock	(1,194)	—
Dividends Paid	(42)	(83)
Tax Payments related to Share-based Awards	(56)	(6)
Proceeds from Stock Option Exercises	76	—
Other Financing Activities	(6)	(19)
Net Cash Provided by (Used for) Financing Activities	(1,752)	1,071
Effects of Exchange Rate Changes on Cash and Cash Equivalents and Restricted Cash	2	(1)
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	(1,345)	1,240
Cash and Cash Equivalents and Restricted Cash, Beginning of Period	3,933	1,499
Cash and Cash Equivalents and Restricted Cash, End of Period	$2,588	$2,739

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business and Basis of Presentation
Description of Business
As of July 31, 2021, L Brands, Inc. ("L Brands" or the "Company") was a specialty retailer of home fragrance products, body care, soaps and sanitizers, women’s intimate and other apparel, and personal and beauty care products. Through the Bath & Body Works, Victoria's Secret and PINK retail brands, the Company sold merchandise through company-operated specialty retail stores in the U.S., Canada and Greater China, and through its websites and other channels. The Company's international operations are primarily through franchise, license, wholesale and joint venture partners.
On August 2, 2021, in connection with the separation of the Victoria's Secret business discussed below, the Company changed its name from L Brands, Inc. to Bath & Body Works, Inc. Additionally, starting August 3, 2021, the Company's common stock began trading under the stock symbol "BBWI."
Victoria's Secret & Co. Spin-Off
On July 9, 2021, the Company announced that its Board of Directors approved the previously announced separation of the Victoria’s Secret business, including PINK (the "Separation"), into an independent, publicly traded company ("Victoria's Secret & Co."). On August 2, 2021 (the “Distribution Date”), after the New York Stock Exchange ("NYSE") market closing, the Separation was completed and the Company transferred certain assets and liabilities associated with its Victoria's Secret business to Victoria's Secret & Co. The Separation was achieved through the Company's distribution (the "Distribution") of 100% of the shares of Victoria's Secret & Co. common stock to holders of L Brands' common stock as of the close of business on the record date of July 22, 2021. The Company's stockholders of record received one share of Victoria’s Secret & Co. common stock for every three shares of the Company's common stock. On August 3, 2021, Victoria’s Secret & Co. became an independent, publicly-traded company trading on the NYSE under the stock symbol "VSCO." The Company retained no ownership interest in Victoria’s Secret & Co. following the Separation. Beginning in the third quarter of fiscal 2021, the historical financial results of the Victoria's Secret business for periods prior to the Distribution Date will be reflected in the Company’s consolidated financial statements as discontinued operations. On August 2, 2021, Victoria's Secret & Co. made cash payments of approximately $976 million to the Company in connection with the Separation.
Impacts of COVID-19
The coronavirus pandemic ("COVID-19") has created significant public health concerns as well as economic disruption, uncertainty and volatility. The Company's operations and financial performance have been materially impacted by the COVID-19 pandemic. In the first quarter of 2020, all the Company's stores in North America were closed on March 17, 2020, but the Company was able to re-open the majority of its stores as of the end of the second quarter of 2020. Additionally, operations for Victoria’s Secret Direct were temporarily suspended for approximately one week in late March 2020, while Bath & Body Works Direct remained open for the duration of 2020.
During 2020, the Company took prudent actions to manage expenses and to maintain its cash position and financial flexibility. The Company also has adopted new operating models focused on providing a safe store environment for its customers and associates, while also delivering an engaging shopping experience. The Company remains focused on the safe operations of its distribution, fulfillment and call centers while maximizing its direct businesses. There remains the potential for COVID-related risks of closure or operating restrictions, which could materially impact the Company's operations and financial performance in future periods.
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “second quarter of 2021” and “second quarter of 2020” refer to the thirteen-week periods ended July 31, 2021 and August 1, 2020, respectively. “Year-to-Date 2021” and “year-to-date 2020” refer to the twenty-six-week periods ending July 31, 2021 and August 1, 2020, respectively.
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
Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended July 31, 2021 and August 1, 2020 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2020 Annual Report on Form 10-K.
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
Restricted Cash
In July 2021, Victoria’s Secret & Co., prior to the Separation and while a subsidiary of the Company, issued $600 million of 4.625% notes due in July 2029 (the "Victoria's Secret & Co. Notes"). As of July 31, 2021, the initial proceeds were held in escrow for release to Victoria's Secret & Co. upon satisfaction of certain conditions, including completion of the Separation. If the conditions for the release from escrow of the proceeds were not satisfied, the Victoria's Secret & Co. Notes would have been subject to mandatory redemption. The $600 million initial proceeds are included in Cash in Escrow related to Victoria's Secret & Co. Spin-Off on the July 31, 2021 Consolidated Balance Sheet. For additional information, see Note 9, “Long-term Debt and Borrowing Facilities.”
During 2020, the Company placed cash on deposit with certain financial institutions as collateral for their lending commitments. These deposits totaled $30 million and $128 million as of January 30, 2021 and August 1, 2020, respectively, and were recorded in Other Assets on the Consolidated Balance Sheets. During the second quarter of 2021, the Company terminated these lending commitments which released the restrictions on this cash. Accordingly, the balance was reclassified to Cash and Cash Equivalents during the second quarter of 2021.
As of July 31, 2021, the Company's total Cash and Cash Equivalents and restricted cash totaled $2.588 billion.
Derivative Financial Instruments
The Company uses derivative financial instruments to manage exposure to foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. All derivative instruments are recorded on the Consolidated Balance Sheets at fair value.
The earnings of the Company's wholly owned foreign operations are subject to exchange rate risk as substantially all the merchandise is sourced through U.S. dollar transactions. The Company uses foreign currency forward contracts designated as cash flow hedges to mitigate this foreign currency exposure for its Canadian operations. Amounts are reclassified from accumulated other comprehensive income (loss) upon sale of the hedged merchandise to the customer. These gains and losses are recognized in Costs of Goods Sold, Buying and Occupancy in the Consolidated Statements of Income (Loss). The fair value of designated cash flow hedges is not significant for any period presented.
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
Recently Issued Accounting Pronouncements
The Company did not adopt any new accounting standards during the second quarter of 2021 that had a material impact on the Company's consolidated results of operations, financial position or cash flows. In addition, there are no new accounting standards not yet adopted that are expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.
2. Revenue Recognition
Accounts receivable, net from revenue-generating activities were $129 million as of July 31, 2021, $125 million as of January 30, 2021 and $186 million as of August 1, 2020. Accounts receivable primarily relate to amounts due from the Company's franchise, license and wholesale partners. Under these arrangements, payment terms are typically 60 to 90 days.
The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty and private label credit card programs and direct channel shipments, which are all impacted by seasonal and holiday-related sales patterns. Deferred revenue was $325 million as of July 31, 2021, $371 million as of January 30, 2021 and $316 million as of August 1, 2020. The Company recognized $167 million as revenue year-to-date 2021 from amounts recorded as deferred revenue at the beginning of the year. As of July 31, 2021, the Company recorded deferred revenue of $316 million within Accrued Expenses and Other, and $9 million within Other Long-term Liabilities on the Consolidated Balance Sheet.
The following table provides a disaggregation of Net Sales for the second quarter and year-to-date 2021 and 2020:

	Second Quarter		Year-to-Date
	2021	2020	2021	2020
	(in millions)
Bath & Body Works Stores - U.S. and Canada	$1,230	$678	$2,280	$1,102
Bath & Body Works Direct	407	519	756	807
Bath & Body Works International (a)	67	56	137	105
Total Bath & Body Works	1,704	1,253	3,173	2,014
Victoria’s Secret Stores - U.S. and Canada	1,037	364	1,970	877
Victoria’s Secret Direct	469	614	990	922
Victoria’s Secret International (b)	108	88	208	161
Total Victoria’s Secret	1,614	1,066	3,168	1,960
Total Net Sales	$3,318	$2,319	$6,341	$3,974
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
During year-to-date 2021, the Company made payments of $22 million related to severance and related costs associated with these reductions. As of July 31, 2021, a liability of $14 million related to these reductions is included in Accrued Expenses and Other on the Consolidated Balance Sheet.

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
The following table provides the weighted-average shares utilized for the calculation of basic and diluted earnings (loss) per share for the second quarter and year-to-date 2021 and 2020:

	Second Quarter		Year-to-Date
	2021	2020	2021	2020
	(in millions)
Common Shares	288	286	288	285
Treasury Shares	(13)	(8)	(11)	(8)
Basic Shares	275	278	277	277
Effect of Dilutive Restricted Stock and Options	5	—	5	—
Diluted Shares	280	278	282	277
Anti-dilutive Options and Awards (a)	1	11	1	12
 _______________
(a)These options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For 2020, the dilutive impact of all outstanding options and awards were excluded from dilutive shares as a result of the Company's net loss for the period.
Shareholders’ Equity (Deficit)
Common Stock Share Repurchases
In March 2021, the Company's Board of Directors authorized a new $500 million share repurchase plan, which replaced the $79 million remaining under the March 2018 repurchase program. Pursuant to the Board's authorization, the Company entered into a Rule 10b5-1 purchase plan to effectuate share repurchases for the first $250 million. In May 2021, the Company initiated a second $250 million Rule 10b5-1 purchase plan to effectuate the remaining share repurchases under the March 2021 repurchase plan.
In July 2021, the Company's Board of Directors authorized a new $1.5 billion share repurchase program, which replaced the $36 million remaining under the March 2021 repurchase program. Under the authorization of this program, the Company entered into a stock repurchase agreement with its former Chief Executive Officer and certain of his affiliated entities pursuant to which the Company repurchased 10 million shares of its common stock for an aggregate purchase price of $730 million in July 2021.
The Company repurchased the following shares of its common stock during year-to-date 2021:

Repurchase Program	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in millions)	(in thousands)	(in millions)
March 2021	$500	6,996	$464	$66.30
July 2021	$1,500	10,000	$730	$73.01
The July 2021 Program had $770 million remaining as of July 31, 2021.
Subsequent to July 31, 2021, the Company repurchased an additional 1.0 million shares of its common stock for $65 million under the July 2021 Program.

Common Stock Retirement
In accordance with the Company's Board of Directors' resolution, shares of common stock repurchased under the July 2021 Program will be automatically retired and cancelled upon repurchase. As a result, the Company retired the 10 million shares repurchased under the July 2021 Program in the second quarter of 2021, which resulted in a reduction of $5 million in the par value of Common Stock, $32 million in Paid-in Capital and $693 million in Retained Earnings.
Dividends
Under the authority and declaration of the Board of Directors, the Company paid the following dividends during year-to-date 2021 and 2020:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2021
Second Quarter	$0.15	$42
First Quarter	—	—
Total	$0.15	$42
2020
Second Quarter	$—	$—
First Quarter	0.30	83
Total	$0.30	$83
The Board of Directors suspended the quarterly cash dividend beginning in the second quarter of 2020 as a proactive measure to strengthen the Company's financial flexibility and manage through the COVID-19 pandemic. In March 2021, the Company's Board of Directors reinstated the annual dividend at $0.60 per share, beginning with the quarterly dividend paid in June 2021. In August 2021, the Company's Board of Directors declared the third quarter of 2021 ordinary dividend of $0.15 per share.

5. Inventories
The following table provides details of inventories as of July 31, 2021, January 30, 2021 and August 1, 2020:

	July 31, 2021	January 30, 2021	August 1, 2020
	(in millions)
Finished Goods Merchandise	$1,245	$1,073	$1,259
Raw Materials and Merchandise Components	228	200	217
Total Inventories	$1,473	$1,273	$1,476
Inventories are principally valued at the lower of cost or net realizable value, on an average cost basis.
6. Long-Lived Assets
The following table provides details of property and equipment, net as of July 31, 2021, January 30, 2021 and August 1, 2020:

	July 31, 2021	January 30, 2021	August 1, 2020
	(in millions)
Property and Equipment, at Cost	$6,274	$6,204	$6,276
Accumulated Depreciation and Amortization	(4,273)	(4,109)	(3,984)
Property and Equipment, Net	$2,001	$2,095	$2,292

Depreciation expense was $129 million and $127 million for the second quarter of 2021 and 2020, respectively. Depreciation expense was $258 million and $266 million for year-to-date 2021 and 2020, respectively.
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
As a result of the Victoria's Secret fleet rationalization executed during 2020 and the negative operating results of certain Victoria's Secret stores, the Company determined that the estimated undiscounted future cash flows were less than the carrying values for certain Victoria's Secret asset groups and, as a result, determined the estimated fair values of the store asset groups using estimated discounted future cash flows and estimated market rental rates. Long-lived store asset impairment charges are included within the Victoria's Secret segment, in Costs of Goods Sold, Buying and Occupancy in the 2020 Consolidated Statements of Loss.
The following table provides pre-tax long-lived store asset impairment charges included in the 2020 Consolidated Statements of Loss:

	2020
	Second Quarter	Year-to-Date
	(in millions)
Store Asset Impairment	$14	$111
Operating Lease Asset Impairment	103	103
Total Impairment	$117	$214
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
7. Equity Investments
Easton
The Company has land and other investments in Easton, a planned community in Columbus, Ohio, that integrates office, hotel, retail, residential and recreational space. These investments, totaling $119 million as of July 31, 2021, $119 million as of January 30, 2021 and $124 million as of August 1, 2020, are recorded in Other Assets on the Consolidated Balance Sheets.
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
8. Income Taxes
For the second quarter of 2021, the Company calculated the provision for income taxes on the current estimate of the annual effective tax rate and adjusted as necessary for quarterly events. Due to the impacts of the COVID-19 pandemic, the income tax expense for the second quarter of 2020 was computed on a year-to-date effective tax rate.
For the second quarter of 2021, the Company’s effective tax rate was 25.1% compared to 17.7% in the second quarter of 2020. The second quarter of 2021 rate was lower than the Company's combined estimated federal and state statutory rate primarily due to the recognition of excess tax benefits recorded through the Consolidated Statements of Income on share-based awards that vested in the quarter. In the second quarter of 2020, the Company recognized a benefit for income taxes of $11 million on a loss before income taxes of $60 million. The second quarter of 2020 rate was lower than the Company's combined federal and state statutory rate primarily due to losses related to certain foreign subsidiaries, which generated no tax benefit, offset by changes in tax legislation included in the CARES Act, which resulted in a $21 million tax benefit.
For year-to-date 2021, the Company's effective tax rate was 23.6% compared to 26.7% year-to-date 2020. The year-to-date 2021 rate was lower than the Company's combined estimated federal and state statutory rate primarily due to the recognition of excess tax benefits recorded through the Consolidated Statements of Income on share-based awards that vested year-to-date. The year-to-date 2020 rate was generally consistent with the Company's combined estimated federal and state statutory rate due to the resolution of certain tax matters, which resulted in a $50 million tax benefit and changes in tax legislation included in the CARES Act, which resulted in a $21 million tax benefit, offset by losses related to certain foreign subsidiaries, which generate no tax benefit.
Income taxes paid were $320 million and $13 million for the second quarter of 2021 and 2020, respectively. Income taxes paid were $330 million and $22 million for year-to-date 2021 and 2020, respectively.
9. Long-term Debt and Borrowing Facilities
The following table provides the Company’s outstanding debt balance, net of unamortized debt issuance costs and discounts, as of July 31, 2021, January 30, 2021 and August 1, 2020:

	July 31, 2021	January 30, 2021	August 1, 2020
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$750 million, 6.875% Fixed Interest Rate Secured Notes due July 2025 ("2025 Secured Notes")	$—	$740	$739
Foreign Facilities	—	—	101
Total Senior Secured Debt with Subsidiary Guarantee	$—	$740	$840
Senior Debt with Subsidiary Guarantee
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	$—	$—	$450
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	—	284	858
$320 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	319	319	498
$500 million, 9.375% Fixed Interest Rate Notes due July 2025 ("2025 Notes")	494	493	492
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	279	278	277
$500 million, 5.250% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	497	497	496
$500 million, 7.500% Fixed Interest Rate Notes due June 2029 ("2029 Notes")	489	488	488
$1 billion, 6.625% Fixed Interest Rate Notes due October 2030 ("2030 Notes")	989	988	—
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	991	991	991
$700 million, 6.750% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	694	694	693
Total Senior Debt with Subsidiary Guarantee	$4,752	$5,032	$5,243
Senior Debt
$350 million, 6.950% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$348	$348	$348
$247 million, 7.600% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	246	246	298
Total Senior Debt	$594	$594	$646
Victoria's Secret & Co. Notes
Victoria's Secret & Co. $600 million, 4.625% Fixed Interest Rate Notes due July 2029 ("Victoria's Secret & Co. Notes")	592	—	—
Total	$5,938	$6,366	$6,729
Current Debt	—	—	(460)
Total Long-term Debt, Net of Current Portion	$5,938	$6,366	$6,269
Repurchases of Notes
In April 2021, the Company completed a make-whole call to repurchase the remaining $285 million of outstanding 2022 Notes and the $750 million of outstanding 2025 Secured Notes. The Company recognized a pre-tax loss related to this extinguishment of debt of $105 million (after-tax loss of $80 million), which includes the write-offs of unamortized issuance costs. This loss is included in Other Income (Loss) in the year-to-date 2021 Consolidated Statement of Income.
Subsequent to July 31, 2021, the Company announced that it had commenced tender offers to purchase for cash its outstanding 2023 Notes, 2025 Notes and 2027 Notes up to a maximum aggregate principal amount of $500 million. The maximum aggregate amount to be purchased by the Company for the 2025 Notes and 2027 Notes is limited to $180 million. On September 2, 2021, the Company announced that it had accepted for early settlement tender offers to purchase $270 million of outstanding 2023 Notes and $180 million of outstanding 2025 Notes for an aggregate purchase price of $532 million. The

Company intends to make payment for these accepted notes on September 3, 2021, and expects to recognize a pre-tax loss of approximately $84 million in the third quarter of 2021 related to these purchases. The tender offers will expire on September 16, 2021, unless extended or earlier terminated by the Company.
Victoria's Secret & Co. Notes
In July 2021, Victoria’s Secret & Co., prior to the Separation and while a subsidiary of the Company, issued $600 million of 4.625% notes due in July 2029 in a transaction exempt from registration under the Securities Act of 1933, as amended. As of July 31, 2021, the initial proceeds were held in escrow for release to Victoria's Secret & Co. upon satisfaction of certain conditions, including completion of the Separation. If the conditions for the release from escrow of the proceeds were not satisfied, the Victoria's Secret & Co. Notes would have been subject to mandatory redemption. The $600 million initial proceeds are included in Cash in Escrow related to Victoria's Secret & Co. Spin-Off on the July 31, 2021 Consolidated Balance Sheet. The Victoria's Secret & Co. Notes were not guaranteed at issuance by any guarantors or by Bath & Body Works, Inc. or any of its subsidiaries following the Separation.
On August 2, 2021, the Victoria's Secret & Co. Notes became the obligations of Victoria's Secret & Co. concurrent with the Separation. Victoria's Secret & Co. received cash proceeds of $592 million, which were net of issuance costs of $8 million, which it used to partially fund the approximately $976 million cash payments to the Company in connection with the Separation.
Asset-Backed Revolving Credit Facility
The Company and certain of the Company's 100% owned subsidiaries guarantee and pledge collateral to secure a revolving credit facility ("Credit Agreement"). In April 2020, the Company entered into an amendment and restatement of the Credit Agreement to convert the Company’s credit facility into an asset-backed revolving credit facility (“ABL Facility”). During the first quarter of 2020, in an abundance of caution and as a proactive measure in response to the COVID-19 pandemic, the Company elected to borrow $950 million from its revolving facility. This borrowing was repaid during the first quarter of 2020 upon completion of the April amendment.
As of July 31, 2021, the ABL Facility, which allowed borrowings and letters of credit in U.S. dollars or Canadian dollars, had aggregate commitments at $1 billion and an expiration date in August 2024.
As of July 31, 2021, the availability under the ABL Facility was the lesser of (i) the borrowing base, determined primarily based on the Company's eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time, the outstanding amount under the ABL Facility exceeded the lesser of (i) the borrowing base and (ii) the aggregate commitment, the Company would have been required to prepay the outstanding amounts under the ABL Facility to the extent of such excess. In addition, at any time that the Company's consolidated cash balance exceeded $350 million, it would have been required to prepay outstanding amounts under the ABL Facility to the extent of such excess. As of July 31, 2021, the Company's borrowing base was $1.045 billion, but it was unable to draw upon the ABL Facility as its consolidated cash balance exceeded $350 million.
The ABL Facility supports the Company’s letter of credit program. The Company had $58 million of outstanding letters of credit as of July 31, 2021 that reduced its availability under the ABL Facility.
As of July 31, 2021, the ABL Facility fees related to committed and unutilized amounts were 0.30% per annum, and the fees related to outstanding letters of credit were 1.75% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was the London Interbank Offered Rate plus 1.75% per annum. The interest rate on outstanding Canadian dollar-denominated borrowings was the Canadian Dollar Offered Rate plus 1.75% per annum.
The ABL Facility required the Company to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (1) $100 million or (2) 15% of the maximum borrowing amount. As of July 31, 2021, the Company was not required to maintain this ratio.
As of July 31, 2021, there were no borrowings outstanding under the ABL Facility.
Subsequent to July 31, 2021, the Company entered into an amendment and restatement (“Amendment”) of the ABL Facility. The Amendment reduced the aggregate commitments under the ABL Facility to $750 million, reduced the interest rates on outstanding borrowings by 50 basis points, removed the requirement to prepay outstanding amounts under the ABL Facility should the Company's consolidated cash balance exceed $350 million, extended the expiration date from August 2024 to August 2026 and released Victoria's Secret & Co. subsidiaries as guarantors, among other things.
Foreign Facilities
Certain of the Company's Victoria's Secret subsidiaries in China previously utilized revolving and term loan bank facilities to support their operations ("Foreign Facilities"). During the second quarter of 2021, with no borrowings outstanding, the Company terminated the Foreign Facilities.

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
The following table provides a summary of the principal value and estimated fair value of outstanding publicly traded debt as of July 31, 2021, January 30, 2021 and August 1, 2020:

	July 31, 2021	January 30, 2021	August 1, 2020
	(in millions)
Principal Value	$5,414	$6,449	$6,708
Fair Value, Estimated (a)	6,581	7,243	6,692
  _______________
(a)The estimated fair value of the Company’s publicly traded debt is based on reported transaction prices, which are considered Level 2 inputs in accordance with ASC 820, Fair Value Measurement. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.
As of July 31, 2021, the fair value of the Victoria's Secret & Co. Notes approximated its principal value. The estimated fair value is based on reported transaction prices, which are considered Level 2 inputs in accordance with ASC 820. This estimate is not necessarily indicative of the amount that the Company could realize in a current market exchange.
Management believes that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity.
11. Comprehensive Income
The following table provides the rollforward of accumulated other comprehensive income for year-to-date 2021:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance as of January 30, 2021	$85	$(2)	$83
Other Comprehensive Income (Loss) Before Reclassifications	4	(1)	3
Amounts Reclassified from Accumulated Other Comprehensive Income	—	2	2
Tax Effect	—	(1)	(1)
Current-period Other Comprehensive Income	4	—	4
Balance as of July 31, 2021	$89	$(2)	$87
The following table provides the rollforward of accumulated other comprehensive income for year-to-date 2020:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance as of February 1, 2020	$52	$—	$52
Other Comprehensive Income (Loss) Before Reclassifications	(4)	2	(2)
Amounts Reclassified from Accumulated Other Comprehensive Income	—	(1)	(1)
Tax Effect	—	—	—
Current-period Other Comprehensive Income (Loss)	(4)	1	(3)
Balance as of August 1, 2020	$48	$1	$49

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
On May 19, 2020 and January 12, 2021, certain shareholders of the Company filed derivative lawsuits in the Court of Common Pleas for Franklin County, Ohio (subsequently removed to the United States District Court for the Southern District of Ohio) and the Delaware Court of Chancery, respectively, naming as defendants certain current and former directors and officers of the Company and alleging, among other things, breaches of fiduciary duty through asserted violations of law and failures to monitor workplace conduct (the “Lawsuits”). In addition, the Company also received litigation and books-and-records demands from certain other shareholders related to the same matters (together with the Lawsuits, the “Actions”).
In July 2021, the Company announced the global settlement resolving the Actions. The settlement resolves all derivative claims that have been or could have been asserted in the Actions or that involve in any way the allegations referred to in the Actions and releases all such claims against the Company and past and present Company employees, officers and directors, among others. As part of the settlement, the Company has agreed to implement certain management and governance measures, including the maintenance of a Diversity, Equity, and Inclusion Council. Following the August 2, 2021 spin-off of Victoria’s Secret & Co., the settlement terms will apply to both the Company and Victoria’s Secret & Co. Each company has committed to invest $45 million over at least five years to fund the management and governance measures.
La Senza
In connection with the sale of La Senza in the fourth quarter of 2018, certain of the Company's subsidiaries have remaining contingent obligations of approximately $30 million related to lease payments under the current terms of noncancelable leases expiring at various dates through 2028. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the business.
13. Retirement Benefits
The Company sponsors a tax-qualified defined contribution retirement plan for substantially all its associates within the U.S. Participation is available to associates who meet certain age and service requirements. The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $19 million and $18 million for the second quarter of 2021 and 2020, respectively. Total expense recognized related to the qualified plan was $40 million and $39 million for year-to-date 2021 and 2020, respectively.
The Company previously sponsored a non-qualified supplemental retirement plan. The non-qualified plan was an unfunded plan, which provided benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. On June 27, 2020, the Human Capital and Compensation Committee of the Board of Directors authorized the termination of the non-qualified plan. In July 2021, the Company made payments of $143 million for the final settlement of all its obligations and benefits payable under the non-qualified plan. Total expense recognized related to the non-qualified plan was not significant for any period presented.
14. Segment Information
In the third quarter of 2020, the Company changed its segment reporting as a result of leadership changes and restructuring actions taken to facilitate the ongoing efforts to separate Bath & Body Works and Victoria’s Secret into separate businesses. As of July 31, 2021, the Company had two reportable segments: Bath & Body Works and Victoria's Secret. While this reporting change did not impact the Company's consolidated results, historical segment data has been recast to be consistent for all periods presented.
The Bath & Body Works segment sells body care, home fragrance products, soaps and sanitizers under the Bath & Body Works, White Barn and other brand names. Bath & Body Works merchandise is sold online and at retail stores located in the U.S. and Canada, and international stores operated by partners under franchise, license and wholesale arrangements. Additionally, this segment includes the Bath & Body Works merchandise sourcing and production function serving the Company and its international partners.
The Victoria’s Secret segment sells women’s intimate and other apparel, personal care and beauty products under the Victoria’s Secret and PINK brand names. Victoria’s Secret and PINK merchandise is sold online and through retail stores located in the

U.S., Canada and Greater China, and international stores operated by partners under franchise, license, wholesale and joint venture arrangements. Additionally, this segment includes the Victoria's Secret and PINK merchandise sourcing and production function serving the Company and its international partners. As discussed in Note 1, the Company completed the spin-off of its Victoria's Secret business into an independent, publicly traded company on August 2, 2021.
Other includes corporate infrastructure and governance functions and other non-recurring items that are deemed to be corporate in nature.
The following table provides the Company’s segment information for the second quarter and year-to-date of 2021 and 2020:

	Bath & Body Works	Victoria’s Secret	Other	Total
	(in millions)
2021
Second Quarter:
Net Sales	$1,704	$1,614	$—	$3,318
Operating Income (Loss)	431	233	(65)	599
Year-to-Date:
Net Sales	$3,173	$3,168	$—	$6,341
Operating Income (Loss)	811	477	(117)	1,171
2020
Second Quarter:
Net Sales	$1,253	$1,066	$—	$2,319
Operating Income (Loss) (a)	337	(219)	(74)	44
Year-to-Date:
Net Sales	$2,014	$1,960	$—	$3,974
Operating Income (Loss) (a)	413	(573)	(114)	(274)
 _______________
(a)Victoria's Secret includes store and lease asset impairment charges of $117 million and $214 million for the second quarter and year-to-date 2020, respectively. Additionally, Victoria's Secret includes a $36 million net gain related to the closure and lease termination of the Hong Kong flagship store. For additional information, see Note 6, “Long-Lived Assets." Bath & Body Works, Victoria's Secret and Other includes severance and related charges of $12 million, $51 million and $18 million, respectively, in the second quarter of 2020. For additional information, see Note 3, “Restructuring Activities."
The Company’s international net sales include sales from company-operated stores, royalty revenue from franchise and license arrangements, wholesale revenues and direct sales shipped internationally. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s international net sales totaled $289 million and $238 million for the second quarter of 2021 and 2020, respectively. The Company's international net sales totaled $568 million and $418 million for year-to-date 2021 and 2020, respectively.
15. Subsequent Events
Victoria's Secret & Co. Spin-Off
On August 2, 2021, after the NYSE market closing, the Separation of Victoria's Secret & Co. into an independent publicly-traded company was completed and the Company transferred certain assets and liabilities associated with its Victoria's Secret business to Victoria's Secret & Co. The Separation was achieved through the Company's distribution of 100% of the shares of Victoria's Secret & Co. common stock to holders of L Brands' common stock as of the close of business on the record date of July 22, 2021. The Company's stockholders of record received one share of Victoria’s Secret & Co. common stock for every three shares of the Company's common stock. On August 3, 2021, Victoria’s Secret & Co. began trading on the NYSE under the stock symbol "VSCO." The Company retained no ownership interest in Victoria’s Secret & Co. following the Separation. Beginning in the third quarter of fiscal 2021, the historical financial results of the Victoria's Secret business for periods prior to the Distribution Date will be reflected in the Company’s consolidated financial statements as discontinued operations. On August 2, 2021, Victoria's Secret & Co. made cash payments of approximately $976 million to the Company in connection with the Separation. Additionally, the Victoria's Secret & Co. Notes became the obligations of Victoria's Secret & Co. concurrent with the Separation.

Corporate Name Change
On August 2, 2021, in connection with the Separation of the Victoria's Secret business discussed above, the Company changed its name from L Brands, Inc. to Bath & Body Works, Inc. Starting August 3, 2021, the Company's common stock began trading under the stock symbol "BBWI."
Leadership Changes
As previously announced, the Company appointed Wendy C. Arlin as Executive Vice President and Chief Financial Officer effective August 2, 2021. Stuart B. Burgdoerfer retired and ceased serving as Executive Vice President and Chief Financial Officer effective August 2, 2021.
ABL Facility
Subsequent to July 31, 2021, the Company entered into an amendment and restatement of the ABL Facility. For additional information, see Note 9, “Long-term Debt and Borrowing Facilities.”
Repurchase of Notes
Subsequent to July 31, 2021, the Company announced that it had commenced tender offers to purchase for cash its outstanding 2023 Notes, 2025 Notes and 2027 Notes up to a maximum aggregate principal amount of $500 million. The maximum aggregate amount to be purchased by the Company for the 2025 Notes and 2027 Notes is limited to $180 million. On September 2, 2021, the Company announced that it had accepted for early settlement tender offers to purchase $270 million of outstanding 2023 Notes and $180 million of outstanding 2025 Notes for an aggregate purchase price of $532 million. The Company intends to make payment for these accepted notes on September 3, 2021, and expects to recognize a pre-tax loss of approximately $84 million in the third quarter of 2021 related to these purchases. The tender offers will expire on September 16, 2021, unless extended or earlier terminated by the Company.

Common Stock Share Repurchases
Subsequent to July 31, 2021, the Company repurchased an additional 1.0 million shares of its common stock for $65 million under the July 2021 Program.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Bath & Body Works, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheets of Bath & Body Works, Inc. (the Company) as of July 31, 2021 and August 1, 2020, and the related consolidated statements of income (loss), comprehensive income (loss), and total equity (deficit) for the thirteen and twenty-six week periods ended July 31, 2021 and August 1, 2020, and the consolidated statements of cash flows for the twenty-six week periods ended July 31, 2021 and August 1, 2020, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
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
September 2, 2021

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
•the spin-off of Victoria’s Secret may not be tax-free for U.S. federal income tax purposes;
•a loss of synergies from separating the businesses that could negatively impact the balance sheet, profit margins or earnings of Bath & Body Works or that Bath & Body Works does not realize all of the expected benefits of the spin-off;
•general economic conditions, inflation, consumer confidence, consumer spending patterns and market disruptions including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises or other major events, or the prospect of these events;
•the novel coronavirus (COVID-19) global pandemic has had and is expected to continue to have an adverse effect on our business and results of operations;
•the seasonality of our business;
•divestitures or other dispositions and related operations and contingent liabilities from businesses that we have divested;
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
▪significant health hazards or pandemics, which could result in closed factories, reduced workforces, scarcity of raw materials, and scrutiny or embargoing of goods produced in impacted areas;
▪duties, taxes and other charges;
▪legal and regulatory matters;
▪volatility in currency exchange rates;
▪local business practices and political issues;
▪potential delays or disruptions in shipping and transportation and related pricing impacts;
▪disruption due to labor disputes; and
▪changing expectations regarding product safety due to new legislation;
•our geographic concentration of vendor and distribution facilities in central Ohio;
•fluctuations in foreign currency exchange rates;

•the ability of our vendors to deliver products in a timely manner, meet quality standards and comply with applicable laws and regulations;
•fluctuations in product input costs, including those caused by inflation;
•our ability to adequately protect our assets from loss and theft;
•fluctuations in energy costs, including those caused by inflation;
•increases in the costs of mailing, paper, printing or other order fulfillment logistics;
•claims arising from our self-insurance
•our and our third-party service providers' ability to implement and maintain information technology systems and to protect associated data;
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
Executive Overview
In the second quarter of 2021, our operating income increased to $599 million as compared to $44 million in 2020, and our operating income rate increased to 18.1% from 1.9%. These results were primarily driven by increases in net sales at both Bath & Body Works and Victoria’s Secret, the increase in merchandise margin rate at Victoria's Secret and $117 million of Victoria's Secret store asset impairment charges in the prior year. Net sales increased $999 million, or 43%, to $3.318 billion. Sales were strong throughout the second quarter of 2021 as customers responded positively to the merchandise assortments. Second quarter 2020 sales and operating results were negatively impacted by the COVID-19 related store closures for roughly half the quarter.
At Bath & Body Works, net sales increased $451 million, or 36%, to $1.704 billion and operating income increased $94 million, or 28%, to $431 million. We delivered record sales and profitability in the second quarter as sales trends remained strong at continued healthy margin rates. Similar to the first quarter, we were able to be selective on promotional activity. We are optimistic about our Fall and Holiday product assortments and our continued ability to execute against our long-term growth strategy in stores and online. Risks related to COVID-19 persist, and we plan to continue to operate both of our channels in a safe manner for our customers and associates.
At Victoria's Secret, net sales increased $548 million, or 51%, to $1.614 billion and operating income increased to $233 million as compared to a loss of $219 million in the second quarter of 2020. Sales improved as second quarter of 2020 sales were negatively impacted by the closure of stores for approximately 70% of the quarter. Margin results improved during the second quarter of 2021 as we were able to reduce promotional activity, which drove significant improvement to the merchandise margin rate. Additionally, we recognized $117 million of store asset impairment charges in the prior year.
For additional information related to our second quarter 2021 financial performance, see “Results of Operations.”

Impacts of Victoria's Secret Spin-Off
The spin-off of the Victoria’s Secret business into an independent public company was completed on August 2, 2021 subsequent to the end of the second quarter. We believe the spin-off will enable us to maximize management focus and financial flexibility to thrive in an evolving retail environment and deliver long-term profitable growth. Beginning in the third quarter of fiscal 2021, the historical financial results of the Victoria's Secret business for periods prior to the spin-off will be reflected in our consolidated financial statements as discontinued operations.
In connection with the Separation, we expect future capital and expense related to the implementation of new information technology platforms. Although our work is in the early stages and our estimates are preliminary, we currently estimate that our total expenditures could be $100 million to $150 million over the next several years. Such estimates are subject to change as our work continues. Victoria’s Secret & Co. will provide technology services to us under a Transition Services Agreement while we create independent system environments, which we believe will help to minimize dis-synergies. The above estimates are preliminary in nature, are based solely on information available to us as of the date of this quarterly report and are inherently uncertain and subject to change.
Impacts of COVID-19
The coronavirus pandemic has created significant public health concerns as well as economic disruption, uncertainty and volatility. Our operations and financial performance have been materially impacted by the COVID-19 pandemic. In the first quarter of 2020, all of our stores in North America were closed on March 17, 2020, but we were able to re-open the majority of our stores as of the end of the second quarter of 2020. Additionally, operations for Victoria’s Secret Direct were temporarily suspended for approximately one week in late March 2020, while Bath & Body Works Direct remained open for the duration of 2020.
During 2020, we took prudent actions to manage expenses and to maintain our cash position and financial flexibility. We also have adopted new operating models focused on providing a safe store environment for our customers and associates, while also delivering an engaging shopping experience. We remain focused on the safe operations of our distribution, fulfillment and call centers while maximizing our direct businesses. There remains the potential for COVID-related risks of closure or operating restrictions, which could materially impact our operations and financial performance in future periods.

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

	Second Quarter		Year-to-Date
(in millions, except per share amounts)	2021	2020	2021	2020
Detail of Special Items - Income (Expense)
Victoria's Secret Asset Impairment (a)	$—	$(117)	$—	$(214)
Restructuring Charges (b)	—	(81)	—	(81)
Hong Kong Store Closure (c)	—	36	—	36
Special Items included in Operating Income (Loss)	—	(162)	—	(258)
Loss on Extinguishment of Debt (d)	—	—	(105)	—
Special Items included in Other Income (Loss)	—	—	(105)	—
Tax Benefit from the Resolution of Certain Tax Matters (e)	—	21	—	71
Tax Effect of Special Items included in Operating Income (Loss) and Other Income (Loss)	—	22	25	47
Special Items included in Net Income (Loss)	$—	$(119)	$(80)	$(140)

Reconciliation of Reported Operating Income (Loss) to Adjusted Operating Income (Loss)
Reported Operating Income (Loss)	$599	$44	$1,171	$(274)
Special Items included in Operating Income (Loss)	—	162	—	258
Adjusted Operating Income (Loss)	$599	$206	$1,171	$(15)

Reconciliation of Reported Net Income (Loss) to Adjusted Net Income (Loss)
Reported Net Income (Loss)	$374	$(49)	$651	$(346)
Special Items included in Net Income (Loss)	—	119	80	140
Adjusted Net Income (Loss)	$374	$69	$731	$(206)

Reconciliation of Reported Earnings (Loss) Per Diluted Share to Adjusted Earnings (Loss) Per Diluted Share
Reported Earnings (Loss) Per Diluted Share	$1.34	$(0.18)	$2.31	$(1.25)
Special Items included in Earnings (Loss) Per Diluted Share	—	0.42	0.28	0.50
Adjusted Earnings (Loss) Per Diluted Share	$1.34	$0.25	$2.59	$(0.74)
 ________________
(a)We recognized pre-tax impairment charges of $117 million ($99 million after tax) and $97 million ($72 million after tax) related to certain Victoria's Secret store and lease assets in the second and first quarter of 2020, respectively. For additional information see Note 6, "Long-Lived Assets" included in Item 1. Financial Statements.
(b)In the second quarter of 2020, we recognized pre-tax severance charges of $81 million ($65 million after tax) related to headcount reductions as a result of restructuring activities. For additional information, see Note 3, “Restructuring Activities" included in Item 1. Financial Statements.
(c)In the second quarter of 2020, we recognized a net pre-tax gain of $36 million ($25 million after tax) related to the closure of the Victoria’s Secret Hong Kong flagship store. For additional information see Note 6, "Long-Lived Assets" included in Item 1. Financial Statements.
(d)In the first quarter of 2021, we recognized a pre-tax loss of $105 million (after-tax loss of $80 million) due to the early extinguishment of outstanding notes. For additional information see Note 9, "Long-term Debt and Borrowing Facilities" included in Item 1. Financial Statements.

(e)In the second quarter of 2020, we recognized a $21 million income tax benefit related to recent changes in tax legislation included in the CARES Act. In the first quarter of 2020, we recognized a $50 million tax benefit related to the resolution of certain tax matters. For additional information see Note 8, "Income Taxes" included in Item 1. Financial Statements.
Company-Operated Store Data
The following table compares the second quarter of 2021 company-operated store data to the second quarter of 2020 and year-to-date 2021 store data to year-to-date 2020:

	Second Quarter			Year-to-Date
	2021	2020	% Change	2021	2020	% Change
Sales per Average Selling Square Foot (a)
Bath & Body Works U.S.	$265	$148	79%	$493	$240	105%
Victoria’s Secret U.S.	172	54	219%	325	129	152%
Sales per Average Store (in thousands) (a)
Bath & Body Works U.S.	$709	$389	82%	$1,320	$634	108%
Victoria’s Secret U.S.	1,183	364	225%	2,245	867	159%
Average Store Size (selling square feet)
Bath & Body Works U.S.	2,689	2,638	2%
Victoria’s Secret U.S.	6,888	6,937	(1%)
Total Selling Square Feet (in thousands)
Bath & Body Works U.S.	4,472	4,308	4%
Victoria’s Secret U.S.	5,772	5,952	(3%)
 ________________
(a)Sales per average selling square foot and sales per average store, which are indicators of store productivity, are calculated based on store sales for the period divided by the average, including the beginning and end of period, of total square footage and store count, respectively. As a result of the COVID-19 pandemic, all our stores in the U.S. were closed on March 17, 2020 and almost all remained closed as of the beginning of the second quarter of 2020. The COVID-19 related store closures impacted our store operations for roughly half of the second quarter of 2020. As a result, comparisons of year-over-year trends are not a meaningful way to discuss our operating results in the current year.

The following table represents company-operated store data for year-to-date 2021:

	Stores at			Stores at
	January 30, 2021	Opened	Closed	July 31, 2021
Bath & Body Works U.S.	1,633	41	(11)	1,663
Bath & Body Works Canada	103	—	—	103
Total Bath & Body Works	1,736	41	(11)	1,766
Victoria’s Secret U.S.	846	—	(8)	838
Victoria’s Secret Canada	25	1	—	26
Victoria's Secret Beauty and Accessories Greater China	36	1	(1)	36
Victoria's Secret Greater China	26	—	—	26
Total Victoria's Secret	933	2	(9)	926
Total Stores	2,669	43	(20)	2,692

The following table represents company-operated store data for year-to-date 2020:

	Stores at			Stores at
	February 1, 2020	Opened	Closed	August 1, 2020
Bath & Body Works U.S.	1,637	10	(14)	1,633
Bath & Body Works Canada	102	—	—	102
Total Bath & Body Works	1,739	10	(14)	1,735
Victoria’s Secret U.S.	1,053	3	(198)	858
Victoria’s Secret Canada	38	—	(12)	26
Victoria's Secret U.K. / Ireland	26	—	—	26
Victoria's Secret Beauty and Accessories Greater China	41	1	(3)	39
Victoria's Secret Greater China	23	3	(1)	25
Total Victoria's Secret	1,181	7	(214)	974
Total Stores	2,920	17	(228)	2,709
Partner-Operated Store Data
The following table represents partner-operated store data for year-to-date 2021:

	Stores at			Stores at
	January 30, 2021	Opened	Closed	July 31, 2021
Bath & Body Works	288	22	(5)	305
Victoria’s Secret Beauty & Accessories	338	7	(6)	339
Victoria's Secret	120	3	—	123
Total	746	32	(11)	767
The following table represents partner-operated store data for year-to-date 2020:

	Stores at			Stores at
	February 1, 2020	Opened	Closed	August 1, 2020
Bath & Body Works	278	7	(1)	284
Victoria’s Secret Beauty & Accessories	360	2	(13)	349
Victoria's Secret	84	4	—	88
Total	722	13	(14)	721

Results of Operations
Second Quarter of 2021 Compared to Second Quarter of 2020
Operating Income (Loss)
The following table provides our segment operating income (loss) and operating income (loss) rates (expressed as a percentage of net sales) for the second quarter of 2021 in comparison to the second quarter of 2020:

			Operating Income (Loss) Rate
	2021	2020	2021	2020
Second Quarter	(in millions)
Bath & Body Works	$431	$337	25.3%	26.9%
Victoria’s Secret	233	(219)	14.4%	(20.5%)
Other (a)	(65)	(74)	—%	—%
Total Operating Income (Loss)	$599	$44	18.1%	1.9%
  _______________
(a)Includes corporate infrastructure and governance functions, and other non-recurring items that are deemed to be corporate in nature.
For the second quarter of 2021, operating income increased $555 million, to $599 million, from $44 million in the second quarter of 2020, and the operating income rate increased to 18.1% from 1.9%. The drivers of the operating income results are discussed in the following sections.

Net Sales
The following table provides net sales for the second quarter of 2021 in comparison to the second quarter of 2020:

	2021	2020	% Change
Second Quarter	(in millions)
Bath & Body Works Stores - U.S. and Canada	$1,230	$678	81%
Bath & Body Works Direct	407	519	(22%)
Bath & Body Works International (a)	67	56	19%
Total Bath & Body Works	1,704	1,253	36%
Victoria’s Secret Stores - U.S. and Canada	1,037	364	185%
Victoria’s Secret Direct	469	614	(24%)
Victoria’s Secret International (b)	108	88	22%
Total Victoria’s Secret	1,614	1,066	51%
Total Net Sales	$3,318	$2,319	43%
 _______________
(a)Results include royalties associated with franchised store and wholesale sales.
(b)Results include company-operated stores in the U.K. (pre-joint venture) and Greater China, and royalties associated with franchised stores and wholesale sales.

The following table provides a reconciliation of net sales for the second quarter of 2021 to the second quarter of 2020:

	Bath & Body Works	Victoria’s Secret	Total
	(in millions)
2020 Net Sales	$1,253	$1,066	$2,319
Comparable Store Sales	(150)	58	(92)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net (a)	698	593	1,291
Direct Channels	(112)	(142)	(254)
Private Label Credit Card	—	3	3
International Wholesale, Royalty and Other	11	31	42
Foreign Currency Translation	4	5	9
2021 Net Sales	$1,704	$1,614	$3,318
 _______________
(a)Includes the increased sales from period over period due to the 2020 COVID-19 related stores closures.

The following table compares the second quarter of 2021 comparable sales to the second quarter of 2020:

	2021	2020
Comparable Sales (Stores and Direct) (a)
Bath & Body Works (b)	(22%)	123%
Victoria's Secret (c)	(9%)	24%
Total Comparable Sales	(16%)	63%

Comparable Store Sales (a)
Bath & Body Works (b)	(23%)	87%
Victoria's Secret (c)	16%	(12%)
Total Comparable Store Sales	(9%)	33%

________
(a)The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. The change in comparable sales provides an indication of period over period growth (decline). A store is typically included in the calculation of comparable sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Closed stores are excluded from the comparable sales calculation if they have been closed for four consecutive days or more. Upon re-opening, the stores are included in the calculation. Therefore, comparable sales results for the second quarter of 2021 and 2020 exclude the closure period of stores that were closed for four consecutive days or more as a result of the COVID-19 pandemic. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable sales is calculated on a comparable calendar period as opposed to a fiscal basis. Comparable sales attributable to our international stores are calculated on a constant currency basis.
(b)Includes company-operated stores in the U.S. and Canada.
(c)Includes company-operated stores in the U.S., Canada, the U.K. (pre-joint venture) and Greater China.
The results by segment are as follows:
Bath & Body Works
For the second quarter of 2021, net sales increased $451 million to $1.704 billion. Net sales increased in the stores channel by $552 million, or 81%, primarily due to the COVID-19 related store closures in the second quarter of 2020. Direct net sales decreased $112 million, or 22%, primarily due to the reopening of stores this year, as compared to the prior year when stores were closed which drove an increase in sales in the direct channel.
Performance was strong throughout the quarter as we saw positive customer response to our merchandise. We experienced significant growth in fragrant body care, home fragrance and gifting. As expected, soaps and sanitizers declined versus last year’s significant growth.
The decrease in comparable sales was driven by a decrease in average dollar sales in the stores channel and a decline in direct traffic, given the impact from the store closures last year.
Victoria's Secret
For the second quarter of 2021, net sales increased $548 million to $1.614 billion. Net sales increased in U.S. and Canada stores by $673 million, or 185%, primarily due to the COVID-19 related store closures in the second quarter of 2020, partially offset by the impact of the permanent closure of 241 stores in North America in 2020. Direct net sales decreased $145 million, or 24%, primarily due to the reopening of stores this year, as compared to the prior year when stores were closed which drove an increase in sales in the direct channel.
The decrease in comparable sales was driven by a decline in direct traffic, given the impact from the store closures last year, partially offset by an increase in store traffic and average unit retail.
Gross Profit
For the second quarter of 2021, our gross profit increased $787 million to $1.498 billion, and our gross profit rate (expressed as a percentage of net sales) increased to 45.2% from 30.7%, primarily driven by the following:
Bath & Body Works
For the second quarter of 2021, the gross profit increase was due to the increase in merchandise margin dollars related to the increase in net sales, partially offset by a decrease in the merchandise margin rate in the direct business as we returned to a normalized semi-annual sale in June, and higher occupancy expenses due to the increase in net sales.
The gross profit rate increase was driven by buying and occupancy leverage on higher net sales partially offset by a decrease in the merchandise margin rate, reflecting a return to a normalized semi-annual sale and higher supply chain costs due to market constraints and inflation.
Victoria's Secret
For the second quarter of 2021, the gross profit increase was due to the increase in merchandise margin dollars related to the increase in net sales and an increase in the merchandise margin rate driven by improved response to our merchandise assortments, disciplined management of inventory, as well as strong selling execution in stores and online, all of which enabled us to reduce promotional activity during the quarter. Occupancy expenses were lower, driven by store asset impairment charges of $117 million in the prior year and permanent store closures, partially offset by a $39 million gain related to the closure of our Hong Kong flagship store in the prior year.

The gross profit rate increase was driven by buying and occupancy leverage on higher net sales, an increase in the merchandise margin rate reflecting a meaningful pullback in promotional activity and the store asset impairment charges in the prior year.
General, Administrative and Store Operating Expenses
For the second quarter of 2021, our general, administrative and store operating expenses increased $232 million to $899 million due to an increase in store selling expenses as a result of the increase in net sales, an increase in marketing investments due to brand repositioning at Victoria's Secret and the store closures in the prior year, and costs related to legal and separation fees. These increases were partially offset by severance and related costs associated with headcount reductions totaling $81 million in the prior year and savings realized as a result of cost reductions and the impact of the permanent store closures.
The general, administrative and store operating expense rate decreased to 27.1% from 28.8% due to leverage on the increase in net sales.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the second quarter of 2021 and 2020:

Second Quarter	2021	2020
Average daily borrowings (in millions)	$5,528	$6,173
Average borrowing rate (in percentages)	7.2%	6.8%
For the second quarter of 2021, our interest expense decreased $5 million to $99 million due to lower average daily borrowings partially offset by a higher average borrowing rate.
Provision (Benefit) for Income Taxes
For the second quarter of 2021, our effective tax rate was 25.1% compared to 17.7% in the second quarter of 2020. The second quarter of 2021 rate was lower than our combined estimated federal and state statutory rate primarily due to the recognition of excess tax benefits recorded through the Consolidated Statement of Income on share-based awards that vested in the quarter. In the second quarter of 2020, we recognized a benefit for income taxes of $11 million on a loss before income taxes of $60 million. The second quarter of 2020 rate was lower than our combined estimated federal and state statutory rate primarily due to losses related to certain foreign subsidiaries, which generated no tax benefit, offset by changes in tax legislation included in the CARES Act, which resulted in a $21 million tax benefit.
Results of Operations
Year-to-Date 2021 Compared to Year-to-Date 2020
Operating Income (Loss)
The following table provides our segment operating income (loss) and operating income (loss) rates (expressed as a percentage of net sales) for year-to-date 2021 in comparison to year-to-date 2020:

			Operating Income (Loss) Rate
	2021	2020	2021	2020
Year-to-Date	(in millions)
Bath & Body Works	$811	$413	25.6%	20.5%
Victoria’s Secret	477	(573)	15.1%	(29.2%)
Other (a)	(117)	(114)	—%	—%
Total Operating Income (Loss)	$1,171	$(274)	18.5%	(6.9%)
  _______________
(a)Includes corporate infrastructure and governance functions, and other non-recurring items that are deemed to be corporate in nature.
For year-to-date 2021, operating income increased $1.445 billion to operating income of $1.171 billion, and the operating income rate increased to 18.5% from (6.9%). The drivers of the operating income results are discussed in the following sections.

Net Sales
The following table provides net sales for year-to-date 2021 in comparison to year-to-date 2020:

	2021	2020	% Change
Year-to-Date	(in millions)
Bath & Body Works Stores - U.S. and Canada	$2,280	$1,102	107%
Bath & Body Works Direct	756	807	(6%)
Bath & Body Works International (a)	137	105	31%
Total Bath & Body Works	3,173	2,014	58%
Victoria’s Secret Stores - U.S. and Canada	1,970	877	124%
Victoria’s Secret Direct	990	922	7%
Victoria’s Secret International (b)	208	161	30%
Total Victoria’s Secret	3,168	1,960	62%
Total Net Sales	$6,341	$3,974	60%
 _______________
(a)Results include royalties associated with franchised store and wholesale sales.
(b)Results include company-operated stores in the U.K. (pre-joint venture) and Greater China, and royalties associated with franchised stores and wholesale sales.

The following table provides a reconciliation of net sales for year-to-date 2021 to year-to-date 2020:

	Bath & Body Works	Victoria's Secret	Total
	(in millions)
2020 Net Sales	$2,014	$1,960	$3,974
Comparable Store Sales	(102)	70	(32)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net (a)	1,274	994	2,268
Direct Channels	(52)	70	18
Private Label Credit Card	—	6	6
International Wholesale, Royalty and Other	33	60	93
Foreign Currency Translation	6	8	14
2021 Net Sales	$3,173	$3,168	$6,341
 _______________
(a)Includes the increased sales from period over period due to the 2020 COVID-19 related stores closures.

The following table compares year-to-date 2021 comparable sales to year-to-date 2020:

	2021	2020
Comparable Sales (Stores and Direct) (a)
Bath & Body Works (b)	(8%)	84%
Victoria's Secret (c)	6%	3%
Total Comparable Sales	(1%)	32%

Comparable Store Sales (a)
Bath & Body Works (b)	(10%)	54%
Victoria's Secret (c)	9%	(16%)
Total Comparable Store Sales	(2%)	12%
________
(a)The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. The change in comparable sales provides an indication of period over period growth (decline). A store is typically included in the calculation of comparable sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Closed stores are excluded from the comparable sales calculation if they have been closed for four consecutive days or more. Upon re-opening, the stores are included in the calculation. Therefore, comparable sales results for 2021 and 2020 exclude the closure period of stores that were closed for four consecutive days or more as a result of the COVID-19 pandemic. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable sales is calculated on a comparable calendar period as opposed to a fiscal basis. Comparable sales attributable to our international stores are calculated on a constant currency basis.
(b)Includes company-operated stores in the U.S. and Canada.
(c)Includes company-operated stores in the U.S., Canada, the U.K. (pre-joint venture) and Greater China.
The results by segment are as follows:
Bath & Body Works
For year-to-date 2021, net sales increased $1.159 billion to $3.173 billion. Net sales increased in the stores channel by $1.178 billion, or 107%, primarily due to the COVID-19 related store closures in 2020. Direct net sales decreased $51 million, or 6%, primarily due to the reopening of stores this year, as compared to the prior year when stores were closed which drove an increase in sales in the direct channel.
Performance was strong throughout the period as we saw positive customer response to our merchandise. We experienced significant growth in fragrant body care, home fragrance and gifting. As expected, soaps and sanitizers declined versus last year’s significant growth.
The decrease in comparable sales was driven by a decline in store traffic and direct traffic, given the impact from store closures last year, partially offset by a higher average unit retail in the stores channel.
Victoria's Secret
For year-to-date 2021, net sales increased $1.208 billion to $3.168 billion. Net sales increased in U.S. and Canada stores by $1.093 billion, or 124%, primarily due to the COVID-19 related store closures in 2020, partially offset by the impact of the permanent closure of 241 stores in North America in 2020. Direct net sales increased $68 million, or 7%, due to improved customer response to our merchandise assortment as well as the temporary suspension of operations for approximately one week in March 2020. Direct sales last year were positively impacted by the COVID-19 related store closures.
The increase in comparable sales was driven by an increase in average unit retail and store conversion, partially offset by a decline in store and direct traffic.
Gross Profit
For year-to-date 2021, our gross profit increased $1.912 billion to $2.912 billion, and our gross profit rate (expressed as a percentage of net sales) increased to 45.9% from 25.2%, primarily driven by the following:

Bath & Body Works
For year-to-date 2021, the gross profit increase was due to the increase in merchandise margin dollars related to the increase in net sales and an increase in the merchandise margin rate driven by strong customer response to our merchandise assortment which allowed us to reduce our promotional activity. This was partially offset by higher occupancy expenses due to the increase in net sales.
The gross profit rate increase was driven by buying and occupancy leverage on higher net sales and an increase in the merchandise margin rate.
Victoria's Secret
For year-to-date 2021, the gross profit increase was due to the increase in merchandise margin dollars related to the increase in net sales and an increase in the merchandise margin rate driven by improved response to our merchandise assortments, disciplined management of inventory, as well as strong selling execution in stores and online, all of which enabled us to reduce promotional activity during the period. Occupancy expenses were lower, driven by store asset impairment charges of $214 million in the prior year and permanent store closures, partially offset by a $39 million gain related to the closure of our Hong Kong flagship store in the prior year.
The gross profit rate increase was driven by buying and occupancy leverage on higher net sales, an increase in the merchandise margin rate reflecting a meaningful pullback in promotional activity and the store asset impairment charges in the prior year.
General, Administrative and Store Operating Expenses
For year-to-date 2021, our general, administrative and store operating expenses increased $467 million to $1.741 billion due to an increase in store selling expenses as a result of the increase in net sales, an increase in marketing investments, costs related to legal and separation fees, a $35 million charitable contribution to support philanthropic funds and an increase in incentive compensation given company performance. These increases were partially offset by severance and related costs associated with headcount reductions totaling $81 million in the prior year, and savings realized as a result of cost reductions and the impact of the permanent store closures.
The general, administrative and store operating expense rate decreased to 27.4% from 32.1% due to leverage on the increase in net sales.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for year-to-date 2021 and 2020:

Year-to-Date	2021	2020
Average daily borrowings (in millions)	$5,859	$6,125
Average borrowing rate (in percentages)	7.2%	6.5%
For year-to-date 2021, our interest expense increased $11 million to $212 million due to a higher average borrowing rate partially offset by lower average daily borrowings.
Other Loss
For year-to-date 2021, our other loss was $106 million primarily due to a $105 million pre-tax loss associated with the early extinguishment of outstanding notes recognized in the first quarter of 2021.
Provision (Benefit) for Income Taxes
For year-to-date 2021, our effective tax rate was 23.6% compared to 26.7% year-to-date 2020. The year-to-date 2021 rate was lower than the Company's combined estimated federal and state statutory rate primarily due to the recognition of excess tax benefits recorded through the Consolidated Statements of Income on share-based awards that vested year-to-date. The second quarter of 2020 rate was generally consistent with the Company's combined estimated federal and state statutory rate due to the resolution of certain tax matters, which resulted in a $50 million tax benefit and changes in tax legislation included in the CARES Act, which resulted in a $21 million tax benefit, offset by losses related to certain foreign subsidiaries, which generate no tax benefit.

FINANCIAL CONDITION

Liquidity and Capital Resources
Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements and capital expenditures. Our cash provided from operations is impacted by our net income (loss) and working capital changes. Our net income (loss) is impacted by, among other things, sales volume, seasonal sales patterns, success of new product introductions, profit margins and income taxes. Historically, sales are higher during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the summer and fall months as inventory builds in anticipation of the holiday period. Our cash and cash equivalents held by foreign subsidiaries were $286 million as of July 31, 2021.
We believe that our available short-term and long-term capital resources are sufficient to fund foreseeable requirements.
Working Capital and Capitalization
The following table provides a summary of our working capital position and capitalization as of July 31, 2021, January 30, 2021 and August 1, 2020:

	July 31, 2021	January 30, 2021	August 1, 2020
	(in millions)
Net Cash Provided by Operating Activities (a)	$573	$2,039	$286
Capital Expenditures (a)	178	228	124
Working Capital (b)	1,889	2,753	1,072
Capitalization:
Long-term Debt (b)	5,938	6,366	6,269
Shareholders’ Equity (Deficit)	(1,189)	(662)	(1,908)
Total Capitalization	$4,749	$5,704	$4,361
Amounts Available Under the ABL Facility (c)	$—	$—	$—
 _______________
(a)The January 30, 2021 amounts represent a fifty-two-week period, and the July 31, 2021 and August 1, 2020 amounts represent twenty-six-week periods.
(b)As of July 31, 2021, our Working Capital included $600 million associated with Cash in Escrow related to the Victoria's Secret & Co. Spin-off and our Long-term Debt included $592 million related to the Victoria's Secret & Co. Notes.
(c)As of July 31, 2021, our borrowing base was $1.045 billion but we were unable to draw upon the ABL Facility as our consolidated cash balance exceeded $350 million. We had outstanding letters of credit, which reduce our availability under the ABL Facility, of $58 million as of July 31, 2021, $63 million as of January 30, 2021, and $61 million as of August 1, 2020.

Cash Flow
The following table provides a summary of our cash flow activity for year-to-date 2021 and 2020:

	Year-to-Date
	2021	2020
	(in millions)
Cash and Cash Equivalents and Restricted Cash, Beginning of Period	$3,933	$1,499
Net Cash Flows Provided by Operating Activities	573	286
Net Cash Flows Used for Investing Activities	(168)	(116)
Net Cash Flows Provided by (Used for) Financing Activities	(1,752)	1,071
Effects of Exchange Rate Changes on Cash and Cash Equivalents and Restricted Cash	2	(1)
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	(1,345)	1,240
Cash and Cash Equivalents and Restricted Cash, End of Period	$2,588	$2,739

Operating Activities
Net cash provided by operating activities in 2021 was $573 million, including net income of $651 million. Net income included depreciation of $258 million, loss on extinguishment of debt of $105 million, share-based compensation expense of $30 million and deferred tax expense of $16 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal changes in Inventories and Income Taxes Payable, and the change in Other Assets and Liabilities.
Net cash provided by operating activities in 2020 was $286 million, including a net loss of $346 million. Net loss included depreciation of $266 million, store and lease asset impairment charges of $214 million, gain from Victoria's Secret Hong Kong store closure and lease termination of $39 million and share-based compensation expense of $28 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal and COVID-19 related changes in Accounts Payable, Accrued Expenses and Other, Inventories, Income Taxes Payable and Accounts Receivable.
Investing Activities
Net cash used for investing activities in 2021 was $168 million consisting primarily of capital expenditures of $178 million, partially offset by proceeds from other investing activities of $10 million. The capital expenditures included $75 million related to the completion of 76 North American Bath & Body Works real estate projects including 41 new non-mall stores and 35 remodels. Remaining capital expenditures were primarily related to technology and logistics to support growth and capabilities.
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
We are estimating 2021 capital expenditures to be between $345 million and $370 million for the total Company, or between $275 million and $300 million for the Bath & Body Works business. We are continuing our investment in the remodeling and opening of new stores, and we are investing in technology, distribution and logistics capabilities to support our growth.
Financing Activities
Net cash used for financing activities in 2021 was $1.752 billion consisting primarily of payments of $1.194 billion for share repurchases, $1.130 billion in payments for the early extinguishment of outstanding notes, $56 million of tax payments related to share-based awards and dividend payments of $0.15 per share, or $42 million. These decreases were partially offset by the initial $600 million of proceeds from the Victoria's Secret & Co. Notes held in escrow for release upon completion of the Separation, and proceeds from stock option exercises of $76 million.
Net cash provided by financing activities in 2020 was $1.071 billion consisting primarily of net proceeds of $1.231 billion from the issuance of new notes, partially offset by dividend payments of $0.30 per share, or $83 million, and $52 million of net repayments under our Foreign Facilities. We also borrowed and repaid $950 million under our Credit Agreement during 2020.
On August 2, 2021, we completed the Separation of Victoria's Secret & Co. In connection with the Separation, Victoria's Secret & Co. made cash payments of approximately $976 million to us, which we intend to use to fund future share repurchases or dividends, or principal pay downs of debt. Additionally, the Victoria's Secret & Co. Notes became the obligations of Victoria's Secret & Co. concurrent with the Separation.
Subsequent to July 31, 2021, we announced that we had commenced tender offers to purchase for cash our outstanding 2023 Notes, 2025 Notes and 2027 Notes up to a maximum aggregate principal amount of $500 million. The maximum aggregate amount to be purchased by us for the 2025 Notes and 2027 Notes is limited to $180 million. On September 2, 2021, we announced that we had accepted for early settlement tender offers to purchase $270 million of outstanding 2023 Notes and $180 million of outstanding 2025 Notes for an aggregate purchase price of $532 million. We intend to make payment for these accepted notes on September 3, 2021. The tender offers will expire on September 16, 2021, unless extended or earlier terminated by us.
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
In March 2021, our Board of Directors authorized a new $500 million share repurchase plan, which replaced the $79 million remaining under the March 2018 repurchase program. Pursuant to the Board's authorization, we entered into a Rule 10b5-1 purchase plan to effectuate share repurchases for the first $250 million. In May 2021, we initiated a second $250 million Rule 10b5-1 purchase plan to effectuate the remaining share repurchases under the March 2021 repurchase plan.
In July 2021, our Board of Directors authorized a new $1.5 billion share repurchase program, which replaced the $36 million remaining under the March 2021 repurchase program. Under the authorization of this program, we entered into a stock repurchase agreement with our former Chief Executive Officer and certain of his affiliated entities pursuant to which we repurchased 10 million shares of our common stock for an aggregate purchase price of $730 million in July 2021.
We repurchased the following shares of our common stock during year-to-date 2021:

Repurchase Program	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in millions)	(in thousands)	(in millions)
March 2021	$500	6,996	$464	$66.30
July 2021	$1,500	10,000	$730	$73.01
The July 2021 Program had $770 million remaining as of July 31, 2021.
Subsequent to July 31, 2021, we repurchased an additional 1.0 million shares of our common stock for $65 million under the July 2021 Program.
Common Stock Retirement
In accordance with our Board of Directors' resolution, shares of common stock repurchased under the July 2021 Program will be automatically retired and cancelled upon repurchase. As a result, we retired the 10 million shares repurchased under the July 2021 Program in the second quarter of 2021, which resulted in a reduction of $5 million in the par value of Common Stock, $32 million in Paid-in Capital and $693 million in Retained Earnings.
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
Our Board of Directors suspended our quarterly cash dividend beginning in the second quarter of 2020 as a proactive measure to strengthen our financial flexibility and manage through the COVID-19 pandemic. In March 2021, our Board of Directors reinstated our annual dividend at $0.60 per share, beginning with the quarterly dividend paid in June 2021.
Under the authority and declaration of our Board of Directors, we paid the following dividends during year-to-date 2021 and 2020:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2021
Second Quarter	$0.15	$42
First Quarter	—	—
Total	$0.15	$42
2020
Second Quarter	$—	$—
First Quarter	0.30	83
Total	$0.30	$83
In August 2021, our Board of Directors declared the third quarter of 2021 ordinary dividend of $0.15 per share.

Long-term Debt and Borrowing Facilities
The following table provides our outstanding debt balance, net of unamortized debt issuance costs and discounts, as of July 31, 2021, January 30, 2021 and August 1, 2020:

	July 31, 2021	January 30, 2021	August 1, 2020
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$750 million, 6.875% Fixed Interest Rate Secured Notes due July 2025 ("2025 Secured Notes")	$—	$740	$739
Foreign Facilities	—	—	101
Total Senior Secured Debt with Subsidiary Guarantee	$—	$740	$840
Senior Debt with Subsidiary Guarantee
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	$—	$—	$450
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	—	284	858
$320 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	319	319	498
$500 million, 9.375% Fixed Interest Rate Notes due July 2025 ("2025 Notes")	494	493	492
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	279	278	277
$500 million, 5.250% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	497	497	496
$500 million, 7.500% Fixed Interest Rate Notes due June 2029 ("2029 Notes")	489	488	488
$1 billion, 6.625% Fixed Interest Rate Notes due October 2030 ("2030 Notes")	989	988	—
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	991	991	991
$700 million, 6.750% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	694	694	693
Total Senior Debt with Subsidiary Guarantee	$4,752	$5,032	$5,243
Senior Debt
$350 million, 6.950% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$348	$348	$348
$247 million, 7.600% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	246	246	298
Total Senior Debt	$594	$594	$646
Victoria's Secret & Co. Notes
Victoria's Secret & Co. $600 million, 4.625% Fixed Interest Rate Notes due July 2029 ("Victoria's Secret & Co. Notes")	592	—	—
Total	$5,938	$6,366	$6,729
Current Debt	—	—	(460)
Total Long-term Debt, Net of Current Portion	$5,938	$6,366	$6,269
Repurchases of Notes
In April 2021, we completed a make-whole call to repurchase the remaining $285 million of outstanding 2022 Notes and the $750 million of outstanding 2025 Secured Notes. We recognized a pre-tax loss related to this extinguishment of debt of $105 million (after-tax loss of $80 million), which includes the write-offs of unamortized issuance costs. This loss is included in Other Income (Loss) in the year-to-date 2021 Consolidated Statement of Income.
Subsequent to July 31, 2021, we announced that we had commenced tender offers to purchase for cash our outstanding 2023 Notes, 2025 Notes and 2027 Notes up to a maximum aggregate principal amount of $500 million. The maximum aggregate amount to be purchased by us for the 2025 Notes and 2027 Notes is limited to $180 million. On September 2, 2021, we announced that we had accepted for early settlement tender offers to purchase $270 million of outstanding 2023 Notes and $180 million of outstanding 2025 Notes for an aggregate purchase price of $532 million. We intend to make payment for these accepted notes on September 3, 2021, and expect to recognize a pre-tax loss of approximately $84 million in the third quarter of 2021 related to these purchases. The tender offers will expire on September 16, 2021, unless extended or earlier terminated by us.

Victoria's Secret & Co. Notes
In July 2021, Victoria’s Secret & Co., prior to the Separation and while a subsidiary of ours, issued $600 million of 4.625% notes due in July 2029 in a transaction exempt from registration under the Securities Act of 1933, as amended. As of July 31, 2021, the initial proceeds were held in escrow for release to Victoria's Secret & Co. upon satisfaction of certain conditions, including completion of the Separation. If the conditions for the release from escrow of the proceeds were not satisfied, the Victoria's Secret & Co. Notes would have been subject to mandatory redemption. The $600 million initial proceeds are included in Cash in Escrow related to Victoria's Secret & Co. Spin-Off on the July 31, 2021 Consolidated Balance Sheet. The Victoria's Secret & Co. Notes were not guaranteed at issuance by any guarantors or by Bath & Body Works, Inc. or any of our subsidiaries following the Separation.
On August 2, 2021, the Victoria's Secret & Co. Notes became the obligations of Victoria's Secret & Co. concurrent with the Separation. Victoria's Secret & Co. received cash proceeds of $592 million, which were net of issuance costs of $8 million, which it used to partially fund the approximately $976 million cash payments to us in connection with the Separation.
Asset-Backed Revolving Credit Facility
We and certain of our 100% owned subsidiaries guarantee and pledge collateral to secure a revolving credit facility. In April 2020, we entered into an amendment and restatement of the Credit Agreement to convert our credit facility into an asset-backed revolving credit facility. During the first quarter of 2020, in an abundance of caution and as a proactive measure in response to the COVID-19 pandemic, we elected to borrow $950 million from its revolving facility. This borrowing was repaid during the first quarter of 2020 upon completion of the April amendment.
As of July 31, 2021, the ABL Facility, which allowed borrowings and letters of credit in U.S. dollars or Canadian dollars, had aggregate commitments at $1 billion and an expiration date in August 2024.
As of July 31, 2021, the availability under the ABL Facility was the lesser of (i) the borrowing base, determined primarily based on our eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time, the outstanding amount under the ABL Facility exceeded the lesser of (i) the borrowing base and (ii) the aggregate commitment, we would have been required to prepay the outstanding amounts under the ABL Facility to the extent of such excess. In addition, at any time that our consolidated cash balance exceeded $350 million, we would have been required to prepay outstanding amounts under the ABL Facility to the extent of such excess. As of July 31, 2021, our borrowing base was $1.045 billion, but we were unable to draw upon the ABL Facility as our consolidated cash balance exceeded $350 million.
The ABL Facility supports our letter of credit program. We had $58 million of outstanding letters of credit as of July 31, 2021 that reduced our availability under the ABL Facility.
As of July 31, 2021, the ABL Facility fees related to committed and unutilized amounts were 0.30% per annum, and the fees related to outstanding letters of credit were 1.75% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was the London Interbank Offered Rate plus 1.75% per annum. The interest rate on outstanding Canadian dollar-denominated borrowings was the Canadian Dollar Offered Rate plus 1.75% per annum.
The ABL Facility required us to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (1) $100 million or (2) 15% of the maximum borrowing amount. As of July 31, 2021, we were not required to maintain this ratio.
As of July 31, 2021, there were no borrowings outstanding under the ABL Facility.
Subsequent to July 31, 2021, we entered into an amendment and restatement of the ABL Facility. The Amendment reduced the aggregate commitments under the ABL Facility to $750 million, reduced the interest rates on outstanding borrowings by 50 basis points, removed the requirement to prepay outstanding amounts under the ABL Facility should our consolidated cash balance exceed $350 million, extended the expiration date from August 2024 to August 2026 and released Victoria's Secret & Co. subsidiaries as guarantors, among other things.

Foreign Facilities
Certain of our Victoria's Secret subsidiaries in China previously utilized revolving and term loan bank facilities to support their operations. During the second quarter of 2021, with no borrowings outstanding, we terminated the Foreign Facilities.
Credit Ratings
The following table provides our credit ratings as of July 31, 2021:

	Moody’s	S&P
Corporate	Ba3	BB-
Senior Unsecured Debt with Subsidiary Guarantee	Ba3	BB-
Senior Unsecured Debt	B2	B
Outlook	Stable	Stable
Subsequent to July 31, 2021, Moody's upgraded our Corporate and Senior Unsecured Debt with Subsidiary Guarantee ratings to Ba2 and our Senior Unsecured Debt rating to B1 and changed our outlook to Positive. Additionally, S&P upgraded our Corporate and Senior Unsecured Debt with Subsidiary Guarantee ratings to BB and our Senior Unsecured Debt rating to B+ and changed our outlook to Positive.
Guarantor Summarized Financial Information
As of July 31, 2021 certain of our subsidiaries, which are listed on Exhibit 22 to this Quarterly Report on Form 10-Q, have guaranteed our obligations under the 2023 Notes, 2025 Notes, 2027 Notes, 2028 Notes, 2029 Notes, 2030 Notes, 2035 Notes and the 2036 Notes (collectively, the "Notes"). On August 2, 2021, the guarantees provided by subsidiaries which became subsidiaries of Victoria's Secret & Co. were released concurrently with the Separation.
The Notes have been issued by Bath & Body Works, Inc. (the “Parent Company”). The Notes are its senior unsecured obligations and rank equally in right of payment with all of our existing and future senior unsecured obligations, senior to any of our future subordinated indebtedness, are effectively subordinated to all of our existing and future indebtedness that is secured by a lien and are structurally subordinated to all existing and future obligations of each of our subsidiaries that do not guarantee the Notes.
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
The following tables set forth summarized financial information for the Parent Company and the Subsidiary Guarantors on a combined basis after elimination of (i) intercompany transactions and balances among the Parent Company and the Subsidiary Guarantors and (ii) investments in and equity in the earnings of non-Guarantor subsidiaries:

SUMMARIZED BALANCE SHEETS	July 31, 2021	January 30, 2021
	(in millions)
ASSETS
Current Assets (a)	$5,004	$6,813
Noncurrent Assets (b)	4,550	4,795

LIABILITIES
Current Liabilities (c)	$4,716	$5,038
Noncurrent Liabilities (d)	7,861	9,433
 _______________
(a)Includes amounts due from non-Guarantor subsidiaries of $1.812 billion and $1.933 billion as of July 31, 2021 and January 30, 2021, respectively.
(b)Includes amounts due from non-Guarantor subsidiaries of $117 million and $141 million as of July 31, 2021 and January 30, 2021, respectively.

(c)Includes amounts due to non-Guarantor subsidiaries of $2.949 billion and $3.096 billion as of July 31, 2021 and January 30, 2021, respectively.
(d)Includes amounts due to non-Guarantor subsidiaries of $5 million and $476 million as of July 31, 2021 and January 30, 2021, respectively.

SUMMARIZED STATEMENT OF INCOME	Year-to-Date
2021
(in millions)
Net Sales (a)	$6,123
Gross Profit	2,775
Operating Income	1,198
Income Before Income Taxes	852
Net Income (b)	656
 _______________
(a)Includes net sales of $42 million to non-Guarantor subsidiaries.
(b)Includes net loss of $62 million related to transactions with non-Guarantor subsidiaries.
In addition to the Subsidiary Guarantors, a certain subsidiary, which is listed on Exhibit 22 to this Quarterly Report on Form 10-Q, has only guaranteed our obligations under the 2025 Notes and 2030 Notes. This subsidiary had current assets of $15 million and noncurrent assets of $190 million, which included $18 million due from the Subsidiary Guarantors, as of July 31, 2021. Additionally, this subsidiary had assets, all of which were noncurrent, of $235 million as of January 30, 2021. Liabilities for this subsidiary were not material for either July 31, 2021 or January 30, 2021. Further, 2021 Statement of Income activity for this subsidiary was not material.
Contingent Liabilities and Contractual Obligations
La Senza
In connection with the sale of La Senza in the fourth quarter of 2018, certain of our subsidiaries have remaining contingent obligations of approximately $30 million related to lease payments under the current terms of noncancelable leases expiring at various dates through 2028. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the business.
Contractual Obligations
Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other long-term obligations. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. There have been no material changes in our contractual obligations since January 30, 2021, as discussed in “Contingent Liabilities and Contractual Obligations” in our 2020 Annual Report on Form 10-K, other than the issuance of the Victoria's Secret & Co. Notes, which became the obligations of Victoria's Secret & Co. concurrent with the Separation on August 2, 2021, and the repurchase of the 2022 Notes and 2025 Secured Notes. Certain of our contractual obligations may fluctuate during the normal course of business (primarily changes in our merchandise inventory-related purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations).
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
We did not adopt any new accounting standards during the second quarter of 2021 that had a material impact on our consolidated results of operations, financial position or cash flows. In addition, there are no new accounting standards not yet adopted that are expected to have a material impact on our consolidated results of operations, financial position or cash flows.
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
All of our long-term debt as of July 31, 2021 has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. Our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows.
Fair Value of Financial Instruments
As of July 31, 2021, we believe that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity.

The following table provides a summary of the principal value and estimated fair value of outstanding publicly traded debt as of July 31, 2021, January 30, 2021 and August 1, 2020:

	July 31, 2021	January 30, 2021	August 1, 2020
	(in millions)
Principal Value	$5,414	$6,449	$6,708
Fair Value, Estimated (a)	6,581	7,243	6,692
 _______________
(a)The estimated fair value is based on reported transaction prices. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.
As of July 31, 2021, the fair value of the Victoria's Secret & Co. Notes approximated its principal value. The estimated fair value is based on reported transaction prices, which are considered Level 2 inputs in accordance with ASC 820. This estimate is not necessarily indicative of the amount that we could realize in a current market exchange.
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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On May 19, 2020 and January 12, 2021, certain shareholders of ours filed derivative lawsuits in the Court of Common Pleas for Franklin County, Ohio (subsequently removed to the United States District Court for the Southern District of Ohio) and the Delaware Court of Chancery, respectively, naming as defendants certain current and former directors and officers of ours and alleging, among other things, breaches of fiduciary duty through asserted violations of law and failures to monitor workplace conduct (the “Lawsuits”). In addition, we also received litigation and books-and-records demands from certain other shareholders related to the same matters (together with the Lawsuits, the “Actions”).
In July 2021, we announced the global settlement resolving the Actions. The settlement resolves all derivative claims that have been or could have been asserted in the Actions or that involve in any way the allegations referred to in the Actions and releases all such claims against us and our past and present employees, officers and directors, among others. As part of the settlement, we have agreed to implement certain management and governance measures, including the maintenance of a Diversity, Equity, and Inclusion Council. Following the August 2, 2021 spin-off of Victoria’s Secret & Co., the settlement terms will apply to both us and Victoria’s Secret & Co. Each company has committed to invest $45 million over at least five years to fund the management and governance measures.
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
Our recently completed spin-off of the Victoria’s Secret business and related operations could negatively impact our business, and contingent liabilities from the divestiture of such business could adversely affect our financial position and results of operations.
On August 2, 2021, we completed the spin-off of our Victoria’s Secret business. The spin-off poses risks and challenges that could negatively impact our business. The spin-off may impact our credit rating, dilute our earnings per share, have other adverse financial and accounting impacts and distract management. In addition, we may be required to indemnify the new Victoria’s Secret company against known and unknown contingent liabilities in connection with the spin-off of the Victoria’s Secret business. Further, we may not receive tax-free treatment for U.S. federal income tax purposes. The resolution of these contingencies may have a material effect on our financial position and results of operations. Uncertainty about the effect of the spin-off of the Victoria’s Secret business on employees, commercial partners and vendors may have an adverse effect on us. These uncertainties may impair our ability to retain and motivate key personnel and could cause commercial partners, vendors and others that deal with us to defer or decline entering into contracts with us or seek to change existing business relationships with us. In addition, if key employees depart because of uncertainty about their future roles, our business could be harmed. The spin-off may cause disruption in our business and that disruption could result in a loss of revenue. We may incur significant expenses and challenges in connection with the spin-off of the Victoria’s Secret business, which may include expenses and challenges related to the separation of Victoria's Secret from our current information technology environment. Further, the efforts related to the separation of the information technology environment will require significant resources that could impact our ability to keep pace with ongoing advancement of information technology needs of the business.
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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of our common stock during the second quarter of 2021:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
May 2021	1,556	$67.27	1,476	$235,508
June 2021	2,527	67.81	2,519	64,681
July 2021	10,624	72.93	10,393	769,900
Total	14,707		14,388
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

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

Item 5.    OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibits

10.1	Executive Letter Agreement between Bath & Body Works, Inc. and Wendy C. Arlin, dated August 2, 2021.

10.2	Executive Retirement Agreement between L Brands, Inc. and Stuart B. Burgdoerfer, dated August 2, 2021.

15	Letter re: Unaudited Interim Financial Information re: Incorporation of Report of Independent Registered Public Accounting Firm.

22	List of Guarantor Subsidiaries.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BATH & BODY WORKS, INC.
(Registrant)
By:	/s/ WENDY C. ARLIN
Wendy C. Arlin Executive Vice President and Chief Financial Officer *
Date: September 2, 2021
*    Ms. Arlin is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.