Form 10-Q
period 2021-10-30
Bath & Body Works, Inc.
filed 2021-12-03
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2021
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
Not Applicable
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
As of November 26, 2021, the number of outstanding shares of the Registrant’s common stock, was 257,722,930 shares.

BATH & BODY WORKS, INC.

Page No.
Part I. Financial Information

Item 1. Financial Statements *

Consolidated Statements of Income (Loss) for the Thirteen-Weeks and Thirty-Nine-Weeks Ended October 30, 2021 and October 31, 2020 (Unaudited)	3

Consolidated Statements of Comprehensive Income (Loss) for the Thirteen-Weeks and Thirty-Nine-Weeks Ended October 30, 2021 and October 31, 2020 (Unaudited)	3

Consolidated Balance Sheets as of October 30, 2021, January 30, 2021 and October 31, 2020 (Unaudited)	4

Consolidated Statements of Total Equity (Deficit) for the Thirteen-Weeks and Thirty-Nine-Weeks Ended October 30, 2021 and October 31, 2020 (Unaudited)	5

Consolidated Statements of Cash Flows for the Thirty-Nine-Weeks Ended October 30, 2021 and October 31, 2020 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	8

Report of Independent Registered Public Accounting Firm	21

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995	22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	36

Item 4. Controls and Procedures	37

Part II. Other Information	38

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3. Defaults Upon Senior Securities	39

Item 4. Mine Safety Disclosures	39

Item 5. Other Information	39

Item 6. Exhibits	40

Signature	41

*	The Company's fiscal year ends on the Saturday nearest to January 31. As used herein, “third quarter of 2021” and “third quarter of 2020” refer to the thirteen-week periods ended October 30, 2021 and October 31, 2020, respectively. “Year-to-date 2021” and “year-to-date 2020” refer to the thirty-nine-week periods ended October 30, 2021 and October 31, 2020, respectively.

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions except per share amounts)
(Unaudited)

	Third Quarter		Year-to-Date
	2021	2020	2021	2020
Net Sales	$1,681	$1,702	$4,854	$3,716
Costs of Goods Sold, Buying and Occupancy	(842)	(839)	(2,445)	(2,027)
Gross Profit	839	863	2,409	1,689
General, Administrative and Store Operating Expenses	(430)	(427)	(1,279)	(954)
Operating Income	409	436	1,130	735
Interest Expense	(91)	(119)	(301)	(317)
Other Loss	(91)	(52)	(196)	(47)
Income from Continuing Operations Before Income Taxes	227	265	633	371
Provision for Income Taxes	50	69	150	63
Net Income from Continuing Operations	177	196	483	308
Income (Loss) from Discontinued Operations, Net of Tax	(89)	135	256	(324)
Net Income (Loss)	$88	$331	$739	$(16)

Net Income (Loss) per Basic Share
Continuing Operations	$0.67	$0.70	$1.77	$1.11
Discontinued Operations	$(0.34)	$0.48	$0.94	$(1.17)
Total Net Income (Loss) per Basic Share	$0.33	$1.19	$2.71	$(0.06)

Net Income (Loss) per Diluted Share
Continuing Operations	$0.66	$0.69	$1.74	$1.10
Discontinued Operations	$(0.33)	$0.48	$0.92	$(1.15)
Total Net Income (Loss) per Diluted Share	$0.33	$1.17	$2.67	$(0.06)

Dividends Per Share	$0.15	$—	$0.30	$0.30
BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Third Quarter		Year-to-Date
	2021	2020	2021	2020
Net Income (Loss)	$88	$331	$739	$(16)
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	1	(1)	4	(4)
Unrealized Gain (Loss) on Cash Flow Hedges	(1)	—	(1)	2
Reclassification of Cash Flow Hedges to Earnings	1	—	2	(2)
Total Other Comprehensive Income (Loss), Net of Tax	1	(1)	5	(4)
Total Comprehensive Income (Loss)	$89	$330	$744	$(20)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)
(Unaudited)

	October 30, 2021	January 30, 2021	October 31, 2020
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,441	$3,568	$2,433
Accounts Receivable, Net	242	148	161
Inventories	1,149	572	883
Other	153	52	72
Current Assets of Discontinued Operations	—	1,239	1,378
Total Current Assets	2,985	5,579	4,927
Property and Equipment, Net	1,017	1,017	1,064
Operating Lease Assets	1,023	968	875
Goodwill	628	628	628
Trade Names	165	165	165
Deferred Income Taxes	62	58	59
Other Assets	151	175	279
Other Assets of Discontinued Operations	—	2,981	3,164
Total Assets	$6,031	$11,571	$11,161
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$655	$345	$553
Accrued Expenses and Other	636	727	871
Current Operating Lease Liabilities	143	173	182
Income Taxes	1	83	112
Current Liabilities of Discontinued Operations	—	1,498	1,612
Total Current Liabilities	1,435	2,826	3,330
Deferred Income Taxes	146	141	117
Long-term Debt	4,852	6,366	6,364
Long-term Operating Lease Liabilities	993	942	857
Other Long-term Liabilities	280	290	164
Other Long-term Liabilities of Discontinued Operations	—	1,667	1,893
Shareholders’ Equity (Deficit):
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	—	—	—
Common Stock - $0.50 par value; 1,000 shares authorized; 275, 286 and 286 shares issued; 260, 278 and 278 shares outstanding, respectively	137	143	143
Paid-in Capital	904	891	879
Accumulated Other Comprehensive Income	80	83	48
Retained Earnings (Accumulated Deficit)	(1,975)	(1,421)	(2,280)
Less: Treasury Stock, at Average Cost; 15, 8 and 8 shares, respectively	(822)	(358)	(358)
Total Shareholders’ Equity (Deficit)	(1,676)	(662)	(1,568)
Noncontrolling Interest	1	1	4
Total Equity (Deficit)	(1,675)	(661)	(1,564)
Total Liabilities and Equity (Deficit)	$6,031	$11,571	$11,161

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions except per share amounts)
(Unaudited)

Third Quarter 2021

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, July 31, 2021	265	$140	$911	$87	$(1,505)	$(822)	$1	$(1,188)
Net Income	—	—	—	—	88	—	—	88
Other Comprehensive Income	—	—	—	1	—	—	—	1
Total Comprehensive Income	—	—	—	1	88	—	—	89
Victoria's Secret Spin-Off	—	—	—	(8)	(175)	—	—	(183)
Cash Dividends ($0.15 per share)	—	—	—	—	(39)	—	—	(39)
Repurchases of Common Stock	(5)	—	—	—	—	(365)	—	(365)
Treasury Share Retirement	—	(3)	(18)	—	(344)	365	—	—
Share-based Compensation and Other	—	—	11	—	—	—	—	11
Balance, October 30, 2021	260	$137	$904	$80	$(1,975)	$(822)	$1	$(1,675)

Third Quarter 2020

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, August 1, 2020	278	$143	$869	$49	$(2,611)	$(358)	$4	$(1,904)
Net Income	—	—	—	—	331	—	—	331
Other Comprehensive Loss	—	—	—	(1)	—	—	—	(1)
Total Comprehensive Income	—	—	—	(1)	331	—	—	330
Share-based Compensation and Other	—	—	10	—	—	—	—	10
Balance, October 31, 2020	278	$143	$879	$48	$(2,280)	$(358)	$4	$(1,564)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions except per share amounts)
(Unaudited)

Year-to-Date 2021

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, January 30, 2021	278	$143	$891	$83	$(1,421)	$(358)	$1	$(661)
Net Income	—	—	—	—	739	—	—	739
Other Comprehensive Income	—	—	—	5	—	—	—	5
Total Comprehensive Income	—	—	—	5	739	—	—	744
Victoria's Secret Spin-Off	—	—	—	(8)	(175)	—	—	(183)
Cash Dividends ($0.30 per share)	—	—	—	—	(81)	—	—	(81)
Repurchases of Common Stock	(22)	—	—	—	—	(1,559)	—	(1,559)
Treasury Share Retirement	—	(8)	(50)	—	(1,037)	1,095	—	—
Share-based Compensation and Other	4	2	63	—	—	—	—	65
Balance, October 30, 2021	260	$137	$904	$80	$(1,975)	$(822)	$1	$(1,675)

Year-to-Date 2020

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, February 1, 2020	277	$142	$847	$52	$(2,182)	$(358)	$4	$(1,495)
Net Loss	—	—	—	—	(16)	—	—	(16)
Other Comprehensive Loss	—	—	—	(4)	—	—	—	(4)
Total Comprehensive Loss	—	—	—	(4)	(16)	—	—	(20)
Cash Dividends ($0.30 per share)	—	—	—	—	(83)	—	—	(83)
Share-based Compensation and Other	1	1	32	—	—	—	—	33
Balance, October 31, 2020	278	$143	$879	$48	$(2,280)	$(358)	$4	$(1,564)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date
	2021 (a)	2020 (a)
Operating Activities:
Net Income (Loss)	$739	$(16)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation of Long-lived Assets	310	393
Loss on Extinguishment of Debt	195	53
Victoria's Secret Asset Impairment Charges	—	214
Share-based Compensation Expense	38	39
Deferred Income Taxes	19	(14)
Gain from Victoria's Secret Hong Kong Store Closure and Lease Termination	—	(39)
Gain Related to Formation of Victoria's Secret U.K. Joint Venture	—	(30)
Changes in Assets and Liabilities:
Accounts Receivable	(61)	9
Inventories	(617)	(590)
Accounts Payable, Accrued Expenses and Other	132	591
Income Taxes Payable	(149)	(29)
Other Assets and Liabilities	(159)	125
Net Cash Provided by Operating Activities	447	706
Investing Activities:
Capital Expenditures	(241)	(200)
Other Investing Activities	13	17
Net Cash Used for Investing Activities	(228)	(183)
Financing Activities:
Proceeds from Issuance of Long-Term Debt, Net of Issuance Costs	—	2,219
Payments of Long-term Debt	(1,716)	(1,307)
Proceeds from Spin-Off of Victoria's Secret & Co.	976	—
Transfers and Payments to Victoria's Secret & Co. related to Spin-Off	(362)	—
Borrowing from Credit Agreement	—	950
Repayment of Credit Agreement	—	(950)
Net Repayments of Victoria's Secret Foreign Facilities	—	(57)
Repurchases of Common Stock	(1,544)	—
Dividends Paid	(81)	(83)
Tax Payments related to Share-based Awards	(58)	(8)
Proceeds from Stock Option Exercises	81	1
Other Financing Activities	(9)	(36)
Net Cash Provided by (Used for) Financing Activities	(2,713)	729
Effects of Exchange Rate Changes on Cash and Cash Equivalents and Restricted Cash	2	(1)
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	(2,492)	1,251
Cash and Cash Equivalents and Restricted Cash, Beginning of Period	3,933	1,499
Cash and Cash Equivalents and Restricted Cash, End of Period	$1,441	$2,750
 _______________
(a)The cash flows related to discontinued operations have not been segregated. Accordingly, the Consolidated Statements of Cash Flows include the results of continuing and discontinued operations.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business and Basis of Presentation
Description of Business
Bath & Body Works, Inc. ("Bath & Body Works" or the "Company") is a specialty retailer of home fragrance products, body care, and soaps and sanitizers. Through the Bath & Body Works retail brand, the Company sells merchandise through company-operated specialty retail stores in the U.S. and Canada, and through its websites and other channels. The Company's international operations are primarily through franchise, license and wholesale partners.
On August 2, 2021, the Company completed the spin-off of its Victoria's Secret business, which included the Victoria's Secret and PINK brands, into an independent publicly traded company. As a result, the operating results for the Victoria's Secret business through the date of the spin-off are reported in Income (Loss) from Discontinued Operations, Net of Tax in the Consolidated Statements of Income (Loss) for all periods presented. In addition, the related assets and liabilities are reported as Assets and Liabilities of Discontinued Operations on the Consolidated Balance Sheets. Unless otherwise noted, all amounts and disclosures included in the Notes to Consolidated Financial Statements reflect only the Company's continuing operations. For additional information, see Note 2, "Discontinued Operations."
On August 2, 2021, in connection with the spin-off of the Victoria's Secret business discussed above, the Company changed its name from L Brands, Inc. to Bath & Body Works, Inc. Additionally, starting August 3, 2021, the Company's common stock began trading under the stock symbol "BBWI."
Impacts of COVID-19
The coronavirus pandemic ("COVID-19") has created significant public health concerns as well as economic disruption, uncertainty and volatility. The Company's operations and financial performance have been materially impacted by the COVID-19 pandemic. In the first quarter of 2020, all the Company-operated stores were closed on March 17, 2020, but the Company was able to re-open the majority of its stores as of the end of the second quarter of 2020. The Direct business remained open for the duration of 2020. During 2020, the Company took prudent actions to manage expenses and to maintain its cash position and financial flexibility.
The Company adopted new operating models focused on safety. The Company continues to remain focused on providing a safe store environment for its customers and associates, while also delivering an engaging shopping experience. The Company also remains focused on the safe operations of its distribution and fulfillment centers while maximizing its direct business. There remains the potential for COVID-related closures or operating restrictions, which could materially impact the Company's operations and financial performance in future periods.
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “third quarter of 2021” and “third quarter of 2020” refer to the thirteen-week periods ended October 30, 2021 and October 31, 2020, respectively. “Year-to-date 2021” and “year-to-date 2020” refer to the thirty-nine-week periods ended October 30, 2021 and October 31, 2020, respectively.
Basis of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company accounts for investments in unconsolidated entities where it exercises significant influence, but does not have control, using the equity method. Under the equity method of accounting, the Company recognizes its share of the investee's net income or loss. Losses are only recognized to the extent the Company has positive carrying value related to the investee. Carrying values are only reduced below zero if the Company has an obligation to provide funding to the investee. The Company’s share of net income or loss of all unconsolidated entities is included in Other Loss in the Consolidated Statements of Income (Loss). The Company’s equity method investments are required to be reviewed for impairment when it is determined there may be an other-than-temporary loss in value.
Segment Reporting
The Company operates as a single segment that includes all of its continuing operations, which is designed to enable customers to purchase its products through stores or digital channels. The Company previously had two reportable segments: Bath & Body Works and Victoria's Secret. The Victoria's Secret reportable segment was spun-off on August 2, 2021 and is now reported as discontinued operations for all periods through that date.

Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended October 30, 2021 and October 31, 2020 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2020 Annual Report on Form 10-K.
In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments that are of a normal recurring nature and necessary for a fair presentation of the results for the interim periods.
Seasonality of Business
Due to the seasonal variations in the retail industry, the results of operations for the interim period are not necessarily indicative of the results expected for the full fiscal year.
Restricted Cash
During 2020, the Company placed cash on deposit with certain financial institutions as collateral for their lending commitments to certain former Victoria's Secret subsidiaries. These deposits totaled $30 million and $128 million as of January 30, 2021 and October 31, 2020, respectively, and were recorded in Other Assets on the Consolidated Balance Sheets. During the second quarter of 2021, these lending commitments were terminated which released the restrictions on this cash. Accordingly, the balance was reclassified to Cash and Cash Equivalents during the second quarter of 2021.
Derivative Financial Instruments
The Company uses derivative financial instruments to manage exposure to foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. All derivative instruments are recorded on the Consolidated Balance Sheets at fair value.
The earnings of the Company's Canadian operations are subject to exchange rate risk as substantially all the merchandise is sourced through U.S. dollar transactions. The Company uses foreign currency forward contracts designated as cash flow hedges to mitigate this foreign currency exposure. Amounts are reclassified from accumulated other comprehensive income (loss) upon sale of the hedged merchandise to the customer. These gains and losses are recognized in Costs of Goods Sold, Buying and Occupancy in the Consolidated Statements of Income (Loss). The fair value of designated cash flow hedges is not significant for any period presented.
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
Recently Issued Accounting Pronouncements
The Company did not adopt any new accounting standards during the third quarter of 2021 that had a material impact on the Company's consolidated results of operations, financial position or cash flows. In addition, there are no new accounting standards not yet adopted that are expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

2. Discontinued Operations
On July 9, 2021, the Company announced that its Board of Directors approved the previously announced separation of the Victoria’s Secret business (the "Separation") into an independent, publicly traded company, Victoria's Secret & Co. On August 2, 2021 (the “Distribution Date”), after the New York Stock Exchange ("NYSE") market closing, the Separation was completed. The Separation was achieved through the Company's distribution (the "Distribution") of 100% of the shares of Victoria's Secret & Co. common stock to holders of L Brands, Inc. common stock as of the close of business on the record date of July 22, 2021. The Company's stockholders of record received one share of Victoria’s Secret & Co. common stock for every three shares of the Company's common stock. On August 3, 2021, Victoria’s Secret & Co. became an independent, publicly-traded company trading on the NYSE under the stock symbol "VSCO." The Company retained no ownership interest in Victoria’s Secret & Co. following the Separation.
In July 2021, Victoria’s Secret & Co., prior to the Separation and while a subsidiary of the Company, issued $600 million of 4.625% notes due in July 2029 (the "VSCO Notes"). As of July 31, 2021, the initial proceeds were held in escrow for release to Victoria's Secret & Co. upon satisfaction of certain conditions, including completion of the Separation. Additionally, on August 2, 2021, in connection with the Separation, Victoria's Secret & Co. entered into a term loan facility with a credit limit of $400 million and a senior secured asset-based revolving credit facility with a credit limit of $750 million. In connection with the Separation, Victoria's Secret & Co. received net cash proceeds of $384 million from its $400 million borrowing under its credit facilities. The proceeds from the credit facilities and the $592 million net proceeds from the VSCO Notes were used to fund cash payments of $976 million to the Company in connection with the Separation. The Company does not guarantee the VSCO Notes, the Victoria's Secret & Co. term loan facility or the Victoria's Secret & Co. senior secured asset-based revolving credit facility following the Separation.
Cash and Cash Equivalents of $282 million held by Victoria's Secret subsidiaries were transferred to Victoria's Secret & Co. on the Distribution Date. Additionally, the Company made payments of $80 million to Victoria's Secret & Co. during the third quarter for costs incurred prior to the Distribution Date pursuant to the terms of the Separation agreements.
During the third quarter of 2021, the Company recognized a net reduction to retained earnings of $175 million as a result of the Separation, primarily related to the transfer of certain assets and liabilities associated with its Victoria's Secret business to Victoria's Secret & Co. net of the $976 million of cash payments received from Victoria's Secret & Co. Additionally, the Company reclassified out of accumulated other comprehensive income $8 million of accumulated foreign currency translation adjustments related to the Victoria's Secret business.
In connection with the Separation, the Company entered into several agreements with Victoria's Secret & Co. that govern the relationship of the parties following the spin-off, including the Separation and Distribution Agreement, the Transition Services Agreements, the Tax Matters Agreement, the Employee Matters Agreement and the Domestic Transportation Services Agreement.
Under the terms of the Transition Services Agreements, the Company will provide to Victoria's Secret & Co. various services or functions, including human resources, payroll and certain logistics functions. Additionally, Victoria's Secret & Co. will provide to the Company various services or functions, including information technology, certain logistics functions, customer marketing and customer call center services. Generally, these services will be performed for a period of up to two years following the Distribution, except for information technology services, which will be provided for a period of up to three years following the Distribution and may be extended for a maximum of two additional one-year periods subject to increased administrative charges. Consideration and costs for the transition services are determined using several billing methodologies as described in the agreements, including customary billing, pass-through billing, percent of sales billing or fixed fee billing. Consideration for transition services provided to Victoria's Secret & Co. are recorded within the 2021 Consolidated Statements of Income based on the nature of the service and as an offset to expenses incurred to provide the services. Costs for transition services provided by Victoria's Secret & Co. are recorded within the 2021 Consolidated Statements of Income based on the nature of the service. During the third quarter of 2021, the Company recognized consideration of $20 million and recognized costs of $24 million pursuant to the Transition Service Agreements.
Under the terms of the Domestic Transportation Services Agreement, the Company will continue to provide transportation services for Victoria's Secret & Co. merchandise in the United States and Canada for an initial term of three years following the Distribution, which term will thereafter continuously renew unless and until Victoria’s Secret & Co. or the Company elects to terminate the arrangement upon 18 or 36 months’ prior written notice, respectively. Consideration for the transportation services is determined using customary billing and fixed billing methodologies, which are described in the agreement, and are subject to an administrative charge. During the third quarter of 2021, the Company recognized consideration of $18 million pursuant to the Domestic Transportation Services Agreement.
In conjunction with the Separation, the Company has contingent obligations relating to certain lease payments under the current terms of noncancelable leases. For additional information, see Note 13, "Commitments and Contingencies."

Financial Information of Discontinued Operations
Income (Loss) from Discontinued Operations, Net of Tax in the Consolidated Statements of Income (Loss) reflects the after-tax results of the Victoria's Secret business and Separation-related fees, and does not include any allocation of general corporate overhead expense or interest expense of the Company.
The following table summarizes the significant line items included in Income (Loss) from Discontinued Operations, Net of Tax in the Consolidated Statements of Income (Loss) for the third quarter and year-to-date 2021 and 2020:

	Third Quarter		Year-to-Date
	2021	2020	2021	2020
	(in millions)
Net Sales	$25	$1,353	$3,194	$3,313
Costs of Goods Sold, Buying and Occupancy	(14)	(856)	(1,841)	(2,643)
General, Administrative and Store Operating Expenses (a)	(83)	(352)	(975)	(1,098)
Interest Expense	—	(1)	(2)	(5)
Other Income (Loss)	—	1	(1)	(1)
Income (Loss) from Discontinued Operations Before Income Taxes	(72)	145	375	(434)
Provision (Benefit) for Income Taxes	17	10	119	(110)
Income (Loss) from Discontinued Operations, Net of Tax	$(89)	$135	$256	$(324)
 _______________
(a)Includes Separation-related expenses of $76 million and $104 million for the third quarter and year-to-date 2021, respectively. Prior to the third quarter of 2021, these costs were reported in the Other category under the Company's previous segment reporting.

The information presented as discontinued operations on the Consolidated Balance Sheets includes certain assets and liabilities that were transferred to Victoria’s Secret & Co. pursuant to the Separation agreements, and excludes certain liabilities that were retained by the Company in connection with the Separation.

There were no assets or liabilities classified as discontinued operations as of October 30, 2021. The following table summarizes the carrying value of the significant classes of assets and liabilities classified as discontinued operations as of January 30, 2021 and October 31, 2020:

	January 30, 2021	October 31, 2020
	(in millions)
Cash and Cash Equivalents	$335	$189
Accounts Receivable, Net	121	135
Inventories	701	981
Other	82	73
Current Assets of Discontinued Operations	1,239	1,378

Property and Equipment, Net	1,078	1,167
Operating Lease Assets	1,590	1,683
Trade Names	246	246
Deferred Income Taxes	11	11
Other Assets	56	57
Other Assets of Discontinued Operations	$2,981	$3,164

Accounts Payable	$338	$548
Accrued Expenses and Other	730	608
Current Debt	—	11
Current Operating Lease Liabilities	421	443
Income Taxes	9	2
Current Liabilities of Discontinued Operations	1,498	1,612

Deferred Income Taxes	93	73
Long-term Debt	—	87
Long-term Operating Lease Liabilities	1,553	1,709
Other Long-term Liabilities	21	24
Other Long-term Liabilities of Discontinued Operations	$1,667	$1,893

The cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statements of Cash Flows for all periods presented. The following table summarizes depreciation and other significant operating noncash items, capital expenditures and financing activities of discontinued operations for each period presented:

	Year-to-Date
	2021	2020
	(in millions)
Depreciation of Long-Lived Assets	$158	$250
Share-based Compensation Expense	15	20
Victoria's Secret Asset Impairment Charges	—	214
Gain from Victoria's Secret Hong Kong Store Closure and Lease Termination	—	(39)
Gain Related to Formation of Victoria's Secret U.K. Joint Venture	—	(30)
Capital Expenditures	(66)	(111)
Net Repayments of Victoria's Secret Foreign Facilities	—	(57)

3. Revenue Recognition
Accounts receivable, net from revenue-generating activities were $86 million as of October 30, 2021, $51 million as of January 30, 2021 and $82 million as of October 31, 2020. Accounts receivable primarily relate to amounts due from the Company's franchise, license and wholesale partners. Under these arrangements, payment terms are typically 45 to 75 days.
The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty points and direct channel shipments, which are all impacted by seasonal and holiday-related sales patterns. Deferred revenue, which is recorded within Accrued Expenses and Other on the

Consolidated Balance Sheets, was $123 million as of October 30, 2021, $115 million as of January 30, 2021 and $98 million as of October 31, 2020. The Company recognized $66 million as revenue year-to-date 2021 from amounts recorded as deferred revenue at the beginning of the year.
The following table provides a disaggregation of Net Sales for the third quarter and year-to-date 2021 and 2020:

	Third Quarter		Year-to-Date
	2021	2020	2021	2020
	(in millions)
Stores - U.S. and Canada	$1,238	$1,202	$3,518	$2,304
Direct - U.S. and Canada	369	446	1,126	1,254
International (a)	74	54	210	158
Total Net Sales	$1,681	$1,702	$4,854	$3,716
 _______________
(a)Results include royalties associated with franchised store and wholesale sales.

The Company’s net sales outside of the U.S. include sales from company-operated stores in Canada, royalty revenue from franchise and license arrangements and wholesale revenues. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s net sales outside of the U.S. totaled $159 million and $134 million for the third quarter of 2021 and 2020, respectively, and $397 million and $308 million for year-to-date 2021 and 2020, respectively.
4. Restructuring Activities
During the second quarter of 2020, the Company completed a comprehensive review of its home office organizations in order to achieve meaningful reductions in overhead expenses and decentralize significant shared functions and services to support the separation of the Bath & Body Works and Victoria's Secret businesses. Pre-tax severance and related costs associated with these reductions, totaling $30 million, are included in General, Administrative and Store Operating Expenses in the year-to-date 2020 Consolidated Statement of Loss. The remaining liability for unpaid severance and related costs was not significant as of October 30, 2021.
5. Earnings (Loss) Per Share and Shareholders’ Equity (Deficit)
Earnings (Loss) Per Share
Earnings (loss) per basic share is computed based on the weighted-average number of common shares. Earnings (loss) per diluted share include the weighted-average effect of dilutive restricted stock and options on the weighted-average shares outstanding.
The following table provides the weighted-average shares utilized for the calculation of basic and diluted earnings (loss) per share for the third quarter and year-to-date 2021 and 2020:

	Third Quarter		Year-to-Date
	2021	2020	2021	2020
	(in millions)
Common Shares	278	287	285	286
Treasury Shares	(15)	(8)	(13)	(8)
Basic Shares	263	279	272	278
Effect of Dilutive Restricted Stock and Options	4	4	5	3
Diluted Shares	267	283	277	281
Anti-dilutive Options and Awards (a)	1	4	1	5
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
In July 2021, the Company's Board of Directors authorized a new $1.5 billion share repurchase program (the "July 2021 Program"), which replaced the $36 million remaining under the March 2021 repurchase program. Under the authorization of this program, in July 2021 the Company entered into a stock repurchase agreement with its former Chief Executive Officer and certain of his affiliated entities pursuant to which the Company repurchased 10 million shares of its common stock for an aggregate purchase price of $730 million.
The Company repurchased the following shares of its common stock during year-to-date 2021:

Repurchase Program	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in millions)	(in thousands)	(in millions)
March 2021 (a)	$500	6,996	$464	$66.30
July 2021 (a)	$1,500	10,000	$730	$73.01
July 2021 (b)		5,510	$365	$66.21
 _______________
(a)Reflects repurchases of L Brands, Inc. common stock prior to the August 2, 2021 spin-off of Victoria's Secret & Co.
(b)Reflects repurchases of Bath & Body Works, Inc. common stock subsequent to the August 2, 2021 spin-off of Victoria's Secret & Co.
The July 2021 Program had $405 million remaining as of October 30, 2021. There were $15 million of share repurchases reflected in Accounts Payable on the October 30, 2021 Consolidated Balance Sheet.
Subsequent to October 30, 2021, the Company repurchased an additional 2.2 million shares of its common stock for $166 million under the July 2021 Program.
Common Stock Retirement
In accordance with the Company's Board of Directors' resolution, shares of common stock repurchased under the July 2021 Program will be retired and cancelled upon repurchase. As a result, the Company retired the 16 million shares repurchased under the July 2021 Program during year-to-date 2021, which resulted in reductions of $8 million in the par value of Common Stock, $50 million in Paid-in Capital and $1.037 billion in Retained Earnings.
Dividends
Under the authority and declaration of the Board of Directors, the Company paid the following dividends during year-to-date 2021 and 2020:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2021
First Quarter	$—	$—
Second Quarter	0.15	42
Third Quarter	0.15	39
Total	$0.30	$81
2020
First Quarter	$0.30	$83
Second Quarter	—	—
Third Quarter	—	—
Total	$0.30	$83
The Board of Directors suspended the quarterly cash dividend beginning in the second quarter of 2020 as a proactive measure to strengthen the Company's financial flexibility and manage through the COVID-19 pandemic. In March 2021, the Company's Board of Directors reinstated the annual dividend at $0.60 per share, beginning with the quarterly dividend paid in June 2021.
In November 2021, the Company's Board of Directors declared the fourth quarter of 2021 ordinary dividend of $0.15 per share.

6. Inventories
The following table provides details of inventories as of October 30, 2021, January 30, 2021 and October 31, 2020:

	October 30, 2021	January 30, 2021	October 31, 2020
	(in millions)
Finished Goods Merchandise	$941	$410	$693
Raw Materials and Merchandise Components	208	162	190
Total Inventories	$1,149	$572	$883
Inventories are principally valued at the lower of cost or net realizable value, on an average cost basis.
7. Long-Lived Assets
The following table provides details of property and equipment, net as of October 30, 2021, January 30, 2021 and October 31, 2020:

	October 30, 2021	January 30, 2021	October 31, 2020
	(in millions)
Property and Equipment, at Cost	$2,569	$2,412	$2,416
Accumulated Depreciation and Amortization	(1,552)	(1,395)	(1,352)
Property and Equipment, Net	$1,017	$1,017	$1,064

Depreciation expense from continuing operations was $52 million and $48 million for the third quarter of 2021 and 2020, respectively. Depreciation expense from continuing operations was $152 million and $143 million for year-to-date 2021 and 2020, respectively.
8. Equity Investments
Easton
The Company has land and other investments in Easton, a planned community in Columbus, Ohio, that integrates office, hotel, retail, residential and recreational space. These investments, totaling $125 million as of October 30, 2021, $119 million as of January 30, 2021 and $125 million as of October 31, 2020, are recorded in Other Assets on the Consolidated Balance Sheets.
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
9. Income Taxes
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. Due to the impacts of the COVID-19 pandemic, the income tax expense for the third quarter of 2020 was computed on a year-to-date effective tax rate.
For the third quarter of 2021, the Company’s effective tax rate was 22.0% compared to 26.0% in the third quarter of 2020. The third quarter of 2021 rate was lower than the Company's combined estimated federal and state statutory rate primarily due to the resolution of certain tax matters. The third quarter of 2020 rate was generally consistent with the Company's combined federal and state statutory rate.
For year-to-date 2021, the Company's effective tax rate was 23.7% compared to 16.9% year-to-date 2020. The year-to-date 2021 rate was lower than the Company's combined estimated federal and state statutory rate primarily due to the recognition of excess tax benefits recorded through the Consolidated Statements of Income (Loss) on share-based awards that vested year-to-date. The year-to-date 2020 rate was lower than the Company's combined estimated federal and state statutory rate primarily due to the resolution of certain tax matters, which resulted in a $50 million tax benefit.
Income taxes paid were $73 million and $9 million for the third quarter of 2021 and 2020, respectively. Income taxes paid were $403 million and $31 million for year-to-date 2021 and 2020, respectively.

On August 2, 2021, the Company and Victoria's Secret & Co. entered into a Tax Matters Agreement (“TMA”). Under the TMA, the Company will generally be responsible for all U.S. federal, state, local and non-U.S. income taxes of Victoria's Secret & Co. for any taxable period or portion of such period ending on or before the Distribution Date.

10. Long-term Debt and Borrowing Facilities
The following table provides the Company’s outstanding debt balance, net of unamortized debt issuance costs and discounts, as of October 30, 2021, January 30, 2021 and October 31, 2020:

	October 30, 2021	January 30, 2021	October 31, 2020
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$750 million, 6.875% Fixed Interest Rate Secured Notes due July 2025 ("2025 Secured Notes")	$—	$740	$740
Senior Debt with Subsidiary Guarantee
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	$—	$284	$284
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	—	319	319
$320 million, 9.375% Fixed Interest Rate Notes due July 2025 ("2025 Notes")	316	493	493
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	280	278	277
$500 million, 5.250% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	497	497	496
$500 million, 7.500% Fixed Interest Rate Notes due June 2029 ("2029 Notes")	489	488	488
$1 billion, 6.625% Fixed Interest Rate Notes due October 2030 ("2030 Notes")	989	988	988
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	992	991	991
$700 million, 6.750% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	694	694	694
Total Senior Debt with Subsidiary Guarantee	$4,257	$5,032	$5,030
Senior Debt
$350 million, 6.950% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$349	$348	$348
$247 million, 7.600% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	246	246	246
Total Senior Debt	$595	$594	$594
Total Long-term Debt	$4,852	$6,366	$6,364
Repurchases of Notes
In September 2021, the Company completed the tender offers to purchase $270 million of its outstanding 2023 Notes and $180 million of its outstanding 2025 Notes for an aggregate purchase price of $532 million. Additionally, in October 2021, the Company redeemed the remaining $50 million of its outstanding 2023 Notes for $54 million. The Company recognized a pre-tax loss related to this extinguishment of debt of $89 million (after-tax loss of $68 million), which includes the write-offs of unamortized issuance costs. This loss is included in Other Loss in the 2021 Consolidated Statements of Income.
In April 2021, the Company redeemed the remaining $285 million of its outstanding 2022 Notes and the $750 million of its outstanding 2025 Secured Notes. The Company recognized a pre-tax loss related to this extinguishment of debt of $105 million (after-tax loss of $80 million), which includes the write-offs of unamortized issuance costs. This loss is included in Other Loss in the year-to-date 2021 Consolidated Statement of Income.
In October 2020, the Company completed tender offers to purchase $576 million of its outstanding 2022 Notes, $180 million of its outstanding 2023 Notes and $53 million of its outstanding 2037 Notes for $844 million. The Company used the proceeds from the 2030 Notes to fund the purchase price of the tender offers. Additionally, utilizing cash on hand, the Company redeemed the remaining $450 million of its outstanding 6.625% Fixed Interest Rate Notes due April 2021 (the "2021 Notes") for $463 million. The Company recognized a pre-tax loss related to this extinguishment of debt of $53 million (after-tax loss of $40 million), which includes the write-offs of unamortized issuance costs. This loss is included in Other Loss in the 2020 Consolidated Statements of Income (Loss).
Asset-backed Revolving Credit Facility
The Company and certain of the Company's 100% owned subsidiaries guarantee and pledge collateral to secure a revolving credit facility ("Credit Agreement"). In April 2020, the Company entered into an amendment and restatement of the Credit

Agreement to convert the Company’s credit facility into an asset-backed revolving credit facility (“ABL Facility”), which allows borrowings and letters of credit in U.S. dollars or Canadian dollars. During the first quarter of 2020, in an abundance of caution and as a proactive measure in response to the COVID-19 pandemic, the Company elected to borrow $950 million from its revolving facility. This borrowing was repaid during the first quarter of 2020 upon completion of the April amendment.
In August 2021, the Company entered into an amendment and restatement (“Amendment”) of the Credit Agreement. The Amendment reduced the aggregate commitments under the ABL Facility to $750 million, reduced the interest rates on outstanding borrowings by 50 basis points, removed the requirement to prepay outstanding amounts under the ABL Facility should the Company's consolidated cash balance exceed $350 million, extended the expiration date from August 2024 to August 2026 and released Victoria's Secret & Co. subsidiaries as guarantors, among other things.
Availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on the Company's eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time, the outstanding amount under the ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitment, the Company is required to prepay the outstanding amounts under the ABL Facility to the extent of such excess. As of October 30, 2021, the Company's borrowing base was $1.033 billion.
The ABL Facility supports the Company’s letter of credit program. The Company had $16 million of outstanding letters of credit as of October 30, 2021 that reduced its availability under the ABL Facility.
As of October 30, 2021, the ABL Facility fees related to committed and unutilized amounts were 0.30% per annum, and the fees related to outstanding letters of credit were 1.25% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was the London Interbank Offered Rate plus 1.25% per annum. The interest rate on outstanding Canadian dollar-denominated borrowings was the Canadian Dollar Offered Rate plus 1.25% per annum.
The ABL Facility requires the Company to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (1) $70 million or (2) 10% of the maximum borrowing amount. As of October 30, 2021, the Company was not required to maintain this ratio.
As of October 30, 2021, there were no borrowings outstanding under the ABL Facility.
11. Fair Value Measurements
Cash and Cash Equivalents include cash on hand, deposits with financial institutions and highly liquid investments with original maturities of less than 90 days. The Company's Cash and Cash Equivalents are considered Level 1 fair value measurements as they are valued using unadjusted quoted prices in active markets for identical assets.
The following table provides a summary of the principal value and estimated fair value of outstanding publicly traded debt as of October 30, 2021, January 30, 2021 and October 31, 2020:

	October 30, 2021	January 30, 2021	October 31, 2020
	(in millions)
Principal Value	$4,915	$6,449	$6,449
Fair Value, Estimated (a)	5,720	7,243	6,678
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

12. Comprehensive Income
The following table provides the rollforward of accumulated other comprehensive income for year-to-date 2021:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance as of January 30, 2021	$85	$(2)	$83
Other Comprehensive Income (Loss) Before Reclassifications	4	(2)	2
Amounts Reclassified from Accumulated Other Comprehensive Income	—	3	3
Tax Effect	—	—	—
Current-period Other Comprehensive Income	4	1	5
Victoria's Secret Spin-Off	(8)	—	(8)
Balance as of October 30, 2021	$81	$(1)	$80
The following table provides the rollforward of accumulated other comprehensive income for year-to-date 2020:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance as of February 1, 2020	$52	$—	$52
Other Comprehensive Income (Loss) Before Reclassifications	(4)	2	(2)
Amounts Reclassified from Accumulated Other Comprehensive Income	—	(2)	(2)
Tax Effect	—	—	—
Current-period Other Comprehensive Loss	(4)	—	(4)
Balance as of October 31, 2020	$48	$—	$48

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
In July 2021, the Company announced the global settlement resolving the Actions. The settlement resolves all derivative claims that have been or could have been asserted in the Actions or that involve in any way the allegations referred to in the Actions and releases all such claims against the Company and past and present Company employees, officers and directors, among others. As part of the settlement, the Company has agreed to implement certain management and governance measures, including the maintenance of a Diversity, Equity, and Inclusion Council. Following the August 2, 2021 spin-off of Victoria’s Secret & Co., the settlement terms will apply to both the Company and Victoria’s Secret & Co. Each company has committed to invest $45 million over at least five years to fund the management and governance measures. The settlement is subject to approval of the United States District Court of the Southern District of Ohio.

Lease Guarantees
In connection with the spin-off of Victoria's Secret & Co., the Company has remaining contingent obligations of approximately $280 million related to lease payments under the current terms of noncancelable leases, primarily related to office space, expiring at various dates through 2037. In addition, in connection with the sale of La Senza in the fourth quarter of 2018, the Company has remaining contingent obligations of approximately $27 million related to lease payments under the current terms of noncancelable leases expiring at various dates through 2028. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of these businesses. The Company's reserves related to these obligations were not significant as of October 30, 2021.
14. Share-based Compensation
In connection with the spin-off of Victoria's Secret & Co. on August 2, 2021, the Company adjusted its outstanding share-based awards in accordance with the terms of the Employee Matters Agreement. Adjustments to the underlying shares and terms of outstanding restricted stock and stock options were made to preserve the intrinsic value of the awards immediately before the Separation. The adjustment of the underlying shares and exercise prices, as applicable, was determined using a ratio based on the relative values of the Company's pre-Distribution stock price and the Company's post-Distribution stock price. The outstanding awards continue to vest over their original vesting periods. The Company did not recognize any incremental compensation cost related to the adjustment of outstanding awards.
Restricted Stock
The following table provides the Company’s restricted stock activity for the year-to-date period ended October 30, 2021:

Number of Shares
(in thousands)
Unvested as of January 30, 2021	6,647
Converted to Victoria's Secret & Co. Shares	(2,537)
Spin-Off Related Adjustment	807
Granted	1,501
Vested	(2,150)
Cancelled	(161)
Unvested as of October 30, 2021	4,107
Stock Options
The following table provides the Company’s stock option activity for the year-to-date period ended October 30, 2021:

Number of Shares
(in thousands)
Outstanding as of January 30, 2021	4,163
Converted to Victoria's Secret & Co. Shares	(1,042)
Spin-Off Related Adjustment	288
Granted	228
Exercised	(1,861)
Cancelled	(607)
Outstanding as of October 30, 2021	1,169
Options Exercisable as of October 30, 2021	915

15. Retirement Benefits
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
16. Subsequent Events
Subsequent to October 30, 2021, the Company repurchased an additional 2.2 million shares of its common stock for $166 million under the July 2021 Program.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Bath & Body Works, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheets of Bath & Body Works, Inc. (the Company) as of October 30, 2021 and October 31, 2020, and the related consolidated statements of income (loss), comprehensive income (loss), and total equity (deficit) for the thirteen and thirty-nine week periods ended October 30, 2021 and October 31, 2020, and the consolidated statements of cash flows for the thirty-nine week periods ended October 30, 2021 and October 31, 2020, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of January 30, 2021, and the related consolidated statements of income (loss), comprehensive income (loss), total equity (deficit), and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated March 19, 2021, we expressed an unqualified audit opinion on those consolidated financial statements. As described in Note 2 to the Company’s unaudited interim financial statements, on August 2, 2021, the Company completed the separation of the Victoria’s Secret business by means of a spin-off. Accordingly, the Company presented the assets and liabilities of the Victoria’s Secret business as discontinued operations separate from the Company’s continuing operations on a retrospective basis, resulting in revision of the January 30, 2021 consolidated balance sheet. We have not audited and reported on the revised balance sheet reflecting Victoria’s Secret as discontinued operations.
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
December 3, 2021

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
•a loss of synergies from separating the businesses that could negatively impact the balance sheet, profit margins or earnings of the Company or that the Company does not realize all of the expected benefits of the spin-off;
•general economic conditions, inflation, consumer confidence, consumer spending patterns and market disruptions including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises or other major events, or the prospect of these events;
•the COVID-19 global pandemic has had and is expected to continue to have an adverse effect on our business and results of operations;
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
▪delays or disruptions in shipping and transportation and related pricing impacts;
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
•shareholder activism matters;
•our ability to maintain our credit ratings;
•our ability to service or refinance our debt and maintain compliance with our restrictive covenants;
•our ability to comply with laws, regulations and technology platform rules or other obligations related to data privacy and security;
•our ability to comply with regulatory requirements;
•legal and compliance matters; and
•tax, trade and other regulatory matters.
We are not under any obligation and do not intend to make publicly available any update or other revisions to any of the forward-looking statements contained in this report to reflect circumstances existing after the date of this report or to reflect the occurrence of future events even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Additional information regarding these and other factors can be found in Item 1A. Risk Factors and in our 2020 Annual Report on Form 10-K.
Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The following information should be read in conjunction with our financial statements and the related notes included in Item 1. Financial Statements in this Form 10-Q.
Victoria's Secret Spin-Off
On August 2, 2021, we completed the spin-off of our Victoria's Secret business, which included the Victoria's Secret and PINK brands, into an independent publicly traded company. As a result, the operating results for the Victoria's Secret business through the date of the spin-off are reported in Income (Loss) from Discontinued Operations, Net of Tax in the Consolidated Statements of Income (Loss) for all periods presented. In addition, the related assets and liabilities are reported as Assets and Liabilities of Discontinued Operations on the Consolidated Balance Sheets.
Unless otherwise noted, all amounts, percentages and discussion reflect only the results of operations and financial condition from our continuing operations.
In connection with the spin-off, we expect future capital and expense related to the implementation of new information technology platforms. Although our work is in the early stages and our estimates are preliminary, we currently estimate that our total expenditures could be $100 million to $150 million over the next several years. Such estimates are subject to change as our work continues. Victoria’s Secret & Co. will provide technology services to us under a Transition Services Agreement while we create independent system environments, which we believe will help to minimize dis-synergies. The above estimates are preliminary in nature, are based solely on information available to us as of the date of this quarterly report and are inherently uncertain and subject to change.
Executive Overview
In the third quarter of 2021, net sales decreased $21 million, or 1%, to $1.681 billion and our operating income decreased $27 million, or 6%, to $409 million. On a two-year basis, net sales increased $582 million, or 53%, compared to $1.099 billion in the third quarter of 2019. Performance was strong throughout the quarter as we saw good customer response to our fall seasonal and Halloween merchandise. Higher supply chain and transportation costs this year, due to market constraints and inflation, negatively impacted gross margin dollars. We were able to offset some of these cost increases through ticket price increases and adjustments to promotional offers.

We believe we are well-positioned as we go into the important Holiday season and fourth quarter. We proactively managed production and promotions throughout the third quarter and did not experience significant out-of-stocks, and we expect our assortments to be full and abundant for Holiday. We are partnering closely with our vendors to support production needs in order to continue to meet customer demand. Inflationary pressure in raw materials, wages, supply chain and transportation costs negatively impacted our third quarter results and will put even more pressure on our fourth quarter results. We will continue to proactively manage pricing and promotion with the goal of offsetting this cost pressure where possible. Risks related to COVID-19 persist, and we expect to continue to operate both of our channels in a safe manner for our customers and associates.
For additional information related to our third quarter 2021 financial performance, see “Results of Operations.”
Impacts of COVID-19
The coronavirus pandemic has created significant public health concerns as well as economic disruption, uncertainty and volatility. Our operations and financial performance have been materially impacted by the COVID-19 pandemic. In the first quarter of 2020, all of our company-operated stores were closed on March 17, 2020, but we were able to re-open the majority of our stores as of the end of the second quarter of 2020. Our Direct business remained open for the duration of 2020. During 2020, we took prudent actions to manage expenses and to maintain our cash position and financial flexibility.
We adopted new operating models focused on safety. We continue to remain focused on providing a safe store environment for our customers and associates, while also delivering an engaging shopping experience. We also remain focused on the safe operations of our distribution and fulfillment centers while maximizing our direct business. There remains the potential for COVID-related closures or operating restrictions, which could materially impact our operations and financial performance in future periods.
Adjusted Financial Information from Continuing Operations
In addition to our results provided in accordance with GAAP above and throughout this Form 10-Q, provided below are non-GAAP measurements which present operating income, net income from continuing operations and earnings from continuing operations per share in 2021 and 2020 on an adjusted basis, which remove certain special items. We believe that these special items are not indicative of our ongoing operations due to their size and nature. We use adjusted financial information as key performance measures of results of operations for the purpose of evaluating performance internally. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Instead, we believe that the presentation of adjusted financial information provides additional information to investors to facilitate the comparison of past and present operations. Further, our definitions of adjusted financial information may differ from similarly titled measures used by other companies. The table below reconciles the GAAP financial measures to the non-GAAP financial measures.

	Third Quarter		Year-to-Date
(in millions, except per share amounts)	2021	2020	2021	2020
Reconciliation of Reported Operating Income to Adjusted Operating Income
Reported Operating Income	$409	$436	$1,130	$735
Restructuring Charges (a)	—	—	—	30
Adjusted Operating Income	$409	$436	$1,130	$765

Reconciliation of Reported Net Income from Continuing Operations to Adjusted Net Income from Continuing Operations
Reported Net Income from Continuing Operations	$177	$196	$483	$308
Restructuring Charges (a)	—	—	—	30
Loss on Extinguishment of Debt (b)	89	53	195	53
Tax Benefit from the Resolution of Certain Tax Matters (c)	—	—	—	(50)
Tax Benefit of Special Items in Operating Income and Other Loss	(21)	(13)	(47)	(18)
Adjusted Net Income from Continuing Operations	$245	$236	$631	$323

Reconciliation of Reported Earnings from Continuing Operations Per Diluted Share to Adjusted Earnings from Continuing Operations Per Diluted Share
Reported Earnings from Continuing Operations Per Diluted Share	$0.66	$0.69	$1.74	$1.10
Restructuring Charges (a)	—	—	—	0.09
Loss on Extinguishment of Debt (b)	0.25	0.14	0.53	0.14
Tax Benefit from the Resolution of Certain Tax Matters (c)	—	—	—	(0.18)
Adjusted Earnings from Continuing Operations Per Diluted Share	$0.92	$0.83	$2.28	$1.14

 ________________
(a)In the second quarter of 2020, we recognized pre-tax severance charges of $30 million ($24 million after tax) related to headcount reductions as a result of restructuring activities. For additional information, see Note 4, “Restructuring Activities" included in Item 1. Financial Statements.
(b)In the third and first quarter of 2021, we recognized pre-tax losses of $89 million and $105 million (after-tax losses of $68 million and $80 million), respectively, due to the early extinguishment of outstanding notes. In the third quarter of 2020, we recognized a pre-tax loss of $53 million (after-tax loss of $40 million) due to the early extinguishment of outstanding notes. For additional information, see Note 10, "Long-term Debt and Borrowing Facilities" included in Item 1. Financial Statements.
(c)In the first quarter of 2020, we recognized a $50 million tax benefit related to the resolution of certain tax matters. For additional information, see Note 9, "Income Taxes" included in Item 1. Financial Statements.
Company-Operated Store Data
The following table compares company-operated U.S. store data for the third quarter of 2021 to the third quarter of 2020, and year-to-date 2021 to year-to-date 2020:

	Third Quarter			Year-to-Date
	2021	2020	% Change	2021	2020	% Change
Sales per Average Selling Square Foot (a)	$257	$258	—%	$751	$497	51%
Sales per Average Store (in thousands) (a)	$692	$683	1%	$2,014	$1,314	53%
Average Store Size (selling square feet)	2,700	2,654	2%
Total Selling Square Feet (in thousands)	4,514	4,360	4%
 ________________
(a)Sales per average selling square foot and sales per average store, which are indicators of store productivity, are calculated based on store sales for the period divided by the average, including the beginning and end of period, of total square footage and store count, respectively. As a result of the COVID-19 pandemic, all our stores in the U.S. were closed on March 17, 2020 with the majority having been re-opened as of the beginning of the third quarter of 2020. As a result, comparisons of year-to-date trends are not a meaningful way to discuss our operating results in the current year.

The following table represents company-operated store data for year-to-date 2021:

	Stores			Stores
	January 30, 2021	Opened	Closed	October 30, 2021
United States	1,633	50	(11)	1,672
Canada	103	—	—	103
Total	1,736	50	(11)	1,775

The following table represents company-operated store data for year-to-date 2020:

	Stores			Stores
	February 1, 2020	Opened	Closed	October 31, 2020
United States	1,637	24	(18)	1,643
Canada	102	1	—	103
Total	1,739	25	(18)	1,746

Partner-Operated Store Data
The following table represents partner-operated store data for year-to-date 2021:

	Stores			Stores
	January 30, 2021	Opened	Closed	October 30, 2021
International	270	30	(7)	293
International - Travel Retail	18	1	—	19
Total International	288	31	(7)	312
The following table represents partner-operated store data for year-to-date 2020:

	Stores			Stores
	February 1, 2020	Opened	Closed	October 31, 2020
International	262	10	(3)	269
International - Travel Retail	16	1	—	17
Total International	278	11	(3)	286

Results of Operations
Third Quarter of 2021 Compared to Third Quarter of 2020
For the third quarter of 2021, operating income decreased $27 million, to $409 million, from $436 million in the third quarter of 2020, and the operating income rate decreased to 24.3% from 25.6%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for the third quarter of 2021 in comparison to the third quarter of 2020:

	2021	2020	% Change
Third Quarter	(in millions)
Stores - U.S. and Canada	$1,238	$1,202	3%
Direct - U.S. and Canada	369	446	(17%)
International (a)	74	54	37%
Total Net Sales	$1,681	$1,702	(1%)
 _______________
(a)Results include royalties associated with franchised store and wholesale sales.

The following table provides a reconciliation of net sales for the third quarter of 2021 to the third quarter of 2020:

(in millions)
2020 Net Sales	$1,702
Comparable Store Sales	(22)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	54
Direct Channels	(77)
International Wholesale, Royalty and Other	20
Foreign Currency Translation	4
2021 Net Sales	$1,681

The following table compares the third quarter of 2021 comparable sales to the third quarter of 2020:

	2021	2020
Comparable Sales (Stores and Direct) (a)	(7%)	56%
Comparable Store Sales (a)	(2%)	38%

________
(a)The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. The change in comparable sales provides an indication of period over period growth (decline). A store is typically included in the calculation of comparable sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Closed stores are excluded from the comparable sales calculation if they have been closed for four consecutive days or more. Upon re-opening, the stores are included in the calculation. Therefore, comparable sales results for 2021 and 2020 exclude the closure period of stores that were closed for four consecutive days or more as a result of the COVID-19 pandemic. Additionally, stores are excluded if total selling square footage in the center changes by 20% or more through the opening or closing of a second store. The percentage change in comparable sales is calculated on a comparable calendar period as opposed to a fiscal basis. Comparable sales attributable to our Canadian stores are calculated on a constant currency basis.
For the third quarter of 2021, net sales decreased $21 million to $1.681 billion. Net sales increased in the stores channel by $36 million, or 3%, primarily due to the 29 net new stores opened subsequent to the third quarter of 2020. Direct net sales decreased $77 million, or 17%, primarily due to declines in digital traffic and conversion given the impact from the store closures last year. International net sales increased by $20 million, or 37%, due to increases in partner-operated stores and websites as well as the COVID-19 related closures in the third quarter of 2020.
Performance was strong throughout the quarter as we saw good customer response to our fall seasonal and Halloween merchandise. We experienced growth in fragrant body care, home fragrance, and gifting and accessories. As expected, soaps and sanitizers declined versus last year’s significant growth.
The decrease in comparable sales was primarily driven by declines in conversion in both channels and digital traffic, partially offset by increased traffic and average unit retail in the stores channel and average order size in the digital channel. Comparable sales trends in both channels were impacted by changing consumer behaviors associated with the COVID-19 pandemic.
Gross Profit
For the third quarter of 2021, our gross profit decreased $24 million to $839 million, and our gross profit rate (expressed as a percentage of net sales) decreased to 49.9% from 50.7%. Gross profit decreased due to the decrease in merchandise margin dollars related to the decline in net sales and higher supply chain and transportation costs this year, due to market constraints and inflation. The gross profit rate decreased due to the higher supply chain and transportation costs this year, partially offset by a higher average unit retail pricing.
General, Administrative and Store Operating Expenses
For the third quarter of 2021, our general, administrative and store operating expenses increased $3 million to $430 million, and the rate increased to 25.6% from 25.1%. General, administrative and store operating expenses and rate increased primarily due to an increase in marketing investments.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the third quarter of 2021 and 2020:

Third Quarter	2021	2020
Average daily borrowings (in millions)	$5,116	$6,922
Average borrowing rate (in percentages)	7.2%	7.0%
For the third quarter of 2021, our interest expense decreased $28 million to $91 million due to lower average daily borrowings partially offset by a higher average borrowing rate.
Other Loss
For third quarter of 2021, our other loss was $91 million, primarily due to an $89 million pre-tax loss associated with the early extinguishment of outstanding notes. For third quarter of 2020, our other loss was $52 million, primarily due to a $53 million pre-tax loss associated with the early extinguishment of outstanding notes.
Provision for Income Taxes
For the third quarter of 2021, our effective tax rate was 22.0% compared to 26.0% in the third quarter of 2020. The third quarter of 2021 rate was lower than our combined estimated federal and state statutory rate primarily due to the resolution of certain tax matters. The third quarter of 2020 rate was generally consistent with our combined federal and state statutory rate.

Results of Operations
Year-to-Date 2021 Compared to Year-to-Date 2020
For year-to-date 2021, operating income increased $395 million to $1.130 billion, from $735 million year-to-date 2020, and the operating income rate increased to 23.3% from 19.8%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for year-to-date 2021 in comparison to year-to-date 2020:

	2021	2020	% Change
Year-to-Date	(in millions)
Stores - U.S. and Canada	$3,518	$2,304	53%
Direct - U.S. and Canada	1,126	1,254	(10%)
International (a)	210	158	33%
Total Net Sales	$4,854	$3,716	31%
 _______________
(a)Results include royalties associated with franchised store and wholesale sales.

The following table provides a reconciliation of net sales for year-to-date 2021 to year-to-date 2020:

(in millions)
2020 Net Sales	$3,716
Comparable Store Sales	(123)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net (a)	1,327
Direct Channels	(128)
International Wholesale, Royalty and Other	52
Foreign Currency Translation	10
2021 Net Sales	$4,854
 _______________
(a)Includes the increased sales from period over period due to the 2020 COVID-19 related stores closures.
The following table compares year-to-date 2021 comparable sales to year-to-date 2020:

	2021	2020
Comparable Sales (Stores and Direct) (a)	(8%)	70%
Comparable Store Sales (a)	(6%)	45%
________
(a)The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. The change in comparable sales provides an indication of period over period growth (decline). A store is typically included in the calculation of comparable sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Closed stores are excluded from the comparable sales calculation if they have been closed for four consecutive days or more. Upon re-opening, the stores are included in the calculation. Therefore, comparable sales results for 2021 and 2020 exclude the closure period of stores that were closed for four consecutive days or more as a result of the COVID-19 pandemic. Additionally, stores are excluded if total selling square footage in the center changes by 20% or more through the opening or closing of a second store. The percentage change in comparable sales is calculated on a comparable calendar period as opposed to a fiscal basis. Comparable sales attributable to our Canadian stores are calculated on a constant currency basis.
For year-to-date 2021, net sales increased $1.138 billion to $4.854 billion. Net sales increased in the stores channel by $1.214 billion, or 53%, primarily due to the COVID-19 related store closures in 2020. Direct net sales decreased $128 million, or 10%, primarily due to the reopening of stores this year, as compared to the prior year when stores were closed which drove an increase in sales in the direct channel. International net sales increased by $52 million, or 33%, due to increases in partner-operated stores and websites as well as the COVID-19 related closures in 2020.
Performance was strong throughout the period as we saw positive customer response to our merchandise. We experienced significant growth in fragrant body care, home fragrance and gifting and accessories. As expected, soaps and sanitizers declined versus last year’s significant growth.

Gross Profit
For year-to-date 2021, our gross profit increased $720 million to $2.409 billion, and our gross profit rate (expressed as a percentage of net sales) increased to 49.6% from 45.5%. Gross profit increased due to the increase in merchandise margin dollars related to the increase in net sales, partially offset by higher occupancy expenses due to the increase in net sales. The gross profit rate increased due to buying and occupancy leverage on higher net sales.
General, Administrative and Store Operating Expenses
For year-to-date 2021, our general, administrative and store operating expenses increased $325 million to $1.279 billion, and the rate increased to 26.3% from 25.7%. General, administrative and store operating expenses increased due to an increase in store selling expenses as a result of the increase in net sales, an increase in marketing investments and an increase in charitable contributions to support philanthropic funds. These increases were partially offset by severance and related costs associated with headcount reductions totaling $30 million in the prior year. The general, administrative and store operating expense rate increased primarily due to the increase in marketing investments.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for year-to-date 2021 and 2020:

Year-to-Date	2021	2020
Average daily borrowings (in millions)	$5,577	$6,391
Average borrowing rate (in percentages)	7.2%	6.7%
For year-to-date 2021, our interest expense decreased $16 million to $301 million due to lower average daily borrowings partially offset by a higher average borrowing rate.
Other Loss
For year-to-date 2021, our other loss was $196 million, primarily due to $195 million pre-tax losses associated with the early extinguishment of outstanding notes. For year-to-date 2020, our other loss was $47 million, primarily due to a $53 million pre-tax loss associated with the early extinguishment of outstanding notes.
Provision for Income Taxes
For year-to-date 2021, our effective tax rate was 23.7% compared to 16.9% year-to-date 2020. The year-to-date 2021 rate was lower than our combined estimated federal and state statutory rate primarily due to the recognition of excess tax benefits recorded through the Consolidated Statements of Income (Loss) on share-based awards that vested year-to-date. The year-to-date 2020 rate was lower than our combined estimated federal and state statutory rate primarily due to the resolution of certain tax matters, which resulted in a $50 million tax benefit.

FINANCIAL CONDITION

Liquidity and Capital Resources
Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements and capital expenditures. Our cash provided from operations is impacted by our net income (loss) and working capital changes. Our net income (loss) is impacted by, among other things, sales volume, seasonal sales patterns, success of new product introductions, profit margins and income taxes. Historically, sales are higher during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the summer and fall months as inventory builds in anticipation of the holiday period. Our cash and cash equivalents held by foreign subsidiaries were $150 million as of October 30, 2021.
We believe that our available short-term and long-term capital resources are sufficient to fund foreseeable requirements.

Working Capital and Capitalization
The following table provides a summary of our working capital position and capitalization as of October 30, 2021, January 30, 2021 and October 31, 2020:

	October 30, 2021	January 30, 2021	October 31, 2020
	(in millions)
Working Capital, Net of Assets and Liabilities from Discontinued Operations (a)	$1,550	$3,012	$1,831
Capitalization:
Long-term Debt	4,852	6,366	6,364
Shareholders’ Equity (Deficit)	(1,676)	(662)	(1,568)
Total Capitalization	$3,176	$5,704	$4,796
Amounts Available Under the ABL Facility (b)	$734	$—	$—
 _______________
(a)The balances as of January 30, 2021 and October 31, 2020 exclude the carrying value of assets and liabilities reported as discontinued operations on the Consolidated Balance Sheets.
(b)We had outstanding letters of credit, which reduce our availability under the ABL Facility, of $16 million as of October 30, 2021. As of January 30, 2021 and October 31, 2020, we were unable to draw upon the ABL Facility as our consolidated cash balance exceeded $350 million.

Cash Flow
The cash flows related to discontinued operations have not been segregated. Accordingly, the Consolidated Statements of Cash Flows include the results of continuing and discontinued operations.
The following table provides a summary of our cash flow activity for year-to-date 2021 and 2020:

	Year-to-Date
	2021	2020
	(in millions)
Cash and Cash Equivalents and Restricted Cash, Beginning of Period	$3,933	$1,499
Net Cash Flows Provided by Operating Activities	447	706
Net Cash Flows Used for Investing Activities	(228)	(183)
Net Cash Flows Provided by (Used for) Financing Activities	(2,713)	729
Effects of Exchange Rate Changes on Cash and Cash Equivalents and Restricted Cash	2	(1)
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	(2,492)	1,251
Cash and Cash Equivalents and Restricted Cash, End of Period	$1,441	$2,750
Operating Activities
Net cash provided by operating activities in 2021 was $447 million, including net income of $739 million. Net income included depreciation of $310 million, loss on extinguishment of debt of $195 million, share-based compensation expense of $38 million and deferred tax expense of $19 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant item in working capital was the seasonal change in Inventories (and related increases in Accounts Payable), as we build our inventory levels in anticipation of the holiday season, which generates a substantial portion of our operating cash flow for the year. In addition, our Income Taxes Payable decrease was due to seasonal tax payments.
Net cash provided by operating activities in 2020 was $706 million, including a net loss of $16 million. Net loss included depreciation of $393 million, Victoria's Secret store and lease asset impairment charges of $214 million, loss on extinguishment of debt of $53 million, non-cash gain from Victoria's Secret Hong Kong store closure and lease termination of $39 million, share-based compensation expense of $39 million and gain from establishment of the Victoria's Secret U.K. and Ireland joint venture of $30 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant item in working capital was the seasonal change in Inventories (and related increases in Accounts Payable), as we build our inventory levels in anticipation of the holiday season, which generates a substantial portion of our operating cash flow for the year.

Investing Activities
Net cash used for investing activities in 2021 was $228 million consisting primarily of capital expenditures of $241 million, partially offset by proceeds from other investing activities of $13 million. The capital expenditures included $105 million related to the completion of 108 North American Bath & Body Works real estate projects including 50 new non-mall stores and 58 remodels. Remaining capital expenditures were primarily related to technology and logistics to support growth and capabilities.
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
Consistent with previous guidance, we are estimating 2021 capital expenditures to be between $275 million and $300 million for the Bath & Body Works continuing operations business. While not fully returning to our pre-pandemic levels, we have resumed our investment in the remodeling and opening of new stores. Additionally, we are investing in technology, distribution, fulfillment and logistics capabilities to support our growth.
Financing Activities
Net cash used for financing activities in 2021 was $2.713 billion consisting of $1.716 billion in payments for the early extinguishment of outstanding notes, payments of $1.544 billion for share repurchases, transfers and payments to Victoria's Secret & Co. related to the spin-off of $362 million, dividend payments of $0.30 per share, or $81 million, and $58 million of tax payments related to share-based awards. These uses were partially offset by proceeds of $976 million from the Victoria's Secret & Co. spin-off and proceeds from stock option exercises of $81 million.
Net cash provided by financing activities in 2020 was $729 million consisting primarily of net proceeds of $2.219 billion from the issuance of new notes, partially offset by $1.307 billion in payments for the early extinguishment of outstanding notes, dividend payments of $0.30 per share, or $83 million, and $57 million of net repayments under certain bank facilities supporting certain Victoria's Secret foreign operations. We also borrowed and repaid $950 million under our Credit Agreement during 2020.
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
In July 2021, our Board of Directors authorized a new $1.5 billion share repurchase program, which replaced the $36 million remaining under the March 2021 repurchase program. Under the authorization of this program, in July 2021 we entered into a stock repurchase agreement with our former Chief Executive Officer and certain of his affiliated entities pursuant to which we repurchased 10 million shares of our common stock for an aggregate purchase price of $730 million.
We repurchased the following shares of our common stock during year-to-date 2021:

Repurchase Program	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in millions)	(in thousands)	(in millions)
March 2021 (a)	$500	6,996	$464	$66.30
July 2021 (a)	$1,500	10,000	$730	$73.01
July 2021 (b)		5,510	$365	$66.21
 _______________
(a)Reflects repurchases of L Brands, Inc. common stock prior to the August 2, 2021 spin-off of Victoria's Secret & Co.
(b)Reflects repurchases of Bath & Body Works, Inc. common stock subsequent to the August 2, 2021 spin-off of Victoria's Secret & Co.

The July 2021 Program had $405 million remaining as of October 30, 2021. There were $15 million of share repurchases reflected in Accounts Payable on the October 30, 2021 Consolidated Balance Sheet.
Subsequent to October 30, 2021, we repurchased an additional 2.2 million shares of our common stock for $166 million under the July 2021 Program.
Common Stock Retirement
In accordance with our Board of Directors' resolution, shares of common stock repurchased under the July 2021 Program will be retired and cancelled upon repurchase. As a result, we retired the 16 million shares repurchased under the July 2021 Program during year-to-date 2021, which resulted in reductions of $8 million in the par value of Common Stock, $50 million in Paid-in Capital and $1.037 billion in Retained Earnings.
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
Under the authority and declaration of our Board of Directors, we paid the following dividends during year-to-date 2021 and 2020:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2021
First Quarter	$—	$—
Second Quarter	0.15	42
Third Quarter	0.15	39
Total	$0.30	$81
2020
First Quarter	$0.30	$83
Second Quarter	—	—
Third Quarter	—	—
Total	$0.30	$83
In November 2021, our Board of Directors declared the fourth quarter of 2021 ordinary dividend of $0.15 per share.

Long-term Debt and Borrowing Facilities
The following table provides our outstanding debt balance, net of unamortized debt issuance costs and discounts, as of October 30, 2021, January 30, 2021 and October 31, 2020:

	October 30, 2021	January 30, 2021	October 31, 2020
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$750 million, 6.875% Fixed Interest Rate Secured Notes due July 2025 ("2025 Secured Notes")	$—	$740	$740
Senior Debt with Subsidiary Guarantee
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	$—	$284	$284
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	—	319	319
$320 million, 9.375% Fixed Interest Rate Notes due July 2025 ("2025 Notes")	316	493	493
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	280	278	277
$500 million, 5.250% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	497	497	496
$500 million, 7.500% Fixed Interest Rate Notes due June 2029 ("2029 Notes")	489	488	488
$1 billion, 6.625% Fixed Interest Rate Notes due October 2030 ("2030 Notes")	989	988	988
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	992	991	991
$700 million, 6.750% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	694	694	694
Total Senior Debt with Subsidiary Guarantee	$4,257	$5,032	$5,030
Senior Debt
$350 million, 6.950% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$349	$348	$348
$247 million, 7.600% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	246	246	246
Total Senior Debt	$595	$594	$594
Total Long-term Debt	$4,852	$6,366	$6,364
Repurchases of Notes
In September 2021, we completed the tender offers to purchase $270 million of our outstanding 2023 Notes and $180 million of our outstanding 2025 Notes for an aggregate purchase price of $532 million. Additionally, in October 2021, we redeemed the remaining $50 million of our outstanding 2023 Notes for $54 million. We recognized a pre-tax loss related to this extinguishment of debt of $89 million (after-tax loss of $68 million), which includes the write-offs of unamortized issuance costs. This loss is included in Other Loss in the 2021 Consolidated Statements of Income.
In April 2021, we redeemed the remaining $285 million of our outstanding 2022 Notes and the $750 million of our outstanding 2025 Secured Notes. We recognized a pre-tax loss related to this extinguishment of debt of $105 million (after-tax loss of $80 million), which includes the write-offs of unamortized issuance costs. This loss is included in Other Loss in the year-to-date 2021 Consolidated Statement of Income.
In October 2020, we completed tender offers to purchase $576 million of our outstanding 2022 Notes, $180 million of our outstanding 2023 Notes and $53 million of our outstanding 2037 Notes for $844 million. We used the proceeds from the 2030 Notes to fund the purchase price of the tender offers. Additionally, utilizing cash on hand, we redeemed the remaining $450 million of our outstanding 2021 Notes for $463 million. We recognized a pre-tax loss related to this extinguishment of debt of $53 million (after-tax loss of $40 million), which includes the write-offs of unamortized issuance costs. This loss is included in Other Loss in the 2020 Consolidated Statements of Income (Loss).
Asset-backed Revolving Credit Facility
We and certain of our 100% owned subsidiaries guarantee and pledge collateral to secure a revolving credit facility. In April 2020, we entered into an amendment and restatement of the Credit Agreement to convert our credit facility into an asset-backed revolving credit facility, which allows borrowings and letters of credit in U.S. dollars or Canadian dollars. During the first quarter of 2020, in an abundance of caution and as a proactive measure in response to the COVID-19 pandemic, we elected to borrow $950 million from our revolving facility. This borrowing was repaid during the first quarter of 2020 upon completion of the April amendment.

In August 2021, we entered into an amendment and restatement of the Credit Agreement. The Amendment reduced the aggregate commitments under the ABL Facility to $750 million, reduced the interest rates on outstanding borrowings by 50 basis points, removed the requirement to prepay outstanding amounts under the ABL Facility should our consolidated cash balance exceed $350 million, extended the expiration date from August 2024 to August 2026 and released Victoria's Secret & Co. subsidiaries as guarantors, among other things.
Availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on our eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time, the outstanding amount under the ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitment, we are required to prepay the outstanding amounts under the ABL Facility to the extent of such excess. As of October 30, 2021, our borrowing base was $1.033 billion.
The ABL Facility supports our letter of credit program. We had $16 million of outstanding letters of credit as of October 30, 2021 that reduced our availability under the ABL Facility.
As of October 30, 2021, the ABL Facility fees related to committed and unutilized amounts were 0.30% per annum, and the fees related to outstanding letters of credit were 1.25% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was the London Interbank Offered Rate plus 1.25% per annum. The interest rate on outstanding Canadian dollar-denominated borrowings was the Canadian Dollar Offered Rate plus 1.25% per annum.
The ABL Facility requires us to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (1) $70 million or (2) 10% of the maximum borrowing amount. As of October 30, 2021, we were not required to maintain this ratio.
As of October 30, 2021, there were no borrowings outstanding under the ABL Facility.
Credit Ratings
The following table provides our credit ratings as of October 30, 2021:

	Moody’s	S&P
Corporate	Ba2	BB
Senior Unsecured Debt with Subsidiary Guarantee	Ba2	BB
Senior Unsecured Debt	B1	B+
Outlook	Positive	Positive
Guarantor Summarized Financial Information
Certain of our subsidiaries, which are listed on Exhibit 22 to this Quarterly Report on Form 10-Q, have guaranteed our obligations under the 2025 Notes, 2027 Notes, 2028 Notes, 2029 Notes, 2030 Notes, 2035 Notes and 2036 Notes (collectively, the "Notes"). As a result of the Separation and Amendment to our ABL Facility, both of which were completed on August 2, 2021, certain of our current and former subsidiaries were released as guarantors under the Notes.
The Notes have been issued by Bath & Body Works, Inc. (the “Parent Company”). The Notes are its senior unsecured obligations and rank equally in right of payment with all of our existing and future senior unsecured obligations, are senior to any of our future subordinated indebtedness, are effectively subordinated to all of our existing and future indebtedness that is secured by a lien and are structurally subordinated to all existing and future obligations of each of our subsidiaries that do not guarantee the Notes.
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
The following tables set forth summarized financial information for the Parent Company and the Subsidiary Guarantors, on a combined basis after elimination of (i) intercompany transactions and balances among the Parent Company and the Subsidiary Guarantors and (ii) investments in and equity in the earnings of non-Guarantor subsidiaries. Summarized financial information for periods prior to the Separation and Amendment to our ABL Facility on August 2, 2021 reflect the Subsidiary Guarantors in effect for those periods.

SUMMARIZED BALANCE SHEETS	October 30, 2021	January 30, 2021
	(in millions)
ASSETS
Current Assets (a)	$3,043	$6,813
Noncurrent Assets (b)	2,517	4,795

LIABILITIES
Current Liabilities (c)	$2,869	$5,038
Noncurrent Liabilities (d)	6,172	9,433
 _______________
(a)Includes amounts due from non-Guarantor subsidiaries of $371 million and $1.933 billion as of October 30, 2021 and January 30, 2021, respectively.
(b)Includes amounts due from non-Guarantor subsidiaries of $141 million as of January 30, 2021.
(c)Includes amounts due to non-Guarantor subsidiaries of $1.675 billion and $3.096 billion as of October 30, 2021 and January 30, 2021, respectively.
(d)Includes amounts due to non-Guarantor subsidiaries of $5 million and $476 million as of October 30, 2021 and January 30, 2021, respectively.

SUMMARIZED STATEMENT OF INCOME	Year-to-Date
2021
(in millions)
Net Sales (a)	$7,802
Gross Profit	3,564
Operating Income	1,498
Income Before Income Taxes	971
Net Income (b)	716
 _______________
(a)Includes net sales of $128 million to non-Guarantor subsidiaries.
(b)Includes net loss of $65 million related to transactions with non-Guarantor subsidiaries.
Contingent Liabilities and Contractual Obligations
Lease Guarantees
In connection with the spin-off of Victoria's Secret & Co., we have remaining contingent obligations of approximately $280 million related to lease payments under the current terms of noncancelable leases, primarily related to office space, expiring at various dates through 2037. In addition, in connection with the sale of La Senza in the fourth quarter of 2018, we have remaining contingent obligations of approximately $27 million related to lease payments under the current terms of noncancelable leases expiring at various dates through 2028. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of these businesses. Our reserves related to these obligations were not significant as of October 30, 2021.
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
There have been no material changes in our contractual obligations since January 30, 2021, as discussed in “Contingent Liabilities and Contractual Obligations” in our 2020 Annual Report on Form 10-K, other than the repurchase of the 2022 Notes, 2023 Notes, 2025 Secured Notes and certain of the 2025 Notes. Additionally, contractual obligations at the end of 2020 included approximately $2.6 billion of future lease obligations and approximately $500 million of purchase obligations and other liabilities related to the Victoria's Secret business which is now classified as discontinued operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
We did not adopt any new accounting standards during the third quarter of 2021 that had a material impact on our consolidated results of operations, financial position or cash flows. In addition, there are no new accounting standards not yet adopted that are expected to have a material impact on our consolidated results of operations, financial position or cash flows.
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
Foreign Exchange Rate Risk
Our Canadian dollar denominated earnings are subject to exchange rate risk as substantially all our merchandise sold in Canada is sourced through U.S. dollar transactions. Although we utilize foreign currency forward contracts to partially offset risks associated with our operations in Canada, these measures may not succeed in offsetting all the short-term impact of foreign currency rate movements and generally may not be effective in offsetting the long-term impact of sustained shifts in foreign currency rates.
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
All of our long-term debt as of October 30, 2021 has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. Our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows.
Fair Value of Financial Instruments
As of October 30, 2021, we believe that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity.

The following table provides a summary of the principal value and estimated fair value of outstanding publicly traded debt as of October 30, 2021, January 30, 2021 and October 31, 2020:

	October 30, 2021	January 30, 2021	October 31, 2020
	(in millions)
Principal Value	$4,915	$6,449	$6,449
Fair Value, Estimated (a)	5,720	7,243	6,678
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

Item 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. Following the Separation, Victoria's Secret & Co. began providing us with information technology services, including the provision of certain information technology and general computer controls, under the terms of an extended transition services agreement.
There were no other changes in our internal control over financial reporting that occurred in the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On May 19, 2020 and January 12, 2021, certain shareholders of ours filed derivative lawsuits in the Court of Common Pleas for Franklin County, Ohio (subsequently removed to the United States District Court for the Southern District of Ohio) and the Delaware Court of Chancery, respectively, naming as defendants certain current and former directors and officers of ours and alleging, among other things, breaches of fiduciary duty through asserted violations of law and failures to monitor workplace conduct. In addition, we also received litigation and books-and-records demands from certain other shareholders related to the same matters.
In July 2021, we announced the global settlement resolving the Actions. The settlement resolves all derivative claims that have been or could have been asserted in the Actions or that involve in any way the allegations referred to in the Actions and releases all such claims against us and our past and present employees, officers and directors, among others. As part of the settlement, we have agreed to implement certain management and governance measures, including the maintenance of a Diversity, Equity, and Inclusion Council. Following the August 2, 2021 spin-off of Victoria’s Secret & Co., the settlement terms will apply to both us and Victoria’s Secret & Co. Each company has committed to invest $45 million over at least five years to fund the management and governance measures. The settlement is subject to approval of the United States District Court of the Southern District of Ohio.
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
On August 2, 2021, we completed the spin-off of our Victoria’s Secret business. The spin-off poses risks and challenges that could negatively impact our business. The spin-off may impact our credit rating, dilute our earnings per share, have other adverse financial and accounting impacts and distract management. In addition, we may be required to indemnify the new Victoria’s Secret company against known and unknown contingent liabilities in connection with the spin-off of the Victoria’s Secret business. Further, we may not receive tax-free treatment for U.S. federal income tax purposes. The resolution of these contingencies may have a material effect on our financial position and results of operations. Uncertainty about the effect of the spin-off of the Victoria’s Secret business on associates, commercial partners and vendors may have an adverse effect on us. These uncertainties may impair our ability to retain and motivate key personnel and could cause commercial partners, vendors and others that deal with us to defer or decline entering into contracts with us or seek to change existing business relationships with us. In addition, if key employees depart because of uncertainty about, or changes to, their roles, our business could be harmed. The spin-off may cause disruption in our business and that disruption could result in a loss of revenue. We have incurred significant expenses in connection with the spin-off of the Victoria’s Secret business and may incur significant future expenses related to the spin-off, which may include expenses and challenges related to the separation of Victoria's Secret from our current information technology environment. Further, the efforts related to the separation of the information technology environment will require significant resources that could impact our ability to keep pace with ongoing advancement of information technology needs of the business.
In addition, we may not be able to achieve the full strategic and financial benefits that are expected to result from the spin-off and the anticipated benefits of the spin-off are based on a number of assumptions, some of which may prove incorrect. For example, there is risk that as a smaller company following the spin-off that is less diversified with a narrower business focus, we may be more vulnerable to changing market conditions as well as the risk of takeover by third parties. There may be a loss of synergies from separating the businesses that could negatively impact the balance sheet, profit margins or earnings of both businesses. Lastly, there is risk that that the combined value of the common stock of the two publicly-traded companies will not be equal to or greater than the value of the Company’s common stock had the spin-off not occurred.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of our common stock during the third quarter of 2021:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
August 2021	631	$67.57	631	$727,297
September 2021	2,766	65.78	2,751	546,355
October 2021	2,148	66.34	2,128	405,093
Total	5,545		5,510
  _______________
(a)The total number of shares repurchased includes shares repurchased as part of publicly announced programs, with the remainder relating to shares repurchased in connection with tax payments due upon vesting of associate restricted stock awards and the use of our stock to pay the exercise price on employee stock options.
(b)The average price paid per share includes any broker commissions.
(c)For additional share repurchase program information, see Note 5, “Earnings (Loss) Per Share and Shareholders' Equity (Deficit)” included in Item 1. Financial Statements.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

Item 5.    OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibits

2.1	Separation and Distribution Agreement between L Brands, Inc. and Victoria’s Secret & Co., dated August 2, 2021, incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated August 3, 2021.

3.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of L Brands, Inc., incorporated by reference to Exhibit 3.1 to the Company's Form 8-K dated August 3, 2021.

3.2	Amended and Restated Bylaws of Bath & Body Works, Inc., adopted as of August 2, 2021, incorporated by reference to Exhibit 3.2 to the Company's Form 8-K dated August 3, 2021.

10.1	L Brands to VS Transition Services Agreement between L Brands, Inc. and Victoria’s Secret & Co., dated August 2, 2021, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated August 3, 2021.

10.2	VS to L Brands Transition Services Agreement between L Brands, Inc. and Victoria’s Secret & Co., dated August 2, 2021, incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated August 3, 2021.

10.3	Tax Matters Agreement between L Brands, Inc. and Victoria’s Secret & Co., dated August 2, 2021, incorporated by reference to Exhibit 10.3 to the Company's Form 8-K dated August 3, 2021.

10.4	Employee Matters Agreement between L Brands, Inc. and Victoria’s Secret & Co., dated August 2, 2021, incorporated by reference to Exhibit 10.4 to the Company's Form 8-K dated August 3, 2021.

10.5	Domestic Transportation Services Agreement between Mast Logistics Services, LLC and Victoria’s Secret & Co., dated August 2, 2021, incorporated by reference to Exhibit 10.5 to the Company's Form 8-K dated August 3, 2021.

10.6	Amended and Restated Revolving Credit Agreement by and among L Brands, Inc. and JPMorgan Chase Bank, N.A., dated August 2, 2021, incorporated by reference to Exhibit 10.6 to the Company's Form 8-K dated August 3, 2021.

10.7	Executive Letter Agreement between Bath & Body Works, Inc. and Wendy C. Arlin, dated August 2, 2021, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2021.

10.8	Executive Retirement Agreement between L Brands, Inc. and Stuart B. Burgdoerfer, dated August 2, 2021, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2021.

15	Letter re: Unaudited Interim Financial Information re: Incorporation of Report of Independent Registered Public Accounting Firm.

22	List of Guarantor Subsidiaries.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BATH & BODY WORKS, INC.
(Registrant)
By:	/s/ WENDY C. ARLIN
Wendy C. Arlin Executive Vice President and Chief Financial Officer *
Date: December 3, 2021
*    Ms. Arlin is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.