Form 10-K
period 2022-01-29
Bath & Body Works, Inc.
filed 2022-03-18
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2022
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $21.2 billion.
Number of shares outstanding of the registrant’s Common Stock as of March 11, 2022: 238,910,116.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS.
General
The company, which was founded in 1963 in Columbus, Ohio, has evolved over time from an apparel-based specialty retailer to a segment leader focused on home fragrance, body care products and soaps and sanitizer products operating under the Bath & Body Works, White Barn and other brand names. On August 2, 2021, the company completed the spin-off of its Victoria's Secret business, which included the Victoria's Secret and PINK brands, into an independent publicly traded company ("Victoria's Secret & Co." and such transaction, the "Separation") on a tax-free basis. Accordingly, the operating results of the Victoria's Secret business are reported as discontinued operations for all periods presented. All discussion within this Annual Report on Form 10-K, including amounts, percentages and disclosures for all periods presented, reflect only the continuing operations of the company unless otherwise noted. In connection with the spin-off of the Victoria's Secret business, the company changed its name from L Brands, Inc. to Bath & Body Works, Inc. ("we," the "Company" or "Bath & Body Works"). Additionally, starting August 3, 2021, our common stock began trading under the stock symbol "BBWI."
We make the world a brighter, happier place through the power of fragrance. This idea is what we were founded on, and it's at the heart of everything we do. We're a team that cares about our customers and believes in giving them a reason to celebrate with fragrance every day. We remain committed to fostering a diverse, equitable and inclusive culture that is focused on delivering exceptional fragrances and experiences. We work hard to improve our communities and our planet because we believe the world is a better place whenever everyone has access to the things that make them happy. We are one of the world’s leading specialty retailers and home to America’s Favorite Fragrances® offering a breadth of exclusive fragrances for the body and home, including the number one selling collections for fine fragrance mist, body lotion and body cream, 3-wick candles, home fragrance diffusers and liquid hand soap. For more than 30 years, customers have looked to Bath & Body Works for quality, on-trend products and the newest, freshest fragrances.
We believe we benefit from global brand awareness, a wide and compelling product assortment and a deep connection with our customers. As of January 29, 2022, our merchandise is sold through 1,755 company-operated stores and e-commerce sites in the United States of America ("U.S.") and Canada, and in 338 stores and 27 e-commerce sites in more than 35 other countries operating under franchise, license and wholesale arrangements.
Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31. As used herein, “2021,” “2020” and “2019” refer to the 52-week periods ended January 29, 2022, January 30, 2021 and February 1, 2020, respectively.
Our Competitive Strengths
We believe the following competitive strengths contribute to our leading market position, differentiate us from our competitors and will drive future growth:
Industry Leading Brands and Products
We have developed and operate a well-known, beloved and broadly appealing brand, which allows us to target markets across the economic spectrum, across demographics and across the world. Customers look to us to celebrate the season, transport them to a time and place, decorate their home, and find the perfect gift. During 2021, we grew our active customer file to over 60 million customers, an increase of 13% compared to pre-coronavirus pandemic levels. We benefit from a diverse range of customers who are loyal brand enthusiasts, with retention rates over 60% and increasing levels of average spend in 2021.
We have developed trusted and market leading products in the body care, home fragrance, and soap and sanitizer categories. Our products are differentiated through a combination of fragrance, packaging and quality at an accessible price. We also sell products under our trusted sub brands, including White Barn and Aromatherapy.
In-Store Experience and Store Operations
We view our customers' in-store experience as an important vehicle for communicating the image of our brand. We utilize visual presentation of merchandise, in-store marketing, music and our sales associates to reinforce the image represented by our brand. Our in-store marketing is designed to convey the principal elements and personality of our brand. The store design, visual marketing and storytelling, fixtures, scents, and music are all carefully planned and coordinated to create a unique shopping experience. We display merchandise uniformly to ensure a consistent store experience, regardless of location. Store managers receive detailed plans designating fixture and merchandise placement to ensure coordinated execution of the Company-wide merchandising strategy. Our sales associates and managers are a central element in creating the atmosphere of the stores by providing a high level of customer service.

Digital Experience
In addition to our in-store experience, we strive to create a customer-centric digital platform that integrates the digital and physical brand experience and enables convenience for the customer when desired. Our digital presence, including social media, our websites and our mobile applications, allows us to get to know our customers better and communicate with them anytime and anywhere.
Product Development, Sourcing and Logistics
Quality and innovation are at the core of our sourcing strategy. We seek to drive efficiencies and mitigate risk through our strong technical research and prolific product development. We believe a large part of our success comes from frequent new fragrances, packaging and other product launches. Our merchant, design and sourcing teams have a long history of bringing innovative and covetable products to our customers.
Our strategic vendor relationships provide deep capabilities across our product categories. Our supply base, which is predominantly located in North America, includes numerous long-standing vendor relationships. We also utilize the Beauty Park, a business park that includes several vendors in our vertically-integrated supply chain within close proximity of our Columbus, Ohio distribution centers. We believe the partnerships with our vendors help to deliver high-quality products to our customers and enable us to respond quickly to shifting consumer trends.
We utilize Company-owned distribution centers located in the Columbus, Ohio area to support our operations. We also utilize third-party regional distribution centers located throughout North America that enable us to position inventory geographically closer to stores. Additionally, we utilize third-party operated direct channel fulfillment centers, and pop-up third-party operated fulfillment facilities throughout North America to support peak needs. Finally, we are investing in a new Company-operated fulfillment center in Columbus, Ohio to support the anticipated future growth of our online business.
Experienced and Committed Management Team
Our senior management team has a wealth of retail and business experience at Bath & Body Works, Inc. and other companies such as Ann Taylor and Loft, Banana Republic, Ross Stores, Abercrombie & Fitch, Madewell, Carter’s, Rosetta Stone, IBM, KPMG and Accenture. We believe that we have one of the most experienced management teams in retail.
Growth Strategy
Growth in existing categories
We believe that we are well positioned to capitalize on a growing market and will continue to innovate and drive the market through new forms, new fragrances and additional products. Our products are designed to be used daily and replenished frequently. Our product pipeline is full and we expect to continue to launch new fragrances and products about every four to six weeks. We believe we have opportunity for growth in our existing categories through the constant flow of new product launches, formula upgrades and packaging refreshes, which drives traffic and repeat customers. In the near term, we plan on repackaging many of our best-selling fragrances, upgrading certain of our formulas and testing various new container and vessel concepts in candles and soaps.
Growth in new or adjacent categories
We are also focused on innovation into new categories and new forms, such as recent launches of spray sanitizers and bar soaps. We see growth opportunities by leveraging current strengths into new categories such as men's and wellness products, facial skincare, hair care, home care, and adjacent cleanser, moisturizing and candle categories. Our men’s collection has been the fastest growing part of our body care assortment during 2021, and we will continue to focus on and expand the collection. Men’s antiperspirant and deodorant is currently featured in about one-third of our stores, and we plan to introduce these products to all stores in 2022. We are also testing an expanded men’s shop in a few stores, which will include an expanded men’s assortment featuring hair care, beard care, face and shave.
We are also focused on developing clean and eco-friendly products for our customers and our planet. We recently introduced recycled plastics across certain categories. By the end of 2022, we plan to have all of our plastic bottles made from a minimum of 50%, and up to 100%, of post-consumer recycled content.
Growth in direct channel
We see a significant opportunity for growth in the direct channel (also referred to as digital or e-commerce) by continuing to invest in capabilities to provide an exceptional customer experience. We are continuously improving the online experience by enhancing graphics, video and the marketing/content mix, as well as making our websites and mobile application easier to navigate. To increase speed to our customers, we upgraded the order management system and are investing in a Company-operated direct channel fulfillment center to complement the six permanent third-party operated direct channel fulfillment centers we utilize. Over time, we expect this additional fulfillment center, which will be highly automated, will support the growth of our direct channel.
We are focused on omnichannel initiatives and enhanced capabilities to engage our customers how, when and where they want, including offering buy online, pick-up in store ("BOPIS") at approximately 550 locations as of January 29, 2022. We plan to introduce BOPIS to approximately 250 additional stores in the near term. Our increased focus on mobile and application interactions will continue to provide flexibility and convenience to our customers, while creating a seamless shopping experience. Our shopping and services initiatives will continue to modernize the customer’s digital shopping experience through features like a loyalty program, shoppable mobile application and auto-replenishment. Further, with our customer at the core of our strategy, we are also increasing the personalization of our digital platforms through site experience and expanded text messaging marketing designed for our customers.
During 2021, we launched a Company-operated e-commerce website servicing our customers in Canada. In 2022, we plan to introduce our new customer loyalty program to our entire chain of U.S. stores. We have been piloting the loyalty program in select markets and have been encouraged by the results. Our loyalty members generally have higher spend and retention rates than our average customer. The program will also provide us with in-depth customer data that will enable us to market more effectively.
Growth internationally
We believe that there is substantial opportunity for international growth. Scaling opportunities in existing markets coupled with growth in new markets set the foundation for sustained growth. We believe our fragrance portfolio allows successful olfactive distortions to local preferences. Our franchise partners are committed to greater expansion and opened 50 net new stores in 2021, bringing the total to 338 internationally as of January 29, 2022. Our partners plan to open 70 to 100 new international stores in 2022. Additionally, we expect to continue growing the digital components of our international business, including through country-specific web platforms tailored to local languages and preferences and through additional regional expansion. As of January 29, 2022, our partners operated 27 international websites, an increase of 6 from January 30, 2021.
Real Estate
Company-operated Stores
We have a diversified store portfolio in the U.S. and Canada across venue tiers and types, with approximately half of our fleet located in shopping malls and half of our fleet located off-mall. We are continuing our off-mall expansion to limit our exposure to vulnerable mall locations. As a result of our strong brand and established retail presence, we have been able to lease high-traffic locations in most retail centers in which we operate. We proactively manage our stores and adjust our investment levels based on performance.
Our White Barn store design has delivered increased sales and profitability, with increases in sales and traffic following remodel completion. Approximately 60% of our stores were in the White Barn store design as of January 29, 2022, and we expect to remodel approximately 50% of the remaining core stores over the next two to four years.
Over time, we expect low-single digit annual increases in North American square footage, with off-mall penetration increasing. We will open new stores in emerging non-mall venues or as replacement stores for non-viable malls, while closing stores in non-viable or declining malls. During 2021, we increased our net square footage by 3% through 54 new off-mall stores and 79 remodels, partially offset by 35 store closures, principally in malls.
We are planning approximately 150 total real estate projects in 2022, consisting of approximately 100 new off-mall stores and approximately 50 remodels to the White Barn store design, offset by about 40 to 50 mall closures, yielding expected square footage growth of approximately 6%.

The following table provides the number of our Company-operated retail stores in operation as of January 29, 2022 and January 30, 2021:

	January 29, 2022	January 30, 2021
United States	1,651	1,633
Canada	104	103
Total	1,755	1,736
The following table provides the changes in the number of our Company-operated retail stores for the past three fiscal years:

	Beginning of Year	Opened	Closed	End of Year
2021	1,736	54	(35)	1,755
2020	1,739	27	(30)	1,736
2019	1,721	39	(21)	1,739
Franchise, License and Wholesale Arrangements
In addition to our Company-operated stores, our products are sold at partner-operated locations and websites in more than 35 countries. Our partner-based business model allows us to own assortment, pricing architecture, promotions, store designs and real estate approval while our partners make investments as experts in local real estate, people and practices.
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
The following table provides the number of international stores operated by our partners as of January 29, 2022 and January 30, 2021:

	January 29, 2022	January 30, 2021
International	317	270
International - Travel Retail	21	18
Total	338	288
Our partners operated 27 websites as of January 29, 2022, compared to 21 websites as of January 30, 2021.
Additional Information
Merchandise Vendors
During 2021, we purchased merchandise from approximately 125 vendors, primarily located in North America. Our largest vendor supplied approximately 12% of our total merchandise purchases, while no other single vendor provided more than 10% of our merchandise purchases. Our five largest vendors supplied approximately 35% of our total merchandise purchases on a combined basis during 2021.
Distribution and Merchandise Inventory
Most of our merchandise is produced in the U.S. and is shipped to our distribution centers in the Columbus, Ohio area. In addition to our Company-operated distribution centers, we also utilize third-party logistics providers to warehouse and distribute product throughout North America. We proactively evaluate our distribution channels to ensure we are able to provide the right product at the right place to meet or exceed our customers’ expectations. Our policy is to maintain sufficient quantities of inventories on hand in our retail stores, fulfillment and distribution centers to enable us to meet customer demand.
We continue to actively manage our inventory to adjust for the impacts of the coronavirus ("COVID-19") pandemic, including channel shifts and product category shifts. The current environment requires unprecedented agility, and we believe we are leveraging the speed that we have in our supply chain, our close partnerships with our suppliers and the capabilities of our sourcing, production and logistics teams to respond quickly.

Information Systems
Our management information systems consist of a full range of retail, financial and merchandising systems. The systems include applications related to point-of-sale, e-commerce, merchandising, planning, sourcing, logistics, inventory management, data security and support systems including human resources and finance. Victoria's Secret & Co. currently administers and maintains operations of existing technology and serves as the technology service provider to us under a transition services agreement we entered into in connection with the Separation ("TSA"). Initiatives to separate systems are underway and will occur over a multi-year time period.
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
Working Capital
We fund our business operations through a combination of available cash and cash equivalents and cash flows generated from operations. In addition, our credit facility is available for additional working capital needs and investment opportunities.
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
Other Information
For additional information about our business, including our net sales and profits for the last three years, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Competition
The sale of home fragrance, body care products and soaps and sanitizer products is a highly competitive business with numerous competitors, including individual and chain specialty stores, department stores, online retailers and discount retailers. Brand image, presentation, marketing, design, price, service, fulfillment, assortment and quality are the principal competitive factors.
Human Capital Management
Human Capital
At Bath & Body Works, our purpose goes beyond selling product. We work to make a difference in our communities and foster a safe, welcoming and empowering workplace for our thousands of associates.
The Human Capital and Compensation Committee of the Company's Board of Directors oversees, amongst other things, the Company’s programs, policies, practices and strategies relating to culture, talent, diversity, equity and inclusion, equal employment opportunities and the Company’s executive compensation and succession plans.
Workforce Demographics
As of January 29, 2022, we employed approximately 56,900 associates, 48,100 of whom were part-time. The Company supplements resources using temporary associates during peak periods, such as the Christmas holiday season. Approximately 88% of our associates work in our stores, 3% in distribution centers and the balance work in home offices. None of our associates in the U.S. are covered by a collective bargaining agreement.
Our customer base is predominantly women, and we ensure that we reflect this in our associate population and in our Board room. As of January 29, 2022, women make up approximately 90% of our workforce and 44% of the members of our Board of Directors (the "Board"). Our Board is led by Sarah E. Nash, who served as Chair of the Board from May 2020 until February 22, 2022, when she assumed the role of Executive Chair.

Focus on Inclusion
We focus on recruiting, retaining and advancing diverse talent that reflects the customers we serve and the communities where we live and work. By continuing to encourage a workplace environment where diversity, equity and inclusion are valued, we believe we can serve our customers better, as well as attract and retain highly talented associates, suppliers and vendors of different backgrounds and experiences.
Led by our Office of Inclusion and with oversight from the Human Capital and Compensation Committee, we have built an inclusion strategy with five key pillars:
•Increase the diversity of candidate slates and hires for all roles.
•Develop, deploy and ensure completion of required diversity, equity and inclusion training at all levels to bring awareness and education to associates on diversity, equity and inclusion.
•Improve retention of diverse associates at all levels. Monitor culture changes and employee satisfaction through survey results and implement adjustments to better serve our associates.
•Increase volunteerism and giving to organizations promoting racial equity and social justice.
•Increase spend with minority-owned vendors.
More than 97% of our associates at the director level and above have completed training on diversity, equity and inclusion which includes training on bias, equity and conscious inclusion. The training, which will be introduced to all associates throughout the Company in 2022, emphasizes both the Company’s and associates’ responsibility to build an inclusive culture and accountability for senior leaders.
In addition, we have Inclusion Resource Groups that provide opportunities for associates to connect with one another around their shared passion for creating an inclusive workplace for all associates. These groups provide professional development for associates, support the needs of the business, help shape the culture of our Company and provide engagement and volunteerism in the community. We have associates who are members of the six Inclusion Resource Groups designed for associates who identify as, or are allies of, the following groups: Hispanic and Latinx; LGBTQIA+; Black and African American; Asian and Pacific Islander; entry level and junior or early career professionals; and women. During fiscal year 2021, we hosted 70 virtual events with approximately 10,000 attendees, and our associates have volunteered over 2,000 hours of time to non-profits in the communities where our associates are based.
The Company was recognized by The Human Rights Campaign's Corporate Equality Index as a 2022 "Best Place to Work for LGBTQIA+ Equality." For the fifth year in a row, the Company received a perfect - 100% - score on the index, which rates companies on detailed criteria in the following four areas:
•Non-discrimination policies across business entities;
•Equitable benefits for LGBTQIA+ workers and their families;
•Supporting inclusive culture; and
•Corporate social responsibility.
This designation recognizes our ongoing commitment to diversity, equity and inclusion.
Commitment to Equitable and Competitive Wages
We are committed to equal opportunity and treatment for all associates which includes equal career advancement opportunities and equitable and competitive wages. Our commitment to pay equity is evaluated by conducting periodic assessments of pay equity based on gender, race and ethnicity. In addition, we evaluate fairness of total compensation with reference to both internal and external comparisons.
Our compensation programs are designed to link annual changes in compensation to overall Company performance, as well as each individual’s contribution to the results achieved. Our pay for performance philosophy includes participation of all salaried associates in the home offices and distribution centers in our short-term cash incentive compensation program. The emphasis on overall Company performance is intended to align the associates’ financial interests with the interests of our stockholders.
Commitment to Providing Quality Benefits
We offer competitive, performance-based compensation; a company-matched savings and retirement plan; and flexible and affordable health, wellness and lifestyle benefits. Subject to certain eligibility requirements, associates can choose benefits and resources that fit their lifestyle, including, but not limited to, 14 weeks paid maternity leave, six weeks paid paternity leave, tuition reimbursement, free access to life planning services and a generous merchandise discount.

During 2021, we enhanced our benefits by extending mental health benefits to include both full-time and ongoing/non-seasonal part-time associates and their household members and dependents. In addition, we expanded adoption to include surrogacy coverage, and expanded our bereavement leave time and tuition assistance benefits.
Associate Engagement and Development
We are committed to investing in all our associates. In 2021, we conducted a survey to assess associate engagement, culture, leadership communication and effectiveness, diversity and inclusion efforts, work-life balance and career development. In 2021, 89% of associates responded to the survey with an 85% favorable engagement rate. Leaders created action plans that were incorporated into their annual goals in response to input received via the survey.
We provide diverse learning opportunities and challenging work experiences. We believe that associates can reach their career goals through multiple roles, career paths and locations. We offer a variety of enrichment experiences for those joining us as interns, new graduates, in mid-career or as a capstone to a career. Examples include:
•Development Days: Dedicated time to advance technical, creative or business skills.
•Leadership Development: Courses for associates in management positions to build critical skills and grow as effective leaders.
•Merchant-in-Training Program: Immersive program to learn the profession both on the job and from experts in the classroom.
•Onboarding: Dedicated time to learn the business and to form important relationships for mentoring and development.
•Tuition Assistance: Reimbursement of 100% of eligible tuition expenses, up to $3,000 per calendar year.
Safety Is Our Priority
The health and safety of our associates, customers and vendors is our highest priority. We provide safe and clean facilities, comply with all applicable workplace safety laws and have global safety policies and procedures to protect from avoidable injury.
In response to the COVID-19 pandemic, we implemented robust safety protocols to protect associates working in our distribution centers, stores and home offices. The vast majority of associates whose work can be done remotely are working from home. For associates who are working in our stores, offices and distribution centers, we are utilizing COVID-19 safety measures developed to align with or exceed Centers of Disease Control ("CDC") guidelines.
Code of Conduct
We have a written Code of Conduct that is based on our values and is a resource where associates can find information that defines behaviors that are acceptable and those that are not. We conduct an annual Code of Conduct compliance process which requires associates to complete a Code of Conduct disclosure and a separate training course.
We maintain an Ethics Hotline, operated by a third-party, 24 hours a day, 7 days a week where associates may anonymously report potential instances of unethical conduct and potential violations of law or Company policies.
Executive Officers of Registrant
At the end of 2021, our executive officers were as follows:
•Andrew M. Meslow, 52, has been our Chief Executive Officer ("CEO") since May 2020 and has had senior leadership positions with Bath & Body Works since 2005. Mr. Meslow, who joined the Company in 2003, has 30 years of experience in the retail industry, including previous roles at Ann Taylor and Banana Republic;
•Wendy C. Arlin, 51, has been our Executive Vice President and Chief Financial Officer since August 2021. Prior to that, Ms. Arlin served as our Corporate Controller since joining the Company in 2005;
•James L. Bersani, 63, has been our President of Real Estate since March 2014 and has led our real estate function since April 2006. Mr. Bersani has held a variety of roles in the real estate department with increasing leadership since joining the Company in 1986;
•Julie B. Rosen, 56, has been our President of Bath & Body Works since September 2020. Prior to joining the Company, Ms. Rosen was President at Ann Taylor and Loft from 2016 to 2020. She also ran her own retail consulting business with clients including Nike, Theory and Bare Escentuals and has retail experience at Banana Republic and Gap;

•Deon N. Riley, 54, has been our Chief Human Resources Officer since December 2020. Ms. Riley joined the Company from Ross Stores, Inc., where she was the Group Senior Vice President for Human Resources, Culture, Diversity and Inclusion from 2012 to 2020, and also previously served in leadership roles at Abercrombie & Fitch Co.;
•Michael C. Wu, 55, has been our Chief Legal Officer and Secretary since May 2021. Prior to joining, Mr. Wu was the Chief Legal Officer and Corporate Secretary at Madewell, Inc. from 2019 to 2020, and was the Senior Vice President, General Counsel and Secretary at Carter's, Inc. from 2014 to 2019. He also had prior leadership roles at Rosetta Stone, Inc. and Teleglobe International Holding Ltd.; and
•Chris T. Cramer, 50, has been our Chief Operating Officer since September 2020 and has held various senior leadership positions with the Company since 2001.
On February 23, 2022, we announced that Mr. Meslow will step down as CEO and as a member of our Board due to health reasons, effective May 12, 2022. Sarah E. Nash, Chair of the Board, was appointed Executive Chair on February 22, 2022, and will assume the role of Interim CEO upon Mr. Meslow's departure. Our Board is in the process of retaining a national search firm to assist in identifying a permanent CEO.
In February 2021, we announced Stuart B. Burgdoerfer's intention to retire from the Company effective in August 2021. At the request of the Board, Mr. Burgdoerfer continued to serve as Executive Vice President and Chief Financial Officer through the completion of the Separation and was the executive leading the Separation process. On August 2, 2021, the Board appointed Wendy C. Arlin as Executive Vice President and Chief Financial Officer, and Mr. Burgdoerfer retired from the Company on August 20, 2021.
Available Information
We are subject to the reporting requirements of the Exchange Act of 1934, as amended (the "Exchange Act"), and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the U.S. Securities and Exchange Commission ("SEC"). The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC's website at www.sec.gov.
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on our website at www.bbwinc.com.
Copies of any of the above-referenced documents will also be made available, free of charge, upon written request to:
Bath & Body Works, Inc.
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
•the COVID-19 pandemic has had and may continue to have an adverse effect on our business and results of operations;
•the seasonality of our business;
•the anticipated benefits from the Victoria's Secret & Co. spin-off may not be realized;
•the spin-off of Victoria’s Secret & Co. may not be tax-free for U.S. federal income tax purposes;
•our dependence on Victoria's Secret & Co. for information technology services;
•difficulties arising from turnover in Company leadership or other key positions;
•our ability to attract, develop and retain qualified associates and manage labor-related costs;
•the dependence on store traffic and the availability of suitable store locations on appropriate terms;
•our continued growth in part through new store openings and existing store remodels and expansions;
•our ability to successfully operate and expand internationally and related risks;
•our independent franchise, license and wholesale partners;
•our direct channel business;
•our ability to protect our reputation and our brand image;
•our ability to successfully complete environmental, social and governance initiatives, and associated costs thereof;
•our ability to attract customers with marketing, advertising and promotional programs;
•our ability to maintain, enforce and protect our trade names, trademarks and patents;
•the highly competitive nature of the retail industry and the segments in which we operate;
•consumer acceptance of our products and our ability to manage the life cycle of our brand, develop new merchandise and launch new product lines successfully;
•our ability to source, distribute and sell goods and materials on a global basis, including risks related to:
•    political instability, environmental hazards or natural disasters;
•significant health hazards or pandemics, which could result in closed factories and/or stores, reduced workforces, scarcity of raw materials, and scrutiny or embargoing of goods produced in impacted areas;
•duties, taxes and other charges;
•legal and regulatory matters;
•volatility in currency exchange rates;
•local business practices and political issues;
•delays or disruptions in shipping and transportation and related pricing impacts;
•disruption due to labor disputes; and
•changing expectations regarding product safety due to new legislation;
•our geographic concentration of vendor and distribution facilities in central Ohio;
•our reliance on a limited number of suppliers to support a substantial portion of our inventory purchasing needs;
•the ability of our vendors to deliver products in a timely manner, meet quality standards and comply with applicable laws and regulations;
•fluctuations in foreign currency exchange rates;
•fluctuations in product input costs;

•fluctuations in energy costs;
•our ability to adequately protect our assets from loss and theft;
•increases in the costs of mailing, paper, printing or other order fulfillment logistics;
•claims arising from our self-insurance;
•our and our third-party service providers', including Victoria's Secret & Co. during the term of the Transition Services Agreement, ability to implement and maintain information technology systems and to protect associated data;
•our ability to maintain the security of customer, associate, third-party and Company information;
•stock price volatility;
•our ability to pay dividends and make share repurchases under share repurchase authorizations;
•shareholder activism matters;
•our ability to maintain our credit ratings;
•our ability to service or refinance our debt and maintain compliance with our restrictive covenants;
•the impact of the transition from London Interbank Offered Rate (“LIBOR”) and our ability to adequately manage such transition;
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
The following discussion of risk factors contains “forward-looking statements.” These risk factors may be important to understanding any statement in this Annual Report on Form 10-K, other filings or in any other discussions of our business. The following information should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation and Item 8. Financial Statements and Supplementary Data.
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
Risks related to our business:
Our net sales, profit results and cash flows are sensitive to, have been affected by and may in the future be further impacted by, general economic conditions, inflation, consumer confidence, spending patterns, significant health hazards or pandemics, weather or other market disruptions.
Our net sales, profit, cash flows and future growth may be affected by negative local, regional, national or international political or economic trends or developments that reduce consumers’ ability or willingness to spend. These risks, which can vary substantially by country, include political, financial or social instability or conditions, geopolitical events, corruption, anti-American sentiment, social and ethnic unrest, military conflicts and terrorism, as well as changes in general economic conditions (including consumer spending, unemployment levels and wage and commodity inflation). In addition, market disruptions due to natural disasters, significant health hazards or pandemics, or other major events or the prospect of these events could also impact consumer spending and confidence levels. Extreme weather conditions in the areas in which our stores are located, particularly in markets where we have multiple stores, could adversely affect our business. Purchases of our products may decline during periods when economic or market conditions are unsettled or weak. In such circumstances, we may increase the number of promotional sales, which could have a material adverse effect on our results of operations, financial condition and cash flows.
The COVID-19 pandemic has had and may continue to have an adverse effect on our business and results of operations.
The COVID-19 pandemic continued to impact our business and results of operations in fiscal year 2021. While many of our stores were open for most of the year, reduced consumer confidence and changes in shopping patterns adversely impacted store traffic during certain portions of the year, as more consumers were either not shopping or choosing to shop online as a result of the COVID-19 pandemic. Additionally, resurgences of COVID-19 cases led to temporary store closures for portions of the year in certain markets and have impacted, and continue to impact, our supply chain partners, including third-party manufacturers, logistics providers and other vendors. Current vessel, container and other transportation shortages, labor shortages and port congestion globally have delayed and may continue to delay inventory orders and, in turn, deliveries to our customers and availability in our stores and e-commerce sites. Conversely, in the first quarter of 2021, our operating results benefited from customers receiving government stimulus payments related to the COVID-19 pandemic. These stimulus payments are not expected to be reinstated in the near term and, therefore, the benefit to operating results we realized in the first quarter of 2021 due to the stimulus payments is not expected to reoccur. During this period, we are focused on protecting the health and safety of our customers, associates, contractors, suppliers and other business partners. We are also working with our suppliers to minimize potential disruptions, while managing our business in response to a changing dynamic. Due to the uncertainty of COVID-19 and the speed at which the pandemic continues to impact our markets, we are continuing to assess the situation, including government-imposed restrictions, market by market.
We are unable to accurately predict the full impact that COVID-19, including the potential of new variants (which may be more contagious or severe, and may be less responsive to vaccines or treatments), will have on our operations going forward due to uncertainties which will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration and spread of the COVID-19 pandemic, actions taken to limit the spread, and the public’s willingness to comply with such actions, the availability and efficacy of a vaccine and positive treatments for COVID-19, and the impact of governmental regulations that might be imposed in response to the pandemic. Numerous state, local and foreign jurisdictions have imposed, and others in the future may impose, shelter-in-place orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders, restrictions and changes in consumer behavior have negatively impacted our operations, especially in our stores and supply chain. In addition to these more near-term impacts, we are unable to accurately predict the full impact COVID-19 will have on our longer-term operations as well, particularly with respect to our current mix of merchandise offerings, event-based categories and store traffic trends.
To the extent COVID-19 adversely affects our business, operations, financial condition and operating results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our level of indebtedness, our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness.
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
Seasonal fluctuations also affect our cash and inventory levels, since we usually order merchandise in advance of peak selling periods and sometimes before new trends are confirmed by customer purchases. We must carry a significant amount of inventory, especially before the holiday season selling period. If we are not successful in selling inventory, we may have to sell the inventory at significantly reduced prices or may not be able to sell the inventory at all, which could have a material adverse effect on our results of operations, financial condition and cash flows.
We may not realize the anticipated benefits from the Separation, which could harm our business.
On August 2, 2021, we completed the separation of the Bath & Body Works and Victoria’s Secret businesses. We may incur significant additional expenses and challenges in connection with the separation of the Victoria’s Secret business, which may include expenses and challenges related to our separation from the Victoria's Secret information technology environment. We are now a smaller and less diversified business than before the Separation, which could make us more vulnerable to changing market and economic conditions. Additionally, a potential loss of synergies from the Separation could negatively impact our results of operations, financial condition and cash flows. In addition, we may not be able to achieve the full strategic and financial benefits that are expected to result from the Separation and the anticipated benefits of the Separation are based on a number of assumptions, some of which may prove incorrect. If we fail to achieve some or all of the benefits expected to result from the Separation, or if such benefits are delayed, our business could be harmed.

The Separation could result in substantial tax liability to us and our stockholders.
We received an opinion of counsel to the effect that, for U.S. federal income tax purposes, the spin-off and certain related transactions qualify for tax-free treatment under certain sections of the Internal Revenue Code. However, the opinion relies on certain assumptions, representations and undertakings, including those relating to the past and future conduct of our business, and the opinion would not be valid if such assumptions, representations and undertakings were incorrect. Furthermore, the opinion is not binding on the Internal Revenue Service ("IRS") or the courts. If, notwithstanding receipt of the opinion, the spin-off or certain related transactions are determined to be taxable, we would be subject to a substantial tax liability. In addition, if the spin-off is taxable, each holder of our common stock who received shares of Victoria's Secret & Co. in connection with the spin-off would generally be treated as receiving a taxable dividend in an amount equal to the fair market value of the shares received.
Even if the spin-off otherwise qualifies as a tax-free transaction, the distribution would be taxable to us (but not to our stockholders) in certain circumstances if future significant acquisitions of our stock or the stock of Victoria's Secret & Co. are determined to be part of a plan or series of related transactions that included the spin-off. In this event, the resulting tax liability could be substantial. In connection with the spin-off, we entered into a Tax Matters Agreement with Victoria's Secret & Co., pursuant to which Victoria's Secret & Co. agreed to not enter into any transaction that could cause the spin-off or any related transactions to be taxable to us without our consent and to indemnify us for any tax liability resulting from any such transaction. In addition, these potential tax liabilities may discourage, delay or prevent a change of control of us.
Victoria’s Secret & Co. continues to provide information technology services to us on a transitional basis, and we may incur significant costs to perform these services ourselves following the transition period. Any inadequacy, interruption, integration failure or security failure of this technology could harm our ability to effectively operate our business.
Our ability to effectively manage and operate our business depends significantly on information technology systems. We rely heavily on applications related to point-of-sale, e-commerce, merchandising, planning, sourcing, logistics, inventory management, data security and support systems including human resources and finance currently supplied to us by Victoria’s Secret & Co. pursuant to the TSA that we entered into in connection with the Separation. Victoria’s Secret & Co. is not in the business of providing information technology outsourcing services and does not have experience providing such services for third-parties. Victoria's Secret & Co. may not successfully execute all of these services during the transition period or we may have to expend significant efforts and/or costs materially in excess of those estimated by us to transition such services to our information technology systems and we may experience delays in such transition period. Any interruption in, or deficiency of, these services could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Turnover in Company leadership or other key positions may have an adverse impact on Company performance.
We may experience changes in key leadership or key positions in the future. The departure of key leadership personnel can result in the loss of significant knowledge and experience. This loss of knowledge and experience can be mitigated through successful hiring and transition, but there can be no assurance that we will be successful in such efforts. Attracting and retaining qualified senior leadership may be more challenging under adverse business conditions. Failure to attract and retain the right talent, or to smoothly manage the transition of responsibilities resulting from such turnover, could affect our ability to meet our challenges and may cause us to miss performance objectives or financial targets or disrupt our relationships with our customers or other third-parties.
On February 22, 2022, our Board appointed then Board Chair Sarah E. Nash as Executive Chair. Effective May 12, 2022, Ms. Nash will be appointed Interim CEO, and Andrew M. Meslow will step down as CEO and as a member of the Board due to health reasons. Our Board is in the process of retaining a national search firm to assist in identifying a permanent CEO. Such leadership transitions can be inherently difficult to manage, and an inadequate transition may cause disruption to our business, including to our relationships with our associates and other third-parties.
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

An increase in the costs of associate wages, benefits and insurance (including workers’ compensation, general liability, property and health) could adversely affect our operating results. In particular, labor shortages and the current competitive labor market have increased competition for qualified associates, which has compelled, and may continue to compel, us to pay higher wages to attract or retain qualified associates. Such increases in costs may result from general economic or competitive conditions or from government imposition of higher minimum wages at the federal, state or local level, including in connection with the increases in state minimum wages that have recently been enacted by various states. Moreover, there may be a long-term trend toward higher wages in developing markets. Any increase in such operating expenses could have a material adverse effect on our results of operations, financial condition and cash flows.
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
Our continued growth and success depends in part on new store openings and existing store remodels and expansions.
Our continued growth and success depends in part on our ability to open and operate new stores and expand and remodel existing stores on a timely and profitable basis. Accomplishing our new and existing store expansion goals will depend upon a number of factors, including the ability to partner with developers and landlords to obtain suitable sites for new and expanded stores at acceptable costs, the hiring and training of qualified personnel and the integration of new stores into existing operations. There can be no assurance we will be able to achieve our store expansion goals, manage our growth effectively, successfully integrate the planned new stores into our operations or operate our new, remodeled and expanded stores profitably. These risks could have a material adverse effect on our ability to grow and results of operations, financial condition and cash flows.
Our international operations and our plans for international expansion include risks that could impact our results and reputation.
We intend to continue to operate internationally and further expand into international markets through partner arrangements. The risks associated with international markets include difficulties in attracting customers due to a lack of customer familiarity with our brand, our lack of familiarity with local customer preferences and seasonal differences in the market. Any of these difficulties may lead to disruption in the overall timing of our international expansion efforts or increased costs. Further, entry into other markets may bring us into competition with new competitors or with existing competitors with an established market presence. Other risks include general economic conditions in specific countries or markets, volatility in the geopolitical landscape, restrictions on the repatriation of funds held internationally, disruptions or delays in shipments, occurrence of significant health hazards or pandemics, changes in diplomatic and trade relationships, political instability and foreign governmental regulation. Such expansions will also have upfront investment costs that may not be accompanied by sufficient revenues to achieve typical or expected operational and financial performance.
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
We have global representation through independently owned stores operated by our partners. Although we have criteria to evaluate and select prospective partners, the level of control we can exercise over our partners is limited, and the quality and success of their operations may be diminished by any number of factors beyond our control. For example, our partners may not have the business acumen or financial resources necessary to successfully operate stores in a manner consistent with our standards and may not hire and train qualified store managers and other personnel. Further, we have no control as to whether our partners comply with federal and local law. Our brand image and reputation may suffer materially, and our sales could decline, if our partners do not operate successfully. These risks could have an adverse effect on our results of operations, financial condition and cash flows.
Our direct channel business includes risks that could have a material adverse effect on our results.
Our direct channel (also referred to as digital or e-commerce) is subject to numerous risks that could have a material adverse effect on our results. Risks include, but are not limited to, the difficulty in recreating the in-store experience through our direct channels; domestic or international resellers purchasing merchandise and reselling it outside our control; our ability to anticipate and implement innovations in technology and logistics in order to appeal to existing and potential customers who increasingly rely on multiple channels to meet their shopping needs; and the failure of and risks related to the systems that operate our web infrastructure, websites and the related support systems, including computer viruses, theft of customer information, privacy concerns, telecommunication failures and electronic break-ins and similar disruptions.
Our failure to maintain efficient and uninterrupted order-taking and fulfillment operations could also have a material adverse effect on our results. We utilize third-party service providers for order management and fulfillment services. If these third-party service providers do not maintain efficient and uninterrupted service, we may experience merchandise delivery delays, loss of sales, cancellation charges or excessive promotional activity to clear inventory. Further, we may have difficulty replacing these third-party service providers and there can be no assurance we can do so in a timely manner or on terms favorable to us. The satisfaction of our online customers depends on their timely receipt of merchandise. If we encounter difficulties with the distribution facilities, or if the facilities were to shut down for any reason, including as a result of fire, natural disaster or work stoppage, we could face shortages of inventory; incur significantly higher costs and longer lead times associated with distributing our products to our customers; and cause customer dissatisfaction.
Any of these issues could have a material adverse effect on our operations, financial condition and cash flows.
Our ability to protect our reputation could have a material effect on our brand image.
Our ability to maintain our reputation is critical to our brand image. Our reputation could be jeopardized if we fail to maintain high standards for merchandise quality and integrity. Any negative publicity, including information publicized through traditional or social media platforms and similar venues such as blogs, websites and other forums, may affect our reputation and brand and, consequently, reduce demand for our merchandise, even if such publicity is unverified or inaccurate.
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
Our ability, or perceived inability, to complete environmental, social and governance initiatives may have a material effect on our reputation.
There has been an increased focus, including from investors, the general public and U.S. and foreign governmental and nongovernmental organizations, on environmental, social and governance ("ESG") initiatives, including with respect to climate change, greenhouse gases, packaging and waste, human rights, sustainable supply chain practices, animal health and welfare, deforestation and land, energy and water use. As part of our ongoing efforts, we established an ESG function to provide direction and help coordinate ESG work throughout the Company. There may be increased public pressure to expand our disclosures in these areas, make commitments, set targets or establish additional goals and take actions to meet them, which could expose us to market, operational and execution costs or risks. The metrics we disclose, whether they are based on the standards we set for ourselves or those set by others, may influence our reputation and the value of our brand. Our failure to achieve progress on our metrics on a timely basis, or at all, could adversely affect our business, financial performance, and growth. By electing to set and share publicly these metrics and expand upon our disclosures, our business may also face increased scrutiny related to ESG activities. As a result, we could damage our reputation and the value of our brand if we fail to act responsibly in the areas in which we report. Any harm to our reputation resulting from setting these metrics, expanding our disclosure or our failure, or perceived failure, to meet such metrics or disclosures could adversely affect our business, financial performance, and growth.
We could also be affected by the physical effects of climate change, and other environmental issues, to the extent such issues adversely affect the general economy, adversely impact our supply chain or our stores, or increase the costs of our products and other supplies needed for our operations. In addition, future U.S. and international legislative and regulatory efforts to combat climate change or other environmental considerations could result in increased regulation, and additional taxes and other expenses, in a manner that adversely affects our business.
If our marketing, advertising and promotional programs are unsuccessful, or if our competitors are more effective with their programs than we are, our results of operations, financial condition and cash flows may be adversely affected.
Customer traffic and demand for our merchandise are influenced by our advertising, marketing and promotional activities, the name recognition and reputation of our brand and the location of and service offered in our stores and through our direct business. Although we use marketing, advertising and promotional programs to attract customers through various media, including social media, websites, mobile applications, email, and print, some of our competitors may expend more for their programs than we do, or use different approaches than we do, which may provide them with a competitive advantage. Our programs may not be effective or could require increased expenditures, which could have a material adverse effect on our results of operations, financial condition and cash flows.
Our ability to adequately maintain, enforce and protect our trade names, trademarks and patents could have an impact on our brand images and ability to penetrate new markets.
We believe that our trade names, trademarks and patents are important assets and an essential element of our strategy. We have obtained or applied for federal registration of these trade names, trademarks and patents and have applied for or obtained registrations in many foreign countries. There can be no assurance that we will obtain such applied for registrations or that the registrations we obtain will prevent the imitation of our products or infringement or other violation of our intellectual property rights by others. In particular, the laws of certain foreign countries may not protect proprietary rights to the same extent as the laws of the U.S. If any third-party copies our products or our stores in a manner that projects lesser quality or carries a negative connotation, it could have a material adverse effect on our brand image and reputation as well as our results of operations, financial condition and cash flows.
Third parties may assert rights in or ownership of our trademarks and other intellectual property rights, or trademarks that are similar to our trademarks, or claim that we are infringing, misappropriating or otherwise violating their intellectual property rights. We may be unable to successfully resolve these types of conflicts to our satisfaction and may be required to enter into costly license agreements, be required to pay significant royalties, settlements costs or damages, be required to rebrand our products and/or be prevented from selling some of our products.
Our ability to compete favorably in our highly competitive segments of the retail industry could impact our results.
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
Some of our competitors may have greater financial, marketing and other resources available and trends across our product categories may favor our competitors. We rely to a greater degree than some of our competitors on physical locations in retail centers. Therefore, declines in traffic to such locations may affect us more significantly than our competitors. Some of our competitors sell their products in stores that are located in the same retail centers as our stores. In addition to competing for sales, we compete for favorable site locations and lease terms in retail centers.
Increased competition, combined with declines in store and/or online website traffic, could result in price reductions, increased marketing expenditures and loss of pricing power and market share, any of which could have a material adverse effect on our results of operations, financial condition and cash flows.
Our ability to manage the life cycle of our brand and to remain current with trends and launch new product lines successfully could impact the image and relevance of our brand.
Our success depends in part on management’s ability to effectively manage the life cycle of our brand and to anticipate and respond to changing preferences and consumer demands and to translate market trends into appropriate, salable product offerings in advance of the actual time of sale to the customer. We are dependent on certain product categories, and a decline in consumer demand in these product categories could negatively effect on our results of operations, financial condition and cash flows. Customer demands and trends change rapidly. If we are unable to successfully anticipate, identify or react to changing preferences or trends or we misjudge the market for our products or any new product lines, our sales will be lower, potentially resulting in significant amounts of unsold inventory. In response, we may be forced to increase our marketing promotions or price markdowns. These risks could have a material adverse effect on our brand image and reputation as well as our results of operations, financial condition and cash flows.
We may be impacted by our ability to adequately source, distribute and sell merchandise and other materials on a global basis.
We source merchandise and other materials directly in domestic and international markets. We distribute merchandise and other materials globally to our partners in international locations and to our stores. Many of our imports and exports are subject to a variety of customs regulations and international trade arrangements, including existing or potential duties, tariffs or safeguard quotas. We compete with other companies for production facilities.
We also face a variety of other risks generally associated with doing business on a global basis. For example:
•political instability, environmental hazards or natural disasters which could negatively affect international economies, financial markets and business activity;
•significant health hazards or pandemics, which could result in closed factories and/or stores, reduced workforces, scarcity of raw materials, and scrutiny or embargoing of goods produced in infected areas;
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
•delays or disruptions in shipping and transportation and related pricing impacts;
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
The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility of financial markets. The COVID-19 pandemic continues to impact our supply chain partners, including third-party manufacturers, logistics providers and other vendors. Current vessel, container and other transportation shortages, labor shortages and port congestion globally have delayed and may continue to delay inventory orders and, in turn, deliveries to our customers and availability in our stores and e-commerce sites. Disruptions or delays in shipments may have negative impacts to pricing of certain components of our products. The pandemic continues to have the potential to significantly impact our supply chain if the factories that manufacture our products, the distribution centers where we manage our inventory, or the operations of our logistics and other service providers are disrupted, are temporarily closed or experience worker shortages. In addition, the impact of COVID-19 on macroeconomic conditions may impact the proper functioning of financial and capital markets, foreign currency exchange rates, commodity prices, and interest rates. Even after the COVID-19 global pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession that has occurred or may occur in the future.
We rely on a number of vendor and distribution facilities located in the same vicinity, making our business susceptible to local and regional disruptions or adverse conditions.
To achieve the necessary speed and agility in producing our home fragrance, body care products and soaps and sanitizer products, we rely heavily on vendor and distribution facilities in close proximity to our headquarters in Central Ohio. As a result of geographic concentration of the vendor and distribution facilities that we rely upon, our operations are susceptible to local and regional factors, such as accidents, system failures, economic and weather conditions, natural disasters, demographic and population changes, and other unforeseen events and circumstances. Any significant interruption in the operations of these facilities could lead to inventory issues or increased costs, which could have a material adverse effect on our results of operations, financial condition and cash flows.

A change in the relationship with our key vendors could have a material effect on our business.
We rely on a limited number of vendors to support our inventory purchasing needs. In fiscal year 2021, our largest vendor supplied approximately 12% of our total merchandise purchases and our largest five vendors supplied approximately 35% of our total merchandise purchases on a combined basis. Our business depends on developing and maintaining close relationships with our vendors and on our vendors’ ability or willingness to sell quality products to us at favorable prices and terms. Many factors outside of our control may harm these relationships and the ability or willingness of these vendors to sell us products on favorable terms. For example, financial or operational difficulties that our vendors may face could increase the cost of the products we purchase from them or our ability to source products from them.
We may be impacted by our vendors’ ability to manufacture and deliver products in a timely manner, meet quality standards and comply with applicable laws and regulations.
We purchase products from third-party vendors. Factors outside our control, such as production, shipping delays, quality problems or natural disasters, could disrupt merchandise deliveries and result in lost sales, cancellation charges or excessive markdowns.
In addition, quality problems could result in product liability judgments or widespread product recalls that may negatively impact our sales and profitability for a period of time depending on product availability, competition reaction and consumer attitudes. Even if product liability claims are unsuccessful or are not fully pursued, the negative publicity surrounding any assertions could adversely impact our reputation with existing and potential customers and our brand image.
Our business could also suffer if our third-party vendors fail to comply with applicable laws and regulations. While our internal and vendor operating guidelines promote ethical business practices and our associates and third-party compliance auditors visit and monitor the operations of our third-party vendors, we do not control these vendors or their practices. The violation of labor, environmental or other laws by third-party vendors used by us, or the divergence of a third-party vendor’s or partner’s labor or environmental practices from those generally accepted as ethical or appropriate, could interrupt or otherwise disrupt the shipment of finished products to us or damage our reputation.
These risks could have a material adverse effect on our results of operations, financial condition and cash flows.
Fluctuations in foreign currency exchange rates could impact our results of operations, financial condition and cash flows.
We are exposed to foreign currency exchange rate risk with respect to our sales, profits, assets and liabilities denominated in currencies other than the U.S. dollar. In addition, our royalty arrangements are calculated based on sales in local currency and, as such, we are exposed to foreign currency exchange rate fluctuations. Although we may use foreign currency forward contracts to hedge certain foreign currency risks, these measures may not succeed in offsetting all of the short-term negative impacts of foreign currency rate movements on our business and results of operations, financial condition and cash flows. Hedging would generally not be effective in offsetting the long-term impact of sustained shifts in foreign exchange rates on our business results. As a result, the fluctuation in the value of the U.S. dollar against other currencies could have a material adverse effect on our results of operations, financial condition and cash flows.
Our results may be affected by fluctuations in product input costs.
Product input costs, including freight, labor and raw materials, fluctuate subject to price volatility caused by any fluctuation in aggregate supply and demand, or other external conditions, such as weather and climate conditions, energy costs or natural events or disasters, taxes and tariffs (including as a result of trade disputes), industry demand, inflationary conditions, labor shortages, transportation issues, fuel costs, product recalls, governmental regulation and other factors, all of which are beyond our control and in many instances are unpredictable. These factors may result in an increase in our production costs. We may not be able to, or may elect not to, pass these increases on to our customers which may adversely impact our profit margins. These risks could have a material adverse effect on our results of operations, financial condition and cash flows.
Our results may be affected by fluctuations in energy costs.
Energy costs have fluctuated in the past and may fluctuate in the future due to changes in factors beyond our control, such as weather and climate conditions or natural events or disasters, taxes and tariffs (including as a result of trade disputes), industry demand, inflationary conditions, labor shortages, transportation issues, fuel costs, political conflicts and wars, governmental regulation and other factors. These fluctuations may result in an increase in our transportation costs for distribution, utility costs for our retail stores and costs to purchase products from our manufacturers. A continual rise in energy costs could adversely affect consumer spending and demand for our products and increase our operating costs, both of which could have a material adverse effect on our results of operations, financial condition and cash flows.

Our results may be impacted by our ability to adequately protect our assets from loss and theft.
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
We significantly rely on our and our third-party service providers', including Victoria's Secret & Co., ability to implement and sustain information technology systems and to protect associated data and system availability.
Our success depends, in part, on the secure and uninterrupted performance of our and our third-party services providers' and vendors' information technology systems. Our information technology systems, as well as those of our service providers and vendors, are vulnerable to damage, interruption or breach from a variety of sources, including cyberattacks, ransomware attacks, telecommunication failures, malicious human acts and natural disasters. Moreover, despite maintaining comprehensive measures, some of our systems, e-commerce environments, servers and those of our service providers and vendors are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Such incidents could disrupt our operations including our ability to timely ship and track product orders and project inventory requirements, and lead to interruptions or delays in our supply chain. Additionally, these types of problems could result in an actual or perceived breach of confidential customer, merchandise, financial, associate or other important information (including personal information), which could result in damage to our reputation, costly litigation, customer complaints, negative publicity, breach notification obligations, regulatory or administrative sanctions, inquiries, orders or investigations, indemnity obligations, damages for contract breach or penalties for violations of applicable laws or regulations. The increased use of smartphones, tablets and other mobile devices may also heighten these and other operational risks. Despite the precautions we have taken, unanticipated problems or events may nevertheless cause failures in, or unauthorized access to, our and our third-party services providers’ and vendors' information technology systems. Sustained or repeated system disruptions that interrupt our ability to process orders and deliver products to the stores, impact our customers’ ability to access our websites and mobile applications in a timely manner, or expose confidential customer information, merchandise, financial or other important information (including personal information) could have a material adverse effect on our results of operations, financial condition and cash flows.
As a result of the Separation, we have entered into a multi-year TSA with Victoria's Secret & Co. for information technology services and systems to support the day-to-day needs for most areas of technology. Over time, we will transition the information technology capabilities from Victoria's Secret & Co. to implement point-of-sale, mobile applications, merchandising, planning, sourcing, logistics, inventory management, human resources and financial systems on to our own platforms, some of which are yet to be established.
As systems are provided, supported and managed by Victoria's Secret & Co., and eventually transitioned to us, we will be required to establish a number of new information technology systems as well as make hardware, software and code modifications and upgrades to certain existing information technology systems for point-of-sale, e-commerce, mobile apps, merchandising, planning, sourcing, logistics, inventory management, data security, and support systems including human resources and finance. Modifications involve replacing existing systems with successor systems, making changes to existing systems or acquiring new systems with new functionality. We are aware of inherent risks associated with replacing and modifying our information technology systems, including risks relative to data integrity and system disruptions. Information technology system disruptions or data corruption, if not anticipated and appropriately mitigated, could have a material adverse effect on our operations, financial condition and cash flows.
In addition to our own systems, networks and databases, we use third-party service providers to store, transmit and otherwise process certain of this information on our behalf, and our third-party service providers are subject to similar cybersecurity risks.

Due to applicable laws and regulations or contractual obligations, we may be held responsible for any cybersecurity incidents attributed to our service providers as they relate to the information we share with them or to which they are granted access. Although we contractually require these service providers to implement and maintain a standard of security (such as implementing reasonable measures), we cannot control third parties and cannot guarantee that a security breach will not occur in their systems.
Any significant compromise or breach of our data security, including the security of customer, associate, third-party or Company information, could have a material adverse effect on our reputation, results of operations, financial condition and cash flows.
In the operation of our business, we collect, use, transmit and otherwise process a large volume of personal and other confidential, proprietary and sensitive information. Information systems are susceptible to an increasing threat of continually evolving cybersecurity risks. Breaches or failures of security involving our information systems, including those provided, managed and supported by Victoria's Secret & Co., or those of any of our external service providers have occurred, and in the future may occur. Any significant compromise or breach of our data security, media reports about such an incident, whether accurate or not, or our failure to make adequate or timely disclosures to the public or law enforcement agencies following any such event, whether due to delayed discovery or a failure to follow existing protocols, could significantly damage our reputation with our customers, associates, investors and other third parties, cause the disclosure of personal, confidential, proprietary or sensitive customer, associate, third-party or company information, cause interruptions to our operations and distraction to our management, cause our customers to stop shopping with us and result in significant legal, regulatory and financial liabilities and lost revenues. Compounding these risks is the complexity of our information systems, which are a collection of our and our third-party service providers’ systems.
While we train our associates and have implemented systems, processes and security measures to protect our physical facilities and information technology systems against unauthorized access and prevent data loss, there is no guarantee that these procedures are adequate to safeguard against all data security threats. Despite these measures, we have been and may in the future be vulnerable to targeted or random attacks on our systems that could lead to security breaches, phishing attacks, denial of service attacks, acts of vandalism, computer viruses, malware, ransomware, misplaced or lost data, programming and/or human errors or similar events. Our systems and facilities are also subject to compromise from internal threats, such as theft, misuse, unauthorized access or other improper actions by associates, third-party service providers and other third parties with otherwise legitimate access to our systems, websites, mobile applications or facilities (which risks may be heightened as a result of work-from-home policies and technologies implemented in the wake of the COVID-19 pandemic). Furthermore, because the methods of cyber-attack and deception change frequently, are increasingly complex and sophisticated, and can originate from a wide variety of sources, including nation-state actors, despite our reasonable efforts to ensure the integrity of our systems, websites and mobile applications, it is possible that we may not be able to anticipate, detect, appropriately react and respond to, or implement effective preventative measures against, all cybersecurity incidents.
We have and may in the future be required to expend significant capital and other resources to protect against, respond to, and recover from any potential, attempted, or existing cybersecurity incidents. As cybersecurity incidents continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. In addition, our remediation efforts may not be successful, or may not be completed in a timely manner. The inability to implement, maintain and upgrade adequate safeguards could have a material adverse effect on our results of operations, financial condition and cash flows. Moreover, there could be public announcements regarding any cybersecurity incidents and any steps we take to respond to or remediate such incidents, and if securities analysts or investors perceive these announcements to be negative, it could, among other things, have a substantial adverse effect on the price of our common stock.
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
If we are unable to pay quarterly dividends or repurchase our shares at intended levels, our reputation and stock price may be impacted.
Our quarterly cash dividends and share repurchase programs have historically been part of our capital allocation strategy. Although our Board increased the annual dividend to $0.80 per share, beginning with the quarterly dividend paid in March 2022, and authorized a new $1.5 billion share repurchase program in February 2022, we are not required to declare dividends or make any share repurchases under our share repurchase programs in the future. In 2020, we didn't repurchase any of our shares and we suspended our quarterly cash dividends due to the effects of the COVID-19 pandemic. Our Board will determine our future levels of dividend payments and share repurchase authorizations, if any, giving consideration to our levels of profit and cash flow, capital requirements, current and forecasted liquidity, the restrictions placed upon us by our borrowing arrangements, as well as financial and other conditions which may be beyond our control. Any reduction, or failure, to pay dividends or repurchase our shares after we have announced our intention to do so may negatively impact our reputation, investor confidence in us and our stock price.
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
Risks related to our indebtedness:
Our ability to maintain our credit ratings could affect our ability to access capital and could increase our interest expense.
The credit rating agencies periodically review our capital structure and the quality and stability of our earnings. A deterioration in our capital structure or the quality and stability of our earnings could result in a downgrade of our credit ratings. Any negative ratings actions could constrain the capital available to our Company or our industry and could limit our access to funding for our operations. We are dependent upon our ability to access capital at rates and on terms we determine to be attractive. If our ability to access capital becomes constrained, our interest costs will likely increase, which could have a material adverse effect on our results of operations, financial condition and cash flows. Additionally, changes to our credit ratings could affect our future interest costs.
We may be unable to service or refinance our debt or maintain compliance with restrictive covenants in our debt instruments, including our asset-backed revolving credit facility.
We currently have substantial indebtedness. Our asset-backed revolving credit facility contains a covenant and negative covenants that under certain circumstances require maintenance of a certain financial ratio and also, under certain conditions, restrict our ability to pay dividends, repurchase common shares and make other restricted payments as defined in the agreement. Our cash flow from operations provides the primary source of funds for our debt service payments. If our cash flow from operations declines, we may be unable to service or refinance our current debt. If we fail to comply with any covenant, including our financial covenant, it could result in an event of default and our lenders could terminate the commitments under our asset-backed revolving credit facility and make the entire debt incurred thereunder immediately due and payable or we may be forced to sell assets, restructure our indebtedness or seek additional equity capital, which would dilute our stockholders’ interests.

The interest rates on our credit facilities may be impacted by the phase-out of LIBOR and the transition to the Secured Overnight Financing Rate (“SOFR”).
Interest rates on U.S. borrowings under our asset-backed revolving credit facility ("ABL Facility") are based on LIBOR. On July 27, 2017, the U.K.’s Financial Conduct Authority (the authority that administers LIBOR) announced that it intends to phase out LIBOR by the end of 2023. It remains unclear what rate or rates may develop as accepted alternatives to LIBOR, or what the effect of such changes will be on the markets for LIBOR-based financial instruments. As of the date hereof, the current recommended replacement for USD-LIBOR is SOFR. While we currently do not have any borrowings outstanding under our ABL Facility, any transition away from LIBOR as a benchmark for establishing the applicable interest rate is complex and will affect the cost of servicing any future debt under our ABL Facility. Although the ABL Facility provides for alternative base rates, the composition and characteristics of such alternative base rates are not the same as those of LIBOR, and the consequences of the phase-out of LIBOR cannot be entirely predicted at this time.
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
We are, and may increasingly become, subject to various laws, directives, industry standards and regulations, as well as contractual obligations, relating to data privacy and security in the jurisdictions in which we operate. The legal and regulatory environment related to data privacy and security is increasingly rigorous, with new and constantly changing requirements applicable to our business, and enforcement practices are likely to remain uncertain for the foreseeable future. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material adverse effect on our results of operations, financial condition and cash flows.
In the U.S., privacy and data protection are regulated at federal, state, and local levels. Various federal and state regulators, including governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security and have prioritized privacy and information security violations for enforcement actions. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts.
Laws range from the “sectoral” variety (i.e. laws that govern specific practices, services, or technologies) to omnibus laws (i.e. laws that comprehensively seek to govern all aspects of data processing practices). As an online and brick-and-mortar retailer, we are subject to both.
In North America, we are subject to sectoral laws that impose different enforcement regimes, whether via government agencies or class-action litigants, with fines and statutory damages that can result in significant exposure when applied to large customer segments. Illustrative of the sectoral variety are laws that govern telephonic communications (e.g., the Federal Telephone Consumer Protection Act), email communications (e.g., the Federal Controlling the Assault of Non-Solicited Pornography and Marketing Act, and Canada’s Anti-Spam Legislation), the use of biometric technology (e.g., the Illinois Biometric Information Privacy Act), the printing of payment card digits on a store receipt (e.g., the Federal Fair and Accurate Credit Transactions Act), the use of call recordings (e.g., Federal and state laws governing consent for recordings), the collection of consumer information at retail point of sale (e.g., the California Song-Beverly Act), and the collection of driver’s license information (e.g., state laws governing the scanning of government ID’s).
We are further subject to omnibus privacy and data protection laws. For example, the California Consumer Privacy Act (“CCPA”), which broadly governs data privacy practices, increases privacy rights for California residents and imposes obligations on companies that process their personal information, went into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain data sharing arrangements of personal information, and the ability to access and delete personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of certain classifications of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. Furthermore, in November 2020, California voters passed the California Privacy Rights Act of 2020 (“CPRA”). Effective beginning January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding California residents’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and CPRA. Other states and countries have passed comprehensive data privacy laws that are similar to the CCPA and CPRA, further complicating the legal landscape, and similar legislation is pending in more states. In addition, laws in all 50 U.S. states require businesses to provide notice to consumers (and, in some cases, to regulators) when certain classifications of personal information have been accessed or acquired as a result of a data breach. State laws are changing rapidly and there is discussion in Congress of a new comprehensive federal data privacy law to which we would become subject if it is enacted, which may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs or changes in business practices and policies.
While most of our international operations are conducted through franchise, license and wholesale arrangements, we are also subject to certain international laws, regulations and standards in certain international jurisdictions and may be subject to additional international laws, regulations and standards, whether existing or enacted in the future, that apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information. One set of laws applicable to us is Canada’s Personal Information Protection and Electronic Documents Act (“PIPEDA”), which became effective on January 1, 2001, as well as substantially similar provincial privacy laws. These privacy statutes broadly govern the entire lifecycle of personal information, enumerating principles that govern accountability; purpose; consent; limitations on collection, use, disclosure, and retention; accuracy; safeguards, transparency; right to access; and complaint-handling. Certain of the statutes also contain a mandatory breach notification regime. Federal and provincial authorities enforce these laws. Privacy regulators have an express obligation to investigate complaints, and have the authority to initiate investigations. Under PIPEDA, the Office of the Privacy Commissioner of Canada has the power to require an organization to enter into a compliance agreement and failure to comply may result in a court order or court proceedings. A complainant may also appeal to Federal Court and the court has broad authority including awarding damages. Similarly, the E.U. General Data Protection Regulation (“GDPR”), which became effective in May 2018, greatly increased the European Commission’s jurisdictional reach of its laws and adds a broad array of requirements for handling personal data, and the GDPR serves and has served as a model for other jurisdictions’ data protection laws. EU member states are tasked under the GDPR to enact, and have enacted, certain implementing legislation that adds to and/or further interprets the GDPR requirements and, depending on the extent and degree to which we conduct business in the European Economic Area (“EEA”) and United Kingdom, potentially extends our obligations and potential liability for failing to meet such obligations. The GDPR, together with national legislation, regulations and guidelines of the EU member states and the United Kingdom governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, use, retain, protect, disclose, transfer and otherwise process personal data, and other international jurisdictions are expected to pass similar laws that may include even more stringent requirements. Changes in such international laws, or changes in our business strategy such as direct expansions into additional jurisdictions may cause us to incur additional compliance costs, increase our risks of being subject to lawsuits, complaints and/or regulatory investigations or fines, or restrict our ability to transfer personal data between and among countries and regions in which we operate or may in the future operate. Such international laws, and our compliance with such laws, could impact the manner in which we do business and the geographical location or segregation of our relevant operations, and could adversely affect our results of operations, financial condition and cash flows.
All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, and training associates and engaging consultants, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, distract management or divert resources from other initiatives and projects, all of which could have a material adverse effect on our results of operations, financial condition and cash flows. Any failure or perceived failure by us to comply with any applicable federal, state or similar foreign laws and regulations relating to data privacy and security could result in damage to our reputation and our relationship with our customers, as well as proceedings or litigation by governmental agencies or customers, including class-action privacy and data-protection litigation in certain jurisdictions, which could subject us to significant fines, sanctions, awards, penalties or judgments, any of which could have a material adverse effect on our results of operations, financial condition and cash flows.
We may be impacted by our ability to comply with regulatory requirements.
We are subject to numerous regulatory requirements. Our policies, procedures and internal controls are designed to comply with all applicable foreign and domestic laws and regulations, including those required by the Sarbanes-Oxley Act of 2002, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, the SEC and the New York Stock Exchange ("NYSE"), among others. Although we have put in place policies and procedures aimed at ensuring legal and regulatory compliance, our associates, subcontractors, vendors, licensees, franchisees and other third parties could take actions that violate these laws and regulations. Any violations of such laws or regulations could have an adverse effect on our reputation, market price of our common stock, results of operations, financial condition and cash flows.
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
We, along with third parties we do business with, are subject to complex compliance and litigation risks. Actions filed against us from time to time include commercial, tort, intellectual property, customer, employment, wage and hour, data privacy, securities, anti-corruption and other claims, including purported class action lawsuits. In addition, notwithstanding our adoption of CDC-recommended guidelines and preventative efforts to ensure the health and safety of our customers and associates, it is possible that our customers and associates may contract COVID-19 while at our stores or facilities, which could subject us to litigation. The cost of defending against these types of claims against us or the ultimate resolution of such claims, whether by settlement or adverse court decision, may harm our business. Further, potential claimants may be encouraged to bring suits based on a settlement from us or adverse court decisions against us. We cannot currently assess the likely outcome of such suits, but if the outcome were negative, it could have a material adverse effect on our reputation, results of operations, financial condition and cash flows.
In addition, we may be impacted by litigation trends, including class action lawsuits involving consumers and stockholders, that could have a material adverse effect on our reputation, the market price of our common stock, results of operations, financial condition and cash flows.
We may be impacted by changes in taxation, trade and other regulatory requirements.
We are subject to income tax in local, national and international jurisdictions. In addition, our products are subject to import and excise duties and/or sales or value-added taxes in many jurisdictions. We are also subject to the examination of our tax returns and other tax matters by the IRS and other tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of these examinations. Fluctuations in tax rates and duties, changes in tax legislation or regulation or adverse outcomes of these examinations could have a material adverse effect on our results of operations, financial condition and cash flows.
There is increased uncertainty with respect to tax policy and trade relations between the U.S. and other countries, including as a result of any executive action taken or legislative priorities set by the current U.S. presidential administration. Major developments in tax policy or trade relations, such as the imposition of unilateral tariffs on imported products, could have a material adverse effect on our results of operations, financial condition and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
The following table provides the location, use and size of our Company-operated distribution, corporate and product development facilities as of January 29, 2022:

Location	Use	Approximate Square Footage
Columbus, Ohio area	Office, distribution center and shipping facilities	3,928,000
Other North America	Office and product development/design	69,000
We own five office, distribution center and shipping facilities located in the Columbus, Ohio area. These buildings comprise approximately 3.9 million square feet. We are also investing in a new 1.0 million square foot Company-operated leased direct channel fulfillment center in Columbus, Ohio which we expect to be operational in Fall 2022, and at full capacity in Fall 2023.
We lease various other office and product development/design locations in North America, primarily in New York.

Third-party Operated Fulfillment and Distribution Centers
We utilize six permanent third-party operated direct channel fulfillment centers in North America, comprising approximately 3.2 million square feet, that allow us to reduce in transit times for our direct channel orders. We also utilize six third-party operated regional distribution centers in North America, comprising approximately 1.0 million square feet, that enable us to position inventory geographically closer to our stores.
Company-operated Stores
As of January 29, 2022, we operate 1,651 retail stores located in leased facilities throughout the U.S. A substantial portion of these lease commitments consists of store leases generally with an initial term of 10 years. These store leases expire at various dates between 2022 and 2034.
As of January 29, 2022, we also operate 104 retail stores located in leased facilities throughout the Canadian provinces. These lease commitments consist of store leases generally with initial terms of 5 to 10 years. These store leases expire at various dates between 2022 and 2031.
International Partner-operated Stores
As of January 29, 2022, our partners operate 338 retail stores in more than 35 countries.

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
On May 19, 2020 and January 12, 2021, certain of our stockholders filed derivative lawsuits in the Court of Common Pleas for Franklin County, Ohio (subsequently removed to the United States District Court for the Southern District of Ohio) and the Delaware Court of Chancery, respectively, naming as defendants certain current and former directors and officers of ours and alleging, among other things, breaches of fiduciary duty through asserted violations of law and failures to monitor workplace conduct (the "Lawsuits"). In addition, we also received litigation and books-and-records demands from certain other stockholders related to the same matters (together with the Lawsuits, the "Actions").
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the New York Stock Exchange. As of January 29, 2022, there were approximately 31,000 stockholders of record. However, including active associates who participate in our stock purchase plan, associates who own shares through our sponsored retirement plans and others holding shares in broker accounts under street names, we estimate the shareholder base to be approximately 177,000.
The following table provides our quarterly market prices and cash dividends per share for 2021 and 2020:

	Market Price (a)		Cash Dividend per Share (b)
	High	Low
2021
Fourth quarter	$82.00	$50.94	$0.15
Third quarter	72.56	58.28	0.15
Second quarter	65.47	49.73	0.15
First quarter	55.21	32.47	—
2020
Fourth quarter	$39.05	$26.02	$—
Third quarter	28.63	19.23	—
Second quarter	21.55	8.11	—
First quarter	20.42	6.47	0.30
 _______________
(a)Market prices prior to August 3, 2021 have been adjusted to give effect to the Victoria's Secret & Co. spin-off.
(b)Our Board suspended our quarterly cash dividend beginning in the second quarter of 2020. In March 2021, our Board reinstated our annual dividend at $0.60 per share, beginning with the quarterly dividend paid in June 2021. In February 2022, our Board increased the annual dividend to $0.80 per share and declared the quarterly dividend of $0.20 per share, paid on March 4, 2022, to stockholders of record as of February 18, 2022.

The following graph shows the changes, over the past five-year period, in the value of $100 invested in our common stock, the Standard & Poor’s ("S&P") 500 Composite Stock Price Index and the Standard & Poor’s 500 Retail Composite Index.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN (a)(b)
AMONG BATH & BODY WORKS, INC., THE S&P 500 INDEX AND THE S&P 500 RETAIL COMPOSITE INDEX

Comparison of Cumulative Five Year Total Return
DOLLARS
300
250
200
150
100
50
0
1/28/17
2/03/18
2/02/19
2/01/20
1/30/21
1/29/22
Bath & Body Works, Inc.
S&P 500 Index
S&P 500 Retailing Index

_______________
(a)This table represents $100 invested in stock or in index at the closing price on January 28, 2017, including reinvestment of dividends.
(b)Stock prices prior to August 3, 2021 have been adjusted to give effect to the Victoria's Secret & Co. spin-off.
The following table provides our repurchases of our common stock during the fourth quarter of 2021:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
November 2021	1,907	$75.11	1,905	$262,004
December 2021	2,628	71.99	2,621	73,273
January 2022	1,199	61.18	1,198	—
Total	5,734		5,724
 ________________
(a)The total number of shares repurchased includes shares repurchased in connection with tax payments due upon vesting of associate restricted stock awards and the use of our stock to pay the exercise price on associate stock options.
(b)The average price paid per share includes any broker commissions.
(c)For additional share repurchase program information, see Note 18 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") as codified in the Accounting Standards Codification ("ASC"). The following information should be read in conjunction with our financial statements and the related notes included in Item 8. Financial Statements and Supplementary Data.
Our operating results are generally impacted by economic changes and, therefore, we monitor the retail environment using, among other things, certain key industry performance indicators including competitor performance and store traffic data. These indicators can provide insight into consumer spending patterns and shopping behavior in the current retail environment and assist us in assessing our performance as well as the potential impact of industry trends on our future operating results. Additionally, we evaluate a number of key performance indicators including comparable sales, gross profit, operating income and other performance metrics such as sales per average selling square foot in assessing our performance.
Victoria's Secret Spin-Off
On August 2, 2021, we completed the tax-free spin-off of our Victoria's Secret business, which included the Victoria's Secret and PINK brands, into an independent publicly traded company. As a result, the operating results of, and costs to separate, the Victoria's Secret business are reported in Income (Loss) from Discontinued Operations, Net of Tax in the Consolidated Statements of Income (Loss) for all periods presented. In addition, the related assets and liabilities are reported as Assets and Liabilities of Discontinued Operations on the Consolidated Balance Sheets. Unless otherwise noted, all amounts, percentages and discussions reflect only the results of operations and financial condition from our continuing operations.
Victoria’s Secret & Co. is providing technology services and systems to us under a TSA while we create independent system environments, which we believe will help to minimize dis-synergies. Over the next two to three years we expect future capital and expense related to standing up a separate information technology function for our Company.
Impacts of COVID-19
The COVID-19 pandemic has created significant public health concerns as well as economic disruption, uncertainty and volatility. Our operations and financial performance have been materially impacted by the COVID-19 pandemic. In the first quarter of 2020, all of our Company-operated stores were closed on March 17, 2020, but we were able to re-open the majority of our stores as of the end of the second quarter of 2020. Our direct business remained open for the duration of 2020. During 2020, we took prudent actions to manage expenses and to maintain our cash position and financial flexibility.
We adopted new operating models focused on safety in connection with the pandemic. We continue to remain focused on providing a safe store environment for our customers and associates, while also delivering an engaging shopping experience. We also remain focused on the safe operations of our corporate facilities and our distribution and fulfillment centers while maximizing our direct business. There remains the potential for COVID-related closures or operating restrictions, which could materially impact our operations and financial performance in future periods.
Executive and 2021 Overview
The transformation of our business that started in 2020 continued into 2021 with the successful separation of L Brands, Inc. into Bath & Body Works, Inc. and Victoria’s Secret & Co. as separate, standalone companies in August 2021. The Separation enables us to pursue growth strategies best suited to our customer base and strategic objectives, with a goal to return the highest value to our stockholders. We have a demonstrated record of consistent sales and operating income growth, as well as a proven ability to respond quickly to evolving customer tastes with a high-speed sourcing and logistics model. With high brand awareness and an increasingly loyal and growing customer base, we believe we are well positioned for continued growth in North America, as well as globally.
For 2021, sales were $7.882 billion, an increase of 22% compared to sales of $6.434 billion in 2020. Our gross profit increased $759 million to $3.855 billion driven by the increase in sales. Our gross profit rate increased to 48.9% from 48.1%, principally driven by sales leverage on our buying and occupancy expenses, partially offset by a decline in the merchandise margin rate. Increased inflationary costs amounted to approximately $175 million, most of which impacted gross margin. General, Administrative and Store Operating Expenses were $1.846 billion for 2021, an increase of 24% compared to 2020, and the rate increased by 20 basis points. The dollar increase was driven by higher store selling expenses given pandemic-related store closures in 2020 and an increase in marketing expense as we returned to more normalized activity. Operating income for 2021 was $2.009 billion, an increase of 25% compared to 2020, and the operating income rate increased by 60 basis points to 25.5%.
For additional information related to our 2021 financial performance, see “Results of Operations – 2021 Compared to 2020.”

2022 Outlook
We believe that the Bath & Body Works brand is strong, with continued opportunities for growth. In 2022, we are investing in the business to support long-term growth, and there are macroeconomic factors, such as inflation, that will impact our results. The following macroeconomic pressures and investments could impact our results of operations and cash flows in 2022:
•We are lapping two years of extraordinary growth in the business. Since 2019, sales have increased by 46%, and operating income has increased by 93%. The first quarter of 2021 benefited from customers receiving government stimulus payments;
•We are experiencing increased inflationary pressures in raw materials, energy and fuel costs as well as transportation and wage rates. We estimate that these increased and incremental costs could range between $150 million and $175 million throughout 2022. While we have strategically raised prices and are carefully managing promotional activity to partially offset these costs, we plan to be thoughtful about customer response to additional price increases;
•We continue to invest in the customer experience and plan to introduce our loyalty program to the balance of our U.S. chain starting in summer 2022. We expect that the loyalty program will drive sales and customer retention, deepening our relationships with customers over the long-term. The introduction of the program will result in an initial revenue deferral for our customers’ accumulated points until they are used; and
•We are experiencing some deleverage and incremental project costs as we build and separate our own technology function to support our standalone business. We are also investing in a new Company-operated fulfillment center to complement our existing third-party network.

Adjusted Financial Information from Continuing Operations
In addition to our results provided in accordance with GAAP above and throughout this Annual Report on Form 10-K, provided below are non-GAAP measurements which present operating income, net income from continuing operations and earnings from continuing operations per share in 2021, 2020 and 2019 on an adjusted basis, which remove certain special items. We believe that these special items are not indicative of our ongoing operations due to their size and nature. We use adjusted financial information as key performance measures of results of operations for the purpose of evaluating performance internally. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Instead, we believe that the presentation of adjusted financial information provides additional information to investors to facilitate the comparison of past and present operations. Further, our definitions of adjusted financial information may differ from similarly titled measures used by other companies. The table below reconciles the GAAP financial measures to the non-GAAP financial measures.

(in millions, except per share amounts)	2021	2020	2019
Reconciliation of Reported Operating Income to Adjusted Operating Income
Reported Operating Income	$2,009	$1,604	$1,040
Write-off of Inventory due to Tornado (a)	9	—	—
Restructuring Charges (b)	—	30	—
Adjusted Operating Income	$2,019	$1,634	$1,040

Reconciliation of Reported Net Income from Continuing Operations to Adjusted Net Income from Continuing Operations
Reported Net Income from Continuing Operations	$1,075	$865	$460
Write-off of Inventory due to Tornado (a)	9	—	—
Restructuring Charges (b)	—	30	—
Loss on Extinguishment of Debt (c)	195	53	40
La Senza Charges (d)	—	—	37
Tax Benefit from the Resolution of Certain Tax Matters (e)	—	(50)	—
Tax Benefit of Special Items in Operating Income and Other Loss	(49)	(18)	(19)
Adjusted Net Income from Continuing Operations	$1,230	$878	$517

Reconciliation of Reported Earnings from Continuing Operations Per Diluted Share to Adjusted Earnings from Continuing Operations Per Diluted Share
Reported Earnings from Continuing Operations Per Diluted Share	$3.94	$3.07	$1.65
Write-off of Inventory due to Tornado (a)	0.03	—	—
Restructuring Charges (b)	—	0.08	—
Loss on Extinguishment of Debt (c)	0.54	0.14	0.11
La Senza Charges (d)	—	—	0.10
Tax Benefit from the Resolution of Certain Tax Matters (e)	—	(0.18)	—
Adjusted Earnings from Continuing Operations Per Diluted Share	$4.51	$3.12	$1.86
 ________________
(a)In the fourth quarter of 2021, we recognized a pre-tax loss of $9 million ($7 million after tax) related to the write-off of inventory that was destroyed by a tornado at a vendor's facility.
(b)In the second quarter of 2020, we recognized pre-tax severance charges of $30 million ($24 million after tax) related to restructuring activities. For additional information, see Note 5, “Restructuring Activities" included in Item 8. Financial Statements and Supplementary Data.
(c)In the third and first quarters of 2021, we recognized pre-tax losses of $89 million and $105 million (after-tax losses of $68 million and $80 million), respectively, due to the early extinguishment of outstanding notes. In the third quarter of 2020, we recognized a pre-tax loss of $53 million (after-tax loss of $40 million) due to the early extinguishment of outstanding notes. In the second quarter of 2019, we recognized a pre-tax loss of $40 million (after-tax loss of $30 million) due to the early extinguishment of outstanding notes. For additional information, see Note 13, "Long-term Debt and Borrowing Facilities" included in Item 8. Financial Statements and Supplementary Data.

(d)In the third quarter of 2019, we recognized $37 million of pre-tax charges ($28 million after-tax) to increase reserves related to ongoing contingent obligations for the La Senza business, which was sold in the fourth quarter of 2018. For additional information see Note 16, "Commitments and Contingencies" included in Item 8. Financial Statements and Supplementary Data.
(e)In the first quarter of 2020, we recognized a $50 million tax benefit related to the resolution of certain tax matters. For additional information see Note 12, "Income Taxes" included in Item 8. Financial Statements and Supplementary Data.
Company-Operated Store Data
The following table compares U.S. Company-operated store data for 2021, 2020 and 2019:

				% Change
	2021	2020	2019	2021	2020
Sales per Average Selling Square Foot (a)	$1,220	$916	$931	33%	(2%)
Sales per Average Store (in thousands) (a)	$3,279	$2,424	$2,428	35%	—%
Average Store Size (selling square feet)	2,716	2,660	2,631	2%	1%
Total Selling Square Feet (in thousands)	4,485	4,343	4,306	3%	1%
 ________________
(a)Sales per average selling square foot and sales per average store, which are indicators of store productivity, are calculated based on store sales for the period divided by the average, including the beginning and end of period, of total square footage and store count, respectively. As a result of the COVID-19 pandemic, all our stores in the U.S. were closed on March 17, 2020 with the majority having been re-opened as of the beginning of the third quarter of 2020. As a result, full year comparisons to 2020 are not a meaningful way to evaluate our operating results.

The following table represents Company-operated store data for 2021:

	Stores			Stores
	January 30, 2021	Opened	Closed	January 29, 2022
United States	1,633	53	(35)	1,651
Canada	103	1	—	104
Total Bath & Body Works	1,736	54	(35)	1,755

The following table represents Company-operated store data for 2020:

	Stores			Stores
	February 1, 2020	Opened	Closed	January 30, 2021
United States	1,637	26	(30)	1,633
Canada	102	1	—	103
Total Bath & Body Works	1,739	27	(30)	1,736

The following table represents Company-operated store data for 2019:

	Stores			Stores
	February 2, 2019	Opened	Closed	February 1, 2020
United States	1,619	38	(20)	1,637
Canada	102	1	(1)	102
Total Bath & Body Works	1,721	39	(21)	1,739

Partner-Operated Store Data
The following table represents partner-operated store data for 2021:

	Stores			Stores
	January 30, 2021	Opened	Closed	January 29, 2022
International	270	55	(8)	317
International - Travel Retail	18	3	—	21
Total International	288	58	(8)	338

The following table represents partner-operated store data for 2020:

	Stores			Stores
	February 1, 2020	Opened	Closed	January 30, 2021
International	262	12	(4)	270
International - Travel Retail	16	2	—	18
Total International	278	14	(4)	288

The following table represents partner-operated store data for 2019:

	Stores			Stores
	February 2, 2019	Opened	Closed	February 1, 2020
International	223	43	(4)	262
International - Travel Retail	12	4	—	16
Total International	235	47	(4)	278

Results of Operations—2021 Compared to 2020
For 2021, operating income increased $405 million to $2.009 billion, and the operating income rate increased to 25.5% from 24.9%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for 2021 in comparison to 2020:

	2021	2020	% Change
	(in millions)
Stores - U.S. and Canada	$5,709	$4,207	35.7%
Direct - U.S. and Canada	1,890	2,003	(5.7%)
International (a)	283	224	26.7%
Total Net Sales	$7,882	$6,434	22.5%
________________
(a)Results include royalties associated with franchised store and wholesale sales.
The following table provides a reconciliation of net sales for 2020 to 2021:

(in millions)
2020 Net Sales	$6,434
Comparable Store Sales	76
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net (a)	1,414
Direct Channels	(113)
International Wholesale, Royalty and Other	59
Foreign Currency Translation	12
2021 Net Sales	$7,882
________________

(a)Includes the increased sales period over period due to the 2020 COVID-19-related stores closures.

The following table compares 2021 comparable sales to 2020:

	2021	2020
Comparable Sales (Stores and Direct) (a)	(1%)	45%
Comparable Store Sales (a)	2%	26%
 ________________
(a)The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. The change in comparable sales provides an indication of period over period growth (decline). A store is typically included in the calculation of comparable sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Closed stores are excluded from the comparable sales calculation if they have been closed for four consecutive days or more. Upon re-opening, the stores are included in the calculation. Therefore, comparable sales results exclude the closure period of stores that were closed for four consecutive days or more as a result of the COVID-19 pandemic. Additionally, stores are excluded if total selling square footage in the center changes by 20% or more through the opening or closing of a second store. The percentage change in comparable sales is calculated on a comparable calendar period as opposed to a fiscal basis. Comparable sales attributable to our Canadian stores are calculated on a constant currency basis.
For 2021, net sales increased $1.448 billion to $7.882 billion. Net sales increased in the stores channel $1.502 billion, or 35.7%, primarily due to the COVID-19-related store closures in 2020. In the direct channel, net sales decreased $113 million, or 5.7%, primarily due to the reopening of stores this year, as compared to the prior year when stores were closed which drove an increase in sales in the direct channel. International net sales increased by $59 million, or 26.7%, due to increases in partner-operated stores and digital sites as well as the COVID-19-related closures in 2020.
Performance was strong throughout the period as we saw positive customer response to our merchandise. We experienced growth in fragrant body care, home fragrance and gifting and accessories. As expected, soaps and sanitizers declined versus 2020's meaningful growth.
Gross Profit
For 2021, our gross profit increased $759 million to $3.855 billion, and our gross profit rate (expressed as a percentage of net sales) increased to 48.9% from 48.1%. Gross profit increased due to the increase in merchandise margin dollars related to the increase in net sales, partially offset by higher occupancy expenses due to the increase in net sales. The gross profit rate increased due to buying and occupancy leverage on higher net sales, partially offset by a decline in the merchandise margin rate as a result of increased inflationary costs.
General, Administrative and Store Operating Expenses
For 2021, our general, administrative and store operating expenses increased $354 million to $1.846 billion, and the rate increased to 23.4% from 23.2%. General, administrative and store operating expenses increased due to higher store selling expenses given pandemic-related store closures in 2020, an increase in marketing expense as we returned to more normalized activity and an increase in charitable contributions to support philanthropic funds. These increases were partially offset by severance and related costs associated with headcount reductions totaling $30 million in the prior year. The general, administrative and store operating expense rate increased primarily due to the increase in marketing investments.
Other Income (Loss) and Expenses
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for 2021 and 2020:

	2021	2020
Average daily borrowings (in millions)	$5,409	$6,317
Average borrowing rate	7.2%	6.8%
For 2021, our interest expense decreased $44 million to $388 million due to lower average daily borrowings partially offset by a higher average borrowing rate.

Other Loss
For 2021, our other loss was $198 million, consisting primarily of $195 million pre-tax losses associated with the early extinguishment of outstanding notes. For 2020, our other loss was $50 million, consisting primarily of a $53 million pre-tax loss associated with the early extinguishment of outstanding notes.
Provision for Income Taxes
For 2021, our effective tax rate was 24.5% compared to 22.9% in 2020. The 2021 rate is in line with our combined estimated federal and state statutory rate. The 2020 rate was lower than our combined estimated federal and state statutory rate primarily due to the resolution of certain tax matters, which resulted in a $50 million tax benefit.
Results of Operations—Fourth Quarter of 2021 Compared to Fourth Quarter of 2020
For the fourth quarter of 2021, operating income increased $9 million to $879 million, and the operating income rate decreased to 29.0% from 32.0%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for the fourth quarter of 2021 in comparison to the fourth quarter of 2020:

	2021	2020	% Change
	(in millions)
Stores - U.S. and Canada	$2,191	$1,903	15.1%
Direct - U.S. and Canada	764	750	1.9%
International (a)	72	66	11.5%
Total Net Sales	$3,027	$2,719	11.4%
________________
(a)Results include royalties associated with franchised store and wholesale sales.
The following table provides a reconciliation of net sales for the fourth quarter of 2020 to the fourth quarter of 2021:

(in millions)
2020 Net Sales	$2,719
Comparable Store Sales	199
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	87
Direct Channels	14
International, Wholesale, Royalty and Other	6
Foreign Currency Translation	2
2021 Net Sales	$3,027

The following table compares fourth quarter of 2021 comparable sales to fourth quarter of 2020:

	2021	2020
Comparable Sales (Stores and Direct) (a)	7%	22%
Comparable Store Sales (a)	11%	9%
 ________________
(a)The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. The change in comparable sales provides an indication of period over period growth (decline). A store is typically included in the calculation of comparable sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Closed stores are excluded from the comparable sales calculation if they have been closed for four consecutive days or more. Upon re-opening, the stores are included in the calculation. Therefore, comparable sales results exclude the closure period of stores that were closed for four consecutive days or more as a result of the COVID-19 pandemic. Additionally, stores are excluded if total selling square footage in the center changes by 20% or more through the opening or closing of a second store. The percentage change in comparable sales is calculated on a comparable calendar period as opposed to a fiscal basis. Comparable sales attributable to our Canadian stores are calculated on a constant currency basis.

For the fourth quarter of 2021, net sales increased $308 million to $3.027 billion. Net sales increased in the stores channel by $288 million, or 15.1%, primarily due to an increase in sales transactions and in the average dollar sale. In addition, store capacity constraints due to COVID-19 protocols were less restrictive than the fourth quarter of 2020, which benefited store traffic. Direct net sales increased $14 million, or 1.9%, primarily due to the launch of our e-commerce site in Canada, partially offset by a decline in digital traffic given the impact from the store restrictions last year. International net sales increased by $6 million, or 11.5%, due to increases in partner-operated stores and digital sites.
In terms of category performance, during the fourth quarter of 2021, we experienced solid growth in fragrant body care, home fragrance and gifting and accessories compared to 2020. As expected, soaps and sanitizers declined versus the meaningful growth experienced in 2020.
Gross Profit
For the fourth quarter of 2021, our gross profit increased $39 million to $1.446 billion, and our gross profit rate (expressed as a percentage of net sales) decreased to 47.8% from 51.7%. Gross profit increased due to the increase in merchandise margin dollars related to the increase in net sales, partially offset by higher occupancy expenses due to the increase in net sales. The gross profit rate decreased primarily due to a decline in the merchandise margin rate driven by increased inflationary costs, and buying and occupancy expense deleverage driven by lapping one-time rent concessions in the fourth quarter of 2020 and continued investments in direct fulfillment capabilities.
General, Administrative and Store Operating Expenses
For the fourth quarter of 2021, our general, administrative and store operating expenses increased $30 million to $567 million and the rate decreased to 18.7% from 19.8%. General, administrative and store operating expenses increased principally driven by an increase in marketing as we returned to more normalized activity and an increase in technology costs as we began the work to stand up a separate information technology function following the spin-off of Victoria’s Secret & Co., partially offset by a decline in store payroll primarily due to lower bonus payouts. The general, administrative and store operating expense rate decreased primarily due to leverage on higher net sales.
Other Income (Loss) and Expenses
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the fourth quarter of 2021 and 2020:

	2021	2020
Average daily borrowings (in millions)	$4,915	$6,449
Average borrowing rate	7.1%	7.2%
For the fourth quarter of 2021, our interest expense decreased $29 million to $87 million due to both lower average daily borrowings and average borrowing rate.
Provision for Income Taxes
For the fourth quarter of 2021, our effective tax rate was 25.1% compared to 25.9% in 2020. The 2021 and 2020 rates are generally consistent with our combined estimated federal and state statutory rate.
Results of Operations—2020 Compared to 2019
For 2020, operating income increased $564 million to $1.604 billion, and the operating income rate increased to 24.9% from 19.2%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for 2020 in comparison to 2019:

	2020	2019	% Change
	(in millions)
Stores - U.S. and Canada	$4,207	$4,212	(0.1%)
Direct - U.S. and Canada	2,003	958	109.1%
International (a)	224	185	20.8%
Other (b)	—	50	(100.0%)
Total Net Sales	$6,434	$5,405	19.0%
________________
(a)Results include royalties associated with franchised store and wholesale sales.

(b)Results include wholesale revenues to La Senza subsequent to our divestiture of the business in 2018.
The following table provides a reconciliation of net sales for 2019 to 2020:

	Bath & Body Works	Other	Total
	(in millions)
2019 Net Sales	$5,355	$50	$5,405
Comparable Store Sales	824	—	824
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net (a)	(830)	—	(830)
Direct Channels	1,045	—	1,045
International Wholesale, Royalty and Other	39	(50)	(11)
Foreign Currency Translation	1	—	1
2020 Net Sales	$6,434	$—	$6,434
________________
(a)Includes the impact of COVID-19-related stores closures.

The following table compares 2020 comparable sales to 2019:

	2020	2019
Comparable Sales (Stores and Direct) (a)	45%	10%
Comparable Store Sales (a)	26%	5%
 ________________
(a)The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. The change in comparable sales provides an indication of period over period growth (decline). A store is typically included in the calculation of comparable sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Closed stores are excluded from the comparable sales calculation if they have been closed for four consecutive days or more. Upon re-opening, the stores are included in the calculation. Therefore, comparable sales results for 2020 exclude the closure period of stores that were closed for four consecutive days or more as a result of the COVID-19 pandemic. Additionally, stores are excluded if total selling square footage in the center changes by 20% or more through the opening or closing of a second store. The percentage change in comparable sales is calculated on a comparable calendar period as opposed to a fiscal basis. Comparable sales attributable to our Canadian stores are calculated on a constant currency basis.
For 2020, net sales increased $1.029 billion to $6.434 billion. In the stores and direct channels, sales were strong across all merchandise categories, driven by continued high demand for soaps and sanitizers combined with strong sales performance in home fragrance and body care. The direct channel, which remained open throughout 2020, grew sales by 109.1% to $2.003 billion. These increases were partially offset by a decrease as a result of the COVID-19-related store closures as our stores were closed for a significant amount of time, primarily in the first and second quarter of 2020. Additionally, net sales decreased $50 million as we no longer provided sourcing services to La Senza, a company we divested in fiscal 2018.
The increase in comparable sales was driven by increases in digital traffic, conversion and average unit retail, partially offset by a decline in store traffic.
Gross Profit
For 2020, our gross profit increased $709 million to $3.096 billion, and our gross profit rate (expressed as a percentage of net sales) increased to 48.1% from 44.2%. The gross profit increase was due to increased merchandise margin dollars related to the increase in net sales and the strong customer response to our merchandise assortment which allowed us to strategically pull back on promotional activity and marketing related offers, partially offset by higher expenses due to increased direct channel fulfillment and shipping costs. The gross profit rate increase was driven by an increase in the merchandise margin rate reflecting a meaningful pullback in promotional activity and buying and occupancy leverage on higher net sales.

General, Administrative and Store Operating Expenses
For 2020, our general, administrative and store operating expenses increased $145 million to $1.492 billion, and the rate decreased to 23.2% from 24.9%. General, administrative and store operating expenses increased due to increases in store selling expenses in connection with the increase in net sales and to support COVID-19 guidelines, and severance and related costs associated with headcount reductions totaling $30 million. The general, administrative and store operating expense rate decreased driven by leverage on higher net sales.
Other Income (Loss) and Expenses
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for 2020 and 2019:

	2020	2019
Average daily borrowings (in millions)	$6,317	$5,568
Average borrowing rate	6.8%	6.7%
For 2020, our interest expense increased $62 million to $432 million due to both higher average daily borrowings and average borrowing rate.
Other Loss
For 2020, our other loss of $50 million, consisting primarily of a $53 million pre-tax loss associated with the early extinguishment of outstanding notes. For 2019, our other loss was $62 million, consisting primarily of a $40 million pre-tax loss associated with the early extinguishment of outstanding notes and a $37 million charge to increase reserves related to ongoing contingent obligations for the La Senza business, partially offset by interest income received on invested cash.
Provision for Income Taxes
For 2020, our effective tax rate was 22.9% compared to 24.3% in 2019. The 2020 rate was lower than our combined estimated federal and state statutory rate primarily due to the resolution of certain tax matters, which resulted in a $50 million tax benefit. The 2019 rate was lower than our combined estimated federal and state statutory rate primarily due to the resolution of certain tax matters.
Results of Operations—Fourth Quarter of 2020 Compared to Fourth Quarter of 2019
For the fourth quarter of 2020, operating income increased $257 million to $870 million, and the operating income rate increased to 32.0% from 27.5%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for the fourth quarter of 2020 in comparison to the fourth quarter of 2019:

	2020	2019	% Change
	(in millions)
Stores - U.S. and Canada	$1,903	$1,744	9.1%
Direct - U.S. and Canada	750	431	74.0%
International (a)	66	56	16.4%
Total Net Sales	$2,719	$2,231	21.8%
________________
(a)Results include royalties associated with franchised store and wholesale sales.

The following table provides a reconciliation of net sales for the fourth quarter of 2019 to the fourth quarter of 2020:

(in millions)
2019 Net Sales	$2,231
Comparable Store Sales	154
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	4
Direct Channels	319
International Wholesale, Royalty and Other	9
Foreign Currency Translation	2
2020 Net Sales	$2,719

The following table compares fourth quarter of 2020 comparable sales to fourth quarter of 2019:

	2020	2019
Comparable Sales (Stores and Direct) (a)	22%	10%
Comparable Store Sales (a)	9%	5%
 ________________
(a)The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. The change in comparable sales provides an indication of period over period growth (decline). A store is typically included in the calculation of comparable sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Closed stores are excluded from the comparable sales calculation if they have been closed for four consecutive days or more. Upon re-opening, the stores are included in the calculation. Therefore, comparable sales results for 2020 exclude the closure period of stores that were closed for four consecutive days or more as a result of the COVID-19 pandemic. Additionally, stores are excluded if total selling square footage in the center changes by 20% or more through the opening or closing of a second store. The percentage change in comparable sales is calculated on a comparable calendar period as opposed to a fiscal basis. Comparable sales attributable to our Canadian stores are calculated on a constant currency basis.
For the fourth quarter of 2020, net sales increased $488 million to $2.719 billion. We achieved growth in all merchandise categories with two-thirds of our dollar growth coming from our home fragrance and body care categories, and one-third of the growth coming from soaps and sanitizers. In the direct channel, fourth quarter sales increased by 74.0%, or $319 million. Traffic in the stores channel was limited during the Holiday time period by capacity constraints in stores on high volume days.
The increase in comparable sales was driven by increases in digital traffic, conversion and average unit retail, partially offset by a decline in store traffic, which was particularly constrained on high volume Holiday days.
Gross Profit
For the fourth quarter of 2020, our gross profit increased $351 million to $1.407 billion, and our gross profit rate (expressed as a percentage of net sales) increased to 51.7% from 47.3%. The gross profit increase was due to increased merchandise margin dollars related to the increase in net sales and the strong customer response to our merchandise assortment which allowed us to strategically pull back on promotional activity and marketing related offers. This was partially offset by higher expenses due to increased direct channel fulfillment and shipping costs. The gross profit rate increase was driven by an increase in the merchandise margin rate reflecting a meaningful pullback in promotional activity and buying and occupancy leverage on higher net sales.
General, Administrative and Store Operating Expenses
For the fourth quarter of 2020, our general, administrative and store operating expenses increased $94 million to $537 million, and the rate decreased to 19.8% from 19.9%. General, administrative and store operating expenses increased due to an increase in store selling expenses related to the increase in net sales and to support COVID-19 guidelines, and an increase in incentive compensation payouts as a result of Company performance. The general, administrative and store operating expense rate decreased driven by leverage on higher net sales.
Other Income (Loss) and Expenses
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the fourth quarter of 2020 and 2019:

	2020	2019
Average daily borrowings (in millions)	$6,449	$5,459
Average borrowing rate	7.2%	6.7%
For the fourth quarter of 2020, our interest expense increased $26 million to $116 million due to both higher average daily borrowings and average borrowing rate.
Provision for Income Taxes
For the fourth quarter of 2020, our effective tax rate was 25.9% compared to 25.4% in 2019. The 2020 rate is generally consistent with our combined estimated federal and state statutory rate. The 2019 rate was lower than our combined estimated federal and state statutory rate primarily due to the resolution of certain tax matters.

FINANCIAL CONDITION
Liquidity and Capital Resources
Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements, capital expenditures, the payment of dividends and our share repurchases. Our cash provided from operations is impacted by our net income and working capital changes. Our net income is impacted by, among other things, sales volume, seasonal sales patterns, success of new product introductions, profit margins and income taxes. Historically, sales are higher during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the summer and fall months as inventory builds in anticipation of the holiday period. Our cash and cash equivalents held by foreign subsidiaries were $81 million as of January 29, 2022.
We believe that our available short-term and long-term capital resources are sufficient to fund foreseeable requirements.
Working Capital and Capitalization
The following table provides a summary of our working capital position and capitalization as of January 29, 2022 and January 30, 2021:

	January 29, 2022	January 30, 2021
	(in millions)
Working Capital, Net of Assets and Liabilities from Discontinued Operations (a)	$1,719	$3,012
Capitalization:
Long-term Debt	4,854	6,366
Shareholders’ Equity (Deficit)	(1,518)	(662)
Total Capitalization	$3,336	$5,704
Amounts Available Under the ABL Facility (b)	$479	$—
 ________________
(a)The balance as of January 30, 2021 excludes the carrying value of assets and liabilities reported as discontinued operations on the Consolidated Balance Sheets.
(b)As of January 29, 2022, our borrowing base was $495 million and we had outstanding letters of credit, which reduce our availability under the ABL Facility, of $16 million. As of January 30, 2021 we were unable to draw upon the ABL Facility as our consolidated cash balance exceeded $350 million.
Debt Leverage Ratio
Our debt leverage ratio is defined as adjusted debt, which includes our long-term debt and total operating lease liabilities, divided by adjusted earnings before interest, taxes, depreciation, amortization and rent ("EBITDAR"). Adjusted EBITDAR is calculated as adjusted operating income (a non-GAAP measure that is reconciled under the heading "Adjusted Financial Information from Continuing Operations," in this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations), which excludes interest and taxes, before depreciation, amortization and lease costs. Our debt leverage ratio is a non-GAAP financial measure which we believe is useful to analyze our capital structure. Our debt leverage ratio calculation may not be comparable to similarly-titled measures reported by other companies. Our debt leverage ratio should be evaluated in addition to, and not considered a substitute for, other GAAP financial measures.

The following table provides our debt leverage ratio as of, and for the years ended, January 29, 2022 and January 30, 2021:

	January 29, 2022	January 30, 2021
	(dollars in millions)
Long-term Debt	$4,854	$6,366
Total Operating Lease Liabilities	1,159	1,115
Adjusted Debt	$6,013	$7,481

Adjusted Operating Income	$2,019	$1,634
Depreciation and Amortization	205	195
Total Lease Costs	358	311
Adjusted EBITDAR	$2,582	$2,140
Debt Leverage Ratio	2.33	3.50
Cash Flow
The cash flows related to discontinued operations have not been segregated in our Consolidated Statements of Cash Flows. Accordingly, the cash flows discussed below include the results of continuing and discontinued operations.
The following table provides a summary of our cash flow activity for the fiscal years ended January 29, 2022, January 30, 2021 and February 1, 2020:

	2021	2020	2019
	(in millions)
Cash and Cash Equivalents and Restricted Cash, Beginning of Year	$3,933	$1,499	$1,413
Net Cash Flows Provided by Operating Activities	1,492	2,039	1,236
Net Cash Flows Used for Investing Activities	(259)	(219)	(480)
Net Cash Flows Provided by (Used for) Financing Activities	(3,188)	610	(666)
Effects of Exchange Rate Changes on Cash and Cash Equivalents and Restricted Cash	1	4	(4)
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	(1,954)	2,434	86
Cash and Cash Equivalents and Restricted Cash, End of Year	$1,979	$3,933	$1,499
Operating Activities
Net cash provided by operating activities in 2021 was $1.492 billion, including net income of $1.333 billion. Net income included depreciation of $363 million, loss on extinguishment of debt of $195 million, share-based compensation expense of $46 million, and deferred income tax expense of $45 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant item in working capital was a decrease in operating cash flow of $177 million associated with the increase in Inventories.
Net cash provided by operating activities in 2020 was $2.039 billion, including net income of $844 million. Net income included depreciation of $521 million, Victoria's Secret store and lease asset impairment charges of $254 million, gain from formation of the Victoria's Secret U.K. and Ireland joint venture of $54 million, loss on extinguishment of debt of $53 million, share-based compensation expense of $50 million, non-cash gain from Victoria's Secret Hong Kong store closure and lease termination of $39 million and deferred income tax expense of $33 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant item in working capital was an increase in operating cash flow of $379 million associated with the increase in Accounts Payables, Accrued Expenses and Other and Other Assets and Liabilities.
Net cash provided by operating activities in 2019 was $1.236 billion, including net loss of $366 million. Net loss included depreciation of $588 million, Victoria's Secret goodwill impairment charges of $720 million, Victoria's Secret store and lease asset impairment charges of $263 million, share-based compensation expense of $87 million, loss on extinguishment of debt of $40 million, La Senza charges of $37 million and deferred income tax benefits of $29 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant item in working capital was a decrease in operating cash flow of $93 million associated with the decrease in Accounts Payables, Accrued Expenses and Other.

Investing Activities
Net cash used for investing activities in 2021 was $259 million consisting primarily of $270 million of capital expenditures. Capital expenditures related to our continuing operations totaled $205 million, approximately 60% of which related to real estate investments with the remaining investment principally in technology and fulfillment center capabilities. Capital expenditures related to discontinued operations were $66 million.
Net cash used for investing activities in 2020 was $219 million consisting primarily of $228 million of capital expenditures. The capital expenditures were primarily related to spending on technology and logistics to support our and the Victoria's Secret digital businesses and other retail capabilities. Capital expenditures of approximately $80 million related to the opening of new stores or the remodeling and improving of existing stores, primarily for Bath & Body Works.
Net cash used for investing activities in 2019 was $480 million consisting primarily of $458 million of capital expenditures. The capital expenditures included $286 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and logistics to support our and the Victoria's Secret digital businesses and other retail capabilities.
We will continue to invest in our Bath & Body Works business to support growth in new off-mall stores and remodels, direct channel technology and fulfillment capabilities, as well as standing up a new information technology function. We are estimating 2022 capital expenditures to be approximately $400 million, with about 40% relating to real estate investments. The remaining capital expenditures forecast is principally related to our information technology investments and the new direct fulfillment center.
Financing Activities
Net cash used for financing activities in 2021 was $3.188 billion primarily consisting of $1.964 billion in repurchases of our common stock, $1.716 billion in payments for the early extinguishment of outstanding notes, transfers and payments to Victoria's Secret & Co. related to the spin-off of $376 million, dividend payments of $0.45 per share, or $120 million, and $59 million of tax payments related to share-based awards. These uses were partially offset by proceeds of $976 million from the Victoria's Secret & Co. spin-off and proceeds from stock option exercises of $83 million.
Net cash provided by financing activities in 2020 was $610 million consisting primarily of net proceeds of $2.218 billion from the issuance of new notes, partially offset by $1.307 billion in payments for the early extinguishment of outstanding notes, $155 million of net repayments under foreign borrowing facilities to support the Victoria's Secret business ("Victoria's Secret Foreign Facilities"), dividend payments of $0.30 per share, or $83 million, and payments of finance lease obligations of $53 million. We also borrowed and repaid $950 million under our Credit Agreement (as defined below) during 2020.
Net cash used for financing activities in 2019 was $666 million consisting primarily of $799 million in payments for the early extinguishment of outstanding notes, dividend payments of $1.20 per share, or $332 million, and tax payments related to share-based awards of $13 million. These were partially offset by the net proceeds of $486 million from the issuance of the 2029 Notes (as defined below) and $5 million of net new borrowings under the Victoria's Secret Foreign Facilities.
On February 2, 2022, we announced that our Board authorized a new $1.5 billion share repurchase program (the "February 2022 Program"). Also on February 2, 2022, as part of the February 2022 Program, we entered into an accelerated share repurchase agreement ("ASR") under which we will repurchase $1 billion of our own outstanding common stock. On February 4, 2022, we delivered $1 billion to the ASR bank, and the bank delivered approximately 14 million shares of our common stock to us (the "Initial Shares"). Pursuant to the terms of the ASR, the Initial Shares represented 80% of the number of shares determined by dividing our $1 billion payment by the closing price of our common stock on February 2, 2022. The aggregate number of shares of common stock to be delivered under the ASR will be based generally upon a discount to the Rule 10b-18 volume-weighted average price at which the shares of common stock trade during the regular trading sessions on the NYSE during the term of repurchase period. At final settlement, the ASR bank may be obligated to deliver additional shares of our common stock to us or we may be obligated to make delivery of shares of our common stock or a cash payment to the ASR bank, at our option. We expect final settlement of the share repurchases under the ASR to occur during the second quarter of 2022.
Also in February 2022, our Board increased the annual dividend to $0.80 per share and declared the quarterly dividend of $0.20 per share, paid on March 4, 2022, to stockholders of record as of February 18, 2022.
Common Stock Share Repurchases
Our Board will determine share repurchase authorizations, giving consideration to our levels of profit and cash flow, capital requirements, current and forecasted liquidity, the restrictions placed upon us by our borrowing arrangements as well as financial and other conditions existing at the time. We use cash flow generated from operating and financing activities to fund our share repurchase programs. The timing and amount of any repurchases will be made at our discretion, taking into account a number of factors, including market conditions.

In March 2021, our Board authorized a $500 million share repurchase plan (the "March 2021 Plan"), which replaced the $79 million remaining under a March 2018 repurchase program. Pursuant to the Board's authorization, we entered into a Rule 10b5-1 purchase plan to effectuate share repurchases for the first $250 million. In May 2021, we initiated a second $250 million Rule 10b5-1 purchase plan to effectuate the remaining share repurchases under the March 2021 Plan.
In July 2021, our Board authorized a new $1.5 billion share repurchase program (the "July 2021 Program"), which replaced the $36 million remaining under the March 2021 Plan. Under the authorization of this program, in July 2021 we entered into a stock repurchase agreement with our former CEO and certain of his affiliated entities pursuant to which we repurchased 10 million shares of our common stock for an aggregate purchase price of $730 million.
We did not repurchase any shares of our common stock in 2019 or 2020. We repurchased the following shares of our common stock during 2021:

Repurchase Program	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in millions)	(in thousands)	(in millions)
March 2021 (a)	$500	6,996	$464	$66.30
July 2021 (a)	1,500	10,000	730	73.01
July 2021 (b)		11,234	770	68.53
 _______________
(a)Reflects repurchases of L Brands, Inc. common stock prior to the August 2, 2021 spin-off of Victoria's Secret & Co.
(b)Reflects repurchases of Bath & Body Works, Inc. common stock subsequent to the August 2, 2021 spin-off of Victoria's Secret & Co.
On February 2, 2022, we announced that our Board authorized a new $1.5 billion share repurchase program. Also on February 2, 2022, as part of the February 2022 Program, we entered into an ASR under which we will repurchase $1 billion of our outstanding common stock. For additional information, refer to discussion under the heading "Cash Flow," in this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Additionally, subsequent to January 29, 2022, we repurchased an additional 1.9 million shares of our common stock for $92 million under the February 2022 Program.
Common Stock Retirement
In accordance with our Board's resolution, shares of common stock repurchased under the July 2021 Program were to be retired and cancelled upon repurchase. As a result, we retired the 21 million shares repurchased under the July 2021 Program during 2021, which resulted in reductions of $11 million in the par value of Common Stock, $69 million in Paid-in Capital and $1.420 billion in Retained Earnings (Accumulated Deficit).
Dividend Policy and Procedures
Our Board will determine future dividends after giving consideration to our levels of profit and cash flow, capital requirements, current and forecasted liquidity, the restrictions placed upon us by our borrowing arrangements, as well as financial and other conditions existing at the time. We use cash flow generated from operating and financing activities to fund our dividends.
Our Board suspended our quarterly cash dividend beginning in the second quarter of 2020 as a proactive measure to strengthen our financial flexibility and manage through the COVID-19 pandemic. In March 2021, our Board reinstated our annual dividend at $0.60 per share, beginning with the quarterly dividend paid in June 2021.
In February 2022, our Board increased the annual dividend to $0.80 per share and declared the quarterly dividend of $0.20 per share, paid on March 4, 2022, to stockholders of record as of February 18, 2022.

Under the authority and declaration of our Board, we paid the following dividends during 2021, 2020 and 2019:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2021
First Quarter	$—	$—
Second Quarter	0.15	42
Third Quarter	0.15	39
Fourth Quarter	0.15	39
2021 Total	$0.45	$120
2020
First Quarter	$0.30	$83
Second Quarter	—	—
Third Quarter	—	—
Fourth Quarter	—	—
2020 Total	$0.30	$83
2019
First Quarter	$0.30	$83
Second Quarter	0.30	83
Third Quarter	0.30	83
Fourth Quarter	0.30	83
2019 Total	$1.20	$332

Long-term Debt and Borrowing Facilities
The following table provides our outstanding debt balance, net of unamortized debt issuance costs and discounts, as of January 29, 2022 and January 30, 2021:

	January 29, 2022	January 30, 2021
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$750 million, 6.875% Fixed Interest Rate Secured Notes due July 2025 ("2025 Secured Notes")	$—	$740
Senior Debt with Subsidiary Guarantee
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	—	284
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	—	319
$320 million, 9.375% Fixed Interest Rate Notes due July 2025 ("2025 Notes")	316	493
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 ("2027 Notes")	281	278
$500 million, 5.25% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	497	497
$500 million, 7.50% Fixed Interest Rate Notes due June 2029 ("2029 Notes")	489	488
$1 billion, 6.625% Fixed Interest Rate Notes due October 2030 ("2030 Notes")	990	988
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	992	991
$700 million, 6.75% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	694	694
Total Senior Debt with Subsidiary Guarantee	$4,259	$5,032
Senior Debt
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$349	$348
$247 million, 7.60% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	246	246
Total Senior Debt	$595	$594
Total Long-term Debt	$4,854	$6,366
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
In June 2020, we issued $750 million of 6.875% senior secured notes due July 2025. The obligation to pay principal and interest on these notes was jointly and severally guaranteed on a full and unconditional basis by us and certain of our 100% owned subsidiaries. The proceeds from the issuance were $738 million, which were net of issuance costs of $12 million.
In June 2020, we also issued $500 million of 9.375% senior notes due in July 2025. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by us and certain of our 100% owned subsidiaries. The proceeds from the issuance were $492 million, which were net of issuance costs of $8 million. The issuance costs are being amortized through the maturity date and are included within Long-term Debt on the Consolidated Balance Sheets.
Repurchases of Notes
In September 2021, we completed tender offers to purchase $270 million of our outstanding 2023 Notes and $180 million of our outstanding 2025 Notes for an aggregate purchase price of $532 million. Additionally, in October 2021, we redeemed the remaining $50 million of our outstanding 2023 Notes for $54 million. We recognized a pre-tax loss related to this extinguishment of debt of $89 million (after-tax loss of $68 million), which includes the write-off of unamortized issuance costs. This loss is included in Other Loss in the 2021 Consolidated Statement of Income.
In April 2021, we redeemed the remaining $285 million of our outstanding 2022 Notes and the $750 million of our outstanding 2025 Secured Notes. We recognized a pre-tax loss related to this extinguishment of debt of $105 million (after-tax loss of $80 million), which includes the write-off of unamortized issuance costs. This loss is included in Other Loss in the 2021 Consolidated Statement of Income.

In October 2020, we completed tender offers to purchase $576 million of our outstanding 2022 Notes, $180 million of our outstanding 2023 Notes and $53 million of our outstanding 2037 Notes for $844 million. We used the proceeds from the 2030 Notes to fund the purchase price of the tender offers. Additionally, utilizing cash on hand, we redeemed the remaining $450 million of our outstanding 6.625% Fixed Interest Rates Notes due April 2021 (the "2021 Notes") for $463 million. We recognized a pre-tax loss related to this extinguishment of debt of $53 million (after-tax loss of $40 million), which includes the write-off of unamortized issuance costs. This loss is included in Other Loss in the 2020 Consolidated Statement of Income.
In June 2019, we completed tender offers to purchase $212 million of our outstanding 7.000% Fixed Interest Rates Notes due May 2020 (the "2020 Notes"), $330 million of our outstanding 2021 Notes and $96 million of our outstanding 2022 Notes for $669 million. We used the proceeds from the 2029 Notes, together with cash on hand, to fund the purchase price for the tender offers. Additionally, in July 2019, we redeemed the remaining $126 million of outstanding 2020 Notes for $130 million. We recognized a pre-tax loss on this extinguishment of debt of $40 million (after-tax loss of $30 million), which includes the write-off of unamortized issuance costs. This loss is included in Other Loss in the 2019 Consolidated Statement of Loss.
Asset-backed Revolving Credit Facility
We and certain of our 100% owned subsidiaries guarantee and pledge collateral to secure a revolving credit facility (the "Credit Agreement"). During the first quarter of 2020, in an abundance of caution and as a proactive measure in response to the COVID-19 pandemic, we elected to borrow $950 million under our Credit Agreement. In April 2020, we entered into an amendment and restatement of the Credit Agreement to convert our credit facility into an ABL Facility, which allows borrowings and letters of credit in U.S. dollars or Canadian dollars. The $950 million borrowing was repaid during the first quarter of 2020 upon completion of the April amendment.
In August 2021, we entered into an amendment and restatement (the "Amendment") of the Credit Agreement. The Amendment reduced the aggregate commitments under the ABL Facility to $750 million, reduced the interest rates on outstanding borrowings by 50 basis points, removed the requirement to prepay outstanding amounts under the ABL Facility should our consolidated cash balance exceed $350 million, extended the expiration date from August 2024 to August 2026 and released Victoria's Secret & Co. subsidiaries as guarantors, among other things.
Availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on our eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time, the outstanding amount under the ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitment, we are required to repay the outstanding amounts under the ABL Facility to the extent of such excess. As of January 29, 2022, our borrowing base was $495 million and we had no borrowings outstanding under the ABL Facility.
The ABL Facility supports our letter of credit program. We had $16 million of outstanding letters of credit as of January 29, 2022 that reduced our availability under the ABL Facility. As of January 29, 2022, our availability under the ABL Facility was $479 million.
As of January 29, 2022, the ABL Facility fees related to committed and unutilized amounts were 0.25% per annum, and the fees related to outstanding letters of credit were 1.25% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was LIBOR plus 1.25% per annum. The interest rate on outstanding Canadian dollar-denominated borrowings was Canadian Dollar Offered Rate plus 1.25% per annum.
The ABL Facility requires us to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (1) $70 million or (2) 10% of the maximum borrowing amount. As of January 29, 2022, we were not required to maintain this ratio.
Credit Ratings
The following table provides our credit ratings as of January 29, 2022:

	Moody’s	S&P
Corporate	Ba2	BB
Senior Unsecured Debt with Subsidiary Guarantee	Ba2	BB
Senior Unsecured Debt	B1	B+
Outlook	Positive	Positive
Guarantor Summarized Financial Information
Certain of our subsidiaries, which are listed on Exhibit 22 to this Annual Report on Form 10-K, have guaranteed our obligations under the 2025 Notes, 2027 Notes, 2028 Notes, 2029 Notes, 2030 Notes, 2035 Notes and 2036 Notes (collectively, the "Notes"). As a result of the Separation and Amendment to our ABL Facility, both of which were completed on August 2, 2021, certain of our current and former subsidiaries were released as guarantors under the Notes.

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

SUMMARIZED BALANCE SHEET	January 29, 2022
(in millions)
ASSETS
Current Assets (a)	$3,365
Noncurrent Assets	2,481

LIABILITIES
Current Liabilities (b)	$2,956
Noncurrent Liabilities (c)	6,155
 _______________
(a)Includes amounts due from non-Guarantor subsidiaries of $530 million as of January 29, 2022.
(b)Includes amounts due to non-Guarantor subsidiaries of $1.927 billion as of January 29, 2022.
(c)Includes amounts due to non-Guarantor subsidiaries of $5 million as of January 29, 2022.

SUMMARIZED STATEMENT OF INCOME
2021
(in millions)
Net Sales (a)	$10,699
Gross Profit	4,907
Operating Income	2,307
Income Before Income Taxes	1,689
Net Income (b)	1,274
 _______________
(a)Includes net sales of $199 million to non-Guarantor subsidiaries.
(b)Includes net loss of $74 million related to transactions with non-Guarantor subsidiaries.

Contingent Liabilities and Contractual Obligations
The following table provides our contractual obligations, aggregated by type, including the maturity profile as of January 29, 2022:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Other
	(in millions)
Long-term Debt (a)	$8,386	$339	$678	$1,250	$6,119	$—
Future Lease Obligations (b)	1,466	242	443	375	406	—
Purchase Obligations (c)	747	582	91	41	33	—
Other Liabilities (d)	185	105	23	17	—	40
Total	$10,784	$1,268	$1,235	$1,683	$6,558	$40
________________
(a)Long-term debt obligations relate to our principal and interest payments for outstanding notes and debentures. Interest payments have been estimated based on the coupon rate for fixed rate obligations. Interest obligations exclude amounts which have been accrued through January 29, 2022. For additional information, see Note 13 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
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
(d)Other liabilities includes future estimated payments associated with unrecognized tax benefits. The “Less Than 1 Year” category includes $104 million of these tax items because it is reasonably possible that the amounts could change in the next 12 months due to audit settlements or resolution of uncertainties. The remaining portion totaling $40 million is included in the “Other” category as it is not reasonably possible that the amounts could change in the next 12 months. In addition, we have a remaining liability of $40 million related to the deemed repatriation tax on our undistributed foreign earnings resulting from the Tax Cuts and Jobs Act. The tax liability will be paid over the next three years. For additional information, see Note 12 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.
Lease Guarantees
In connection with the spin-off of Victoria's Secret & Co., we have remaining contingent obligations of approximately $265 million as of January 29, 2022 related to lease payments under the current terms of noncancelable leases, primarily related to office space, expiring at various dates through 2037. In addition, in connection with the sale of La Senza in the fourth quarter of 2018, we have remaining contingent obligations of approximately $25 million as of January 29, 2022 related to lease payments under the current terms of noncancelable leases expiring at various dates through 2028. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of these businesses. Our reserves related to these obligations were not significant as of January 29, 2022.
Recently Issued Accounting Pronouncements
We did not adopt any new accounting standards during 2021 that had a material impact on our consolidated results of operations, financial position or cash flows. In addition, as of March 18, 2022, there are no new accounting standards not yet adopted that are expected to have a material impact on our consolidated results of operations, financial position or cash flows.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to adopt accounting policies related to estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, management evaluates its accounting policies, estimates and judgments, including those related to inventories, valuation of long-lived store assets, claims and contingencies, income taxes and revenue recognition. Management bases our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. Management has discussed the development and selection of our critical accounting policies and estimates with the Audit Committee of our Board of Directors and believes the following assumptions and estimates are most significant to reporting our results of operations and financial position.
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
Management believes that the assumptions used in these estimates are reasonable and appropriate. A 10% increase or decrease in the inventory valuation adjustment would have impacted net income from continuing operations by approximately $2 million for 2021. A 10% increase or decrease in the estimated physical inventory loss adjustment would have impacted net income from continuing operations by approximately $1 million for 2021.
Valuation of Long-lived Store Assets
Long-lived store assets, which include leasehold improvements, store related assets and operating lease assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Store assets are grouped at the lowest level for which they are largely independent of other assets or asset groups. If the estimated undiscounted future cash flows related to the asset group are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the estimated fair value, determined by the estimated discounted future cash flows of the asset group. For operating lease assets, we determine the fair value of the assets by comparing the contractual rent payments to estimated market rental rates. An individual asset within an asset group is not impaired below its estimated fair value. The fair value of long-lived store assets are determined using Level 3 inputs within the fair value hierarchy.
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
Income Taxes
We account for income taxes under the asset and liability method. Under this method, taxes currently payable or refundable are accrued, and deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for realizable operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in our Consolidated Statements of Income (Loss) in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.
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
We offer a loyalty program that allows customers to earn points based on purchasing activity. As customers accumulate points and reach point thresholds, they can use the points to purchase merchandise in stores or online. We allocate revenue to points earned on qualifying purchases and defer recognition until the points are redeemed. The amount of revenue deferred is based on the relative stand-alone selling price method, which includes an estimate for points not expected to be redeemed based on historical experience.
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
All our long-term debt as of January 29, 2022 has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. Our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows.
Fair Value of Financial Instruments
As of January 29, 2022, we believe that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity.
The following table provides a summary of the principal value and estimated fair value of outstanding publicly traded debt as of January 29, 2022 and January 30, 2021:

	January 29, 2022	January 30, 2021
	(in millions)
Principal Value	$4,915	$6,449
Fair Value, Estimated (a)	5,493	7,243
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
BATH & BODY WORKS, INC.
Our fiscal year ends on the Saturday nearest to January 31. Fiscal years are designated in the Consolidated Financial Statements and Notes by the calendar year in which the fiscal year commences. The results for 2021, 2020 and 2019 refer to the 52-week periods ended January 29, 2022, January 30, 2021 and February 1, 2020, respectively.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 29, 2022. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).
Based on our assessment and the COSO criteria, management believes that the Company maintained effective internal control over financial reporting as of January 29, 2022.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. Ernst & Young LLP’s report appears on the following page and expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of January 29, 2022.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Bath & Body Works, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Bath & Body Works, Inc.’s internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Bath & Body Works, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 29, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Bath & Body Works, Inc. as of January 29, 2022 and January 30, 2021 and the related consolidated statements of income (loss), comprehensive income (loss), total equity (deficit), and cash flows for each of the three years in the period ended January 29, 2022, and the related notes and our report dated March 18, 2022 expressed an unqualified opinion thereon.
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
March 18, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Bath & Body Works, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bath & Body Works, Inc. (the Company) as of January 29, 2022 and January 30, 2021, the related consolidated statements of income (loss), comprehensive income (loss), total equity (deficit), and cash flows for each of the three years in the period ended January 29, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 29, 2022 and January 30, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 18, 2022 expressed an unqualified opinion thereon.
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

Tax-Free Determination of the Spin-Off of the Victoria’s Secret Business

Description of the Matter
As described in Notes 1 and 2 to the consolidated financial statements, on August 2, 2021, the Company completed the spin-off of its Victoria’s Secret business into an independent, publicly traded company.

The spin-off was executed through a stock distribution to the Company’s shareholders. As disclosed by management, the spin-off of the Victoria’s Secret business was determined to qualify for U.S. Federal tax-free treatment under certain sections of the Internal Revenue Code. The determination of the transaction as tax-free requires management to interpret and apply judgment to complex tax laws and regulations.

We identified the determination by management that the spin-off is a tax-free transaction for U.S. Federal income tax purposes to be a critical audit matter because of the complexity of the interpretation and application of the Internal Revenue Code (“Code”), the materiality of the potential tax consequences, and the need to involve our income tax specialists when performing audit procedures to evaluate the U.S. Federal taxability of the spin-off.

How We Addressed the Matter in Our Audit	Our audit procedures related to the evaluation of the U.S Federal taxability of the spin-off included the following, among others:

We tested the effectiveness of controls over management’s evaluation of the spin-off as tax free for U.S. Federal income tax. We inspected the opinion from the Company’s outside legal counsel that management utilized in forming their conclusions on U.S. Federal taxability of the spin-off, including certain interpretations of the Code and related statutes.

We assessed the key facts and assumptions in the opinion from the Company’s outside legal counsel detailing the requirements under the Code and specifying how such requirements were met. With the assistance of our income tax specialists, we evaluated management’s conclusion that the requirements were met to qualify the spin-off as tax free for U.S. Federal income tax purposes.

We inspected meeting minutes of the Board of Directors and its committees, income tax filings, support from external advisors, historical financial results of the Company and Victoria’s Secret, and contracts associated with the spin-off for corroborating or contradictory evidence.

We obtained written representations from management concerning management’s intent associated with future transactions that could affect U.S. Federal taxability.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2003.

Grandview Heights, Ohio
March 18, 2022

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions except per share amounts)

	2021	2020	2019
Net Sales	$7,882	$6,434	$5,405
Costs of Goods Sold, Buying and Occupancy	(4,027)	(3,338)	(3,018)
Gross Profit	3,855	3,096	2,387
General, Administrative and Store Operating Expenses	(1,846)	(1,492)	(1,347)
Operating Income	2,009	1,604	1,040
Interest Expense	(388)	(432)	(370)
Other Loss	(198)	(50)	(62)
Income from Continuing Operations Before Income Taxes	1,423	1,122	608
Provision for Income Taxes	348	257	148
Net Income from Continuing Operations	1,075	865	460
Income (Loss) from Discontinued Operations, Net of Tax	258	(21)	(826)
Net Income (Loss)	$1,333	$844	$(366)

Net Income (Loss) per Basic Share
Continuing Operations	$4.00	$3.11	$1.66
Discontinued Operations	0.96	(0.07)	(2.99)
Total Net Income (Loss) per Basic Share	$4.96	$3.04	$(1.33)

Net Income (Loss) per Diluted Share
Continuing Operations	$3.94	$3.07	$1.65
Discontinued Operations	0.95	(0.07)	(2.97)
Total Net Income (Loss) per Diluted Share	$4.88	$3.00	$(1.32)

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	2021	2020	2019
Net Income (Loss)	$1,333	$844	$(366)
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	2	(3)	(5)
Reclassification of Currency Translation to Earnings	—	36	—
Unrealized Gain (Loss) on Cash Flow Hedges	1	(2)	2
Reclassification of Cash Flow Hedges to Earnings	2	—	(4)
Total Other Comprehensive Income (Loss), Net of Tax	5	31	(7)
Total Comprehensive Income (Loss)	$1,338	$875	$(373)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)

	January 29, 2022	January 30, 2021
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,979	$3,568
Accounts Receivable, Net	240	148
Inventories	709	572
Other	81	52
Current Assets of Discontinued Operations	—	1,239
Total Current Assets	3,009	5,579
Property and Equipment, Net	1,009	1,017
Operating Lease Assets	1,021	968
Goodwill	628	628
Trade Name	165	165
Deferred Income Taxes	45	58
Other Assets	149	175
Other Assets of Discontinued Operations	—	2,981
Total Assets	$6,026	$11,571
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$435	$345
Accrued Expenses and Other	651	727
Current Operating Lease Liabilities	170	173
Income Taxes	34	83
Current Liabilities of Discontinued Operations	—	1,498
Total Current Liabilities	1,290	2,826
Deferred Income Taxes	157	141
Long-term Debt	4,854	6,366
Long-term Operating Lease Liabilities	989	942
Other Long-term Liabilities	253	290
Other Long-term Liabilities of Discontinued Operations	—	1,667
Shareholders’ Equity (Deficit):
Preferred Stock—$1.00 par value; 10 shares authorized; none issued	—	—
Common Stock—$0.50 par value; 1,000 shares authorized; 269 and 286 shares issued; 254 and 278 shares outstanding, respectively	134	143
Paid-in Capital	893	891
Accumulated Other Comprehensive Income	80	83
Retained Earnings (Accumulated Deficit)	(1,803)	(1,421)
Less: Treasury Stock, at Average Cost; 15 and 8 shares, respectively	(822)	(358)
Total Bath & Body Works, Inc. Shareholders’ Equity (Deficit)	(1,518)	(662)
Noncontrolling Interest	1	1
Total Equity (Deficit)	(1,517)	(661)
Total Liabilities and Equity (Deficit)	$6,026	$11,571

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions except per share amounts)

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, February 2, 2019	275	$141	$771	$59	$(1,482)	$(358)	$4	$(865)
Cumulative Effect of Accounting Change	—	—	—	—	(2)	—	—	(2)
Balance, February 3, 2019	275	$141	$771	$59	$(1,484)	$(358)	$4	$(867)
Net Loss	—	—	—	—	(366)	—	—	(366)
Other Comprehensive Loss	—	—	—	(7)	—	—	—	(7)
Total Comprehensive Loss	—	—	—	(7)	(366)	—	—	(373)
Cash Dividends ($1.20 per share)	—	—	—	—	(332)	—	—	(332)
Share-based Compensation and Other	2	1	76	—	—	—	—	77
Balance, February 1, 2020	277	$142	$847	$52	$(2,182)	$(358)	$4	$(1,495)
Net Income	—	—	—	—	844	—	—	844
Other Comprehensive Income	—	—	—	31	—	—	—	31
Total Comprehensive Income	—	—	—	31	844	—	—	875
Cash Dividends ($0.30 per share)	—	—	—	—	(83)	—	—	(83)
Share-based Compensation and Other	1	1	44	—	—	—	(3)	42
Balance, January 30, 2021	278	$143	$891	$83	$(1,421)	$(358)	$1	$(661)
Net Income	—	—	—	—	1,333	—	—	1,333
Other Comprehensive Income	—	—	—	5	—	—	—	5
Total Comprehensive Income	—	—	—	5	1,333	—	—	1,338
Victoria's Secret Spin-Off	—	—	—	(8)	(175)	—	—	(183)
Cash Dividends ($0.45 per share)	—	—	—	—	(120)	—	—	(120)
Repurchases of Common Stock	(28)	—	—	—	—	(1,964)	—	(1,964)
Treasury Share Retirement	—	(11)	(69)	—	(1,420)	1,500	—	—
Share-based Compensation and Other	4	2	71	—	—	—	—	73
Balance, January 29, 2022	254	$134	$893	$80	$(1,803)	$(822)	$1	$(1,517)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (a)
(in millions)

	2021	2020	2019
Operating Activities
Net Income (Loss)	$1,333	$844	$(366)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation of Long-lived Assets	363	521	588
Loss on Extinguishment of Debt	195	53	40
Share-based Compensation Expense	46	50	87
Deferred Income Taxes	45	33	(29)
Impairment of Victoria's Secret Goodwill	—	—	720
Victoria's Secret Asset Impairment Charges	—	254	263
Gain from Victoria's Secret Hong Kong Store Closure and Lease Termination	—	(39)	—
Gain Related to Formation of Victoria's Secret U.K. Joint Venture	—	(54)	—
La Senza Charges	—	—	37
Changes in Assets and Liabilities:
Accounts Receivable	(64)	38	31
Inventories	(177)	3	(40)
Accounts Payable, Accrued Expenses and Other	(86)	166	(93)
Income Taxes Payable	(72)	(43)	18
Other Assets and Liabilities	(91)	213	(20)
Net Cash Provided by Operating Activities	1,492	2,039	1,236
Investing Activities
Capital Expenditures	(270)	(228)	(458)
Other Investing Activities	11	9	(22)
Net Cash Used for Investing Activities	(259)	(219)	(480)
Financing Activities
Proceeds from Issuance of Long-term Debt, Net of Issuance Costs	—	2,218	486
Payments of Long-term Debt	(1,716)	(1,307)	(799)
Borrowing from Credit Agreement	—	950	12
Repayment of Credit Agreement	—	(950)	(12)
Proceeds from Spin-Off of Victoria's Secret & Co.	976	—	—
Transfers and Payments to Victoria's Secret & Co. related to Spin-Off	(376)	—	—
Net Borrowings from (Repayments of) Victoria's Secret Foreign Facilities	—	(155)	5
Repurchases of Common Stock	(1,964)	—	—
Dividends Paid	(120)	(83)	(332)
Proceeds from Stock Option Exercises	83	8	1
Tax Payments related to Share-based Awards	(59)	(12)	(13)
Payments of Finance Lease Obligations	(12)	(53)	(8)
Other Financing Activities	—	(6)	(6)
Net Cash Provided by (Used for) Financing Activities	(3,188)	610	(666)
Effects of Exchange Rate Changes on Cash and Cash Equivalents and Restricted Cash	1	4	(4)
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	(1,954)	2,434	86
Cash and Cash Equivalents and Restricted Cash, Beginning of Year	3,933	1,499	1,413
Cash and Cash Equivalents and Restricted Cash, End of Year	$1,979	$3,933	$1,499
_______________
(a)    The cash flows related to discontinued operations have not been segregated. Accordingly, the Consolidated Statements of Cash Flows include the results of continuing and discontinued operations.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Bath & Body Works, Inc. ("Bath & Body Works" or the "Company") is a specialty retailer of home fragrance, body care products and soaps and sanitizer products. Through the Bath & Body Works, White Barn and other brand names, the Company sells merchandise through Company-operated specialty retail stores in the United States of America ("U.S.") and Canada, and through its websites and other channels. The Company's international operations are primarily through franchise, license and wholesale partners.
On August 2, 2021, the Company completed the tax-free spin-off of its Victoria's Secret business, which included the Victoria's Secret and PINK brands, into an independent publicly traded company (the "Separation"). Accordingly, the operating results of, and costs to separate, the Victoria's Secret business are reported in Income (Loss) from Discontinued Operations, Net of Tax in the Consolidated Statements of Income (Loss) for all periods presented. In addition, the related assets and liabilities are reported as Assets and Liabilities of Discontinued Operations on the Consolidated Balance Sheets. All amounts and disclosures included in the Notes to Consolidated Financial Statements reflect only the Company's continuing operations unless otherwise noted. For additional information, see Note 2, "Discontinued Operations."
On August 2, 2021, in connection with the tax-free spin-off of the Victoria's Secret business discussed above, the Company changed its name from L Brands, Inc. to Bath & Body Works, Inc. Additionally, starting August 3, 2021, the Company's common stock began trading under the stock symbol "BBWI."
Segment Reporting
The Company operates as and reports a single segment that includes all of its continuing operations. The Company previously had two reportable segments: Bath & Body Works and Victoria's Secret. The Victoria's Secret reportable segment was spun-off on August 2, 2021 and is reported as discontinued operations for all periods presented.
Impacts of COVID-19
The coronavirus ("COVID-19") pandemic has created significant public health concerns as well as economic disruption, uncertainty and volatility. The Company's operations and financial performance have been materially impacted by the COVID-19 pandemic. In the first quarter of 2020, all the Company-operated stores were closed on March 17, 2020, but the Company was able to re-open the majority of its stores as of the end of the second quarter of 2020. The direct business remained open for the duration of 2020. During 2020, the Company took prudent actions to manage expenses and to maintain its cash position and financial flexibility.
The Company adopted new operating models focused on safety in connection with the pandemic. The Company continues to remain focused on providing a safe store environment for its customers and associates, while also delivering an engaging shopping experience. The Company also remains focused on the safe operations of its corporate facilities, and distribution and fulfillment centers while maximizing its direct business. There remains the potential for COVID-related closures or operating restrictions, which could materially impact the Company's operations and financial performance in future periods.
Fiscal Year
The Company's fiscal year ends on the Saturday nearest to January 31. As used herein, “2021," "2020," and “2019” refer to the 52-week periods ended January 29, 2022, January 30, 2021 and February 1, 2020, respectively.
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

Cash and Cash Equivalents
Cash and Cash Equivalents include cash on hand, demand deposits with financial institutions and highly liquid investments with original maturities of less than 90 days. The Company’s outstanding checks are included in Accounts Payable on the Consolidated Balance Sheets.
Restricted Cash
During 2020, the Company placed cash on deposit with certain financial institutions as collateral for their lending commitments to certain former Victoria's Secret subsidiaries. These deposits totaled $30 million as of January 30, 2021 and were recorded in Other Assets on the Consolidated Balance Sheet. During the second quarter of 2021, these lending commitments were terminated which released the restrictions on this cash. Accordingly, the balance was reclassified to Cash and Cash Equivalents during the second quarter of 2021.
The following table summarizes the location of the Company's Cash and Cash Equivalents and restricted cash in the Consolidated Balance Sheets as of January 29, 2022 and January 30, 2021:

	January 29, 2022	January 30, 2021
	(in millions)
Cash and Cash Equivalents	$1,979	$3,568
Current Assets of Discontinued Operations	—	335
Other Assets	—	30
Total Cash and Cash Equivalents and Restricted Cash	$1,979	$3,933
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
Advertising Costs
Advertising and marketing costs are expensed at the time the promotion first appears in media, in the store or when the advertising is mailed. Advertising and marketing costs totaled $166 million for 2021, $112 million for 2020 and $122 million for 2019.

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
Intangible Assets - Goodwill and Trade Name
The Company has recorded goodwill and trade name intangible assets resulting from business combinations that are recorded at cost.

Goodwill is reviewed for impairment at the reporting unit level each year in the fourth quarter and may be reviewed more frequently if certain events occur or circumstances change. The Company has the option to either first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit's fair value is less than its carrying value (including goodwill), or to proceed directly to the quantitative assessment which requires a comparison of a reporting unit's fair value to its carrying value (including goodwill). If the Company determines that the fair value of a reporting unit is less than its carrying value, it recognizes an impairment charge equal to the difference, not to exceed the total amount of goodwill allocated to a reporting unit. The Company's reporting units are determined in accordance with the provisions of ASC 350, Intangibles - Goodwill and Other.
The Bath & Body Works trade name is an intangible asset with and indefinite life that is reviewed for impairment each year in the fourth quarter, and may be reviewed more frequently if certain events occur or circumstances change. The Company has the option to either first perform a qualitative assessment to determine whether it is more likely than not that the trade name is impaired, or to proceed directly to the quantitative assessment which requires a comparison of the fair value of the trade name to its carrying value. To determine if the fair value of the trade name is less than its carrying amount, the Company will estimate the fair value, usually determined by the relief from royalty method under the income approach, and compare that value with its carrying amount. If the carrying value of the trade name exceeds its fair value, the Company recognizes an impairment charge equal to the difference.
Foreign Currency Translation
The functional currency of the Company’s foreign operations is generally the applicable local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect as of the balance sheet date, while revenues and expenses are translated at the average exchange rates for the period. The Company’s resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in shareholders’ equity (deficit). Accumulated foreign currency translation adjustments are reclassified to net income (loss) when realized upon sale or upon complete, or substantially complete, liquidation of the investment in the foreign entity.
Derivative Financial Instruments
The earnings of the Company's Canadian operations are subject to exchange rate risk as substantially all the merchandise is sourced through U.S. dollar transactions. The Company uses foreign currency forward contracts designated as cash flow hedges to mitigate this foreign currency exposure. Amounts are reclassified from accumulated other comprehensive income (loss) upon sale of the hedged merchandise to the customer. These gains and losses are recognized in Costs of Goods Sold, Buying and Occupancy in the Consolidated Statements of Income (Loss). All designated cash flow hedges are recorded on the Consolidated Balance Sheets at fair value. The fair value of designated cash flow hedges is not significant for any period presented. The Company does not use derivative financial instruments for trading purposes.
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
Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, taxes currently payable or refundable are accrued, and deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for realizable operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the Company’s Consolidated Statements of Income (Loss) in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.
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
Share-based Compensation
The Company recognizes all share-based payments to associates and directors as compensation cost over the service period based on their estimated fair value on the date of grant. The Company estimates award forfeitures at the time awards are granted and adjusts, if necessary, in subsequent periods based on historical experience and expected future forfeitures.
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
The Company offers a loyalty program that allows customers to earn points based on purchasing activity. As customers accumulate points and reach point thresholds, they can use the points to purchase merchandise in stores or online. The Company allocates revenue to points earned on qualifying purchases and defers recognition until the points are redeemed. The amount of revenue deferred is based on the relative stand-alone selling price method, which includes an estimate for points not expected to be redeemed based on historical experience.
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
Recently Issued Accounting Pronouncements
The Company did not adopt any new accounting standards during 2021 that had a material impact on the Company's consolidated results of operations, financial position or cash flows. In addition, as of March 18, 2022, there are no new accounting standards not yet adopted that are expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.
2. Discontinued Operations
On July 9, 2021, the Company announced that its Board of Directors (the "Board") approved the previously announced Separation of the Victoria’s Secret business into an independent, publicly traded company, Victoria's Secret & Co. On August 2, 2021 (the “Distribution Date”), after the New York Stock Exchange ("NYSE") market closing, the Separation was completed. The Separation was achieved through the Company's tax-free distribution (the "Distribution") of 100% of the shares of Victoria's Secret & Co. common stock to holders of L Brands, Inc. common stock as of the close of business on the record date of July 22, 2021. The Company's stockholders of record received one share of Victoria’s Secret & Co. common stock for every three shares of the Company's common stock. On August 3, 2021, Victoria’s Secret & Co. became an independent, publicly-traded company trading on the NYSE under the stock symbol "VSCO." The Company retained no ownership interest in Victoria’s Secret & Co. following the Separation.

In July 2021, Victoria’s Secret & Co., prior to the Separation and while a subsidiary of the Company, issued $600 million of 4.625% notes due in July 2029 (the "VSCO Notes"). As of July 31, 2021, the initial proceeds were held in escrow for release to Victoria's Secret & Co. upon satisfaction of certain conditions, including completion of the Separation. Additionally, on August 2, 2021, in connection with the Separation, Victoria's Secret & Co. entered into a term loan facility with an aggregate principal amount of $400 million and a senior secured asset-based revolving credit facility with an aggregate principal committed amount of $750 million. In connection with the Separation, Victoria's Secret & Co. received net cash proceeds of $384 million from its $400 million borrowing under its credit facilities. The proceeds from the credit facilities and the $592 million net proceeds from the VSCO Notes were used to fund cash payments of $976 million to the Company in connection with the Separation. The Company does not guarantee the VSCO Notes, the Victoria's Secret & Co. term loan facility or the Victoria's Secret & Co. senior secured asset-based revolving credit facility following the Separation.
Cash and Cash Equivalents of $282 million held by Victoria's Secret subsidiaries were transferred to Victoria's Secret & Co. on the Distribution Date. Additionally, the Company made payments of $94 million during 2021 to Victoria's Secret & Co. following the Separation for costs incurred prior to the Distribution Date pursuant to the terms of the Separation agreements.
During 2021, the Company recognized a net reduction to Retained Earnings (Accumulated Deficit) of $175 million as a result of the Separation, primarily related to the transfer of certain assets and liabilities associated with its Victoria's Secret business to Victoria's Secret & Co., net of the $976 million of cash payments received from Victoria's Secret & Co. Additionally, the Company reclassified out of Accumulated Other Comprehensive Income $8 million of accumulated foreign currency translation adjustments related to the Victoria's Secret business.
In connection with the Separation, the Company entered into several agreements with Victoria's Secret & Co. that govern the relationship of the parties following the spin-off, including the Separation and Distribution Agreement, the Transition Services Agreements, the Tax Matters Agreement, the Employee Matters Agreement and the Domestic Transportation Services Agreement.
Under the terms of the Transition Services Agreements, the Company provides to Victoria's Secret & Co. various services or functions, including human resources, payroll and certain logistics functions. Additionally, Victoria's Secret & Co. provides to the Company various services or functions, including information technology, certain logistics functions, customer marketing and customer call center services. Generally, these services will be performed for a period of up to two years following the Distribution, except for information technology services, which will be provided for a period of up to three years following the Distribution and may be extended for a maximum of two additional one-year periods subject to increased administrative charges. Consideration and costs for the transition services are determined using several billing methodologies as described in the agreements, including customary billing, pass-through billing, percent of sales billing or fixed fee billing. Consideration for transition services provided to Victoria's Secret & Co. are recorded within the 2021 Consolidated Statement of Income based on the nature of the service and as an offset to expenses incurred to provide the services. Costs for transition services provided by Victoria's Secret & Co. are recorded within the 2021 Consolidated Statement of Income based on the nature of the service. During 2021, the Company recognized consideration of $42 million and recognized costs of $55 million pursuant to the Transition Service Agreements.
Under the terms of the Domestic Transportation Services Agreement, the Company provides transportation services for Victoria's Secret & Co. merchandise in the United States and Canada for an initial term of three years following the Distribution, which term will thereafter continuously renew unless and until Victoria’s Secret & Co. or the Company elects to terminate the arrangement upon 18 or 36 months’ prior written notice, respectively. Consideration for the transportation services is determined using customary billing and fixed billing methodologies, which are described in the agreement, and are subject to an administrative charge. Consideration for logistics services provided to Victoria's Secret & Co. are recorded within Costs of Goods Sold, Buying and Occupancy in the 2021 Consolidated Statement of Income and as an offset to expenses incurred to provide the services. During 2021, the Company recognized consideration of $46 million pursuant to the Domestic Transportation Services Agreement.
In conjunction with the Separation, the Company has contingent obligations relating to certain lease payments under the current terms of noncancelable leases. For additional information, see Note 16, "Commitments and Contingencies."
Financial Information of Discontinued Operations
Income (Loss) from Discontinued Operations, Net of Tax in the Consolidated Statements of Income (Loss) reflects the after-tax results of the Victoria's Secret business and Separation-related fees, and does not include any allocation of general corporate overhead expense or interest expense of the Company.

The following table summarizes the significant line items included in Income (Loss) from Discontinued Operations, Net of Tax in the Consolidated Statements of Income (Loss) for 2021, 2020 and 2019:

	2021	2020	2019
	(in millions)
Net Sales	$3,194	$5,413	$7,509
Costs of Goods Sold, Buying and Occupancy	(1,841)	(3,842)	(5,446)
General, Administrative and Store Operating Expenses (a)	(975)	(1,595)	(2,845)
Interest Expense	(2)	(6)	(8)
Other Income (Loss)	(3)	—	1
Income (Loss) from Discontinued Operations Before Income Taxes	373	(30)	(789)
Provision (Benefit) for Income Taxes	115	(9)	37
Income (Loss) from Discontinued Operations, Net of Tax	$258	$(21)	$(826)
_______________
(a)2021 includes Separation-related expenses of $104 million. Prior to the Separation, these costs were reported in the Other category under the Company's previous segment reporting.
The information presented as discontinued operations on the Consolidated Balance Sheets includes certain assets and liabilities that were transferred to Victoria’s Secret & Co. pursuant to the Separation agreements, and excludes certain liabilities that were retained by the Company in connection with the Separation. There were no assets or liabilities classified as discontinued operations as of January 29, 2022.

The following table summarizes the carrying value of the significant classes of assets and liabilities classified as discontinued operations as of January 30, 2021:

January 30, 2021
(in millions)
Cash and Cash Equivalents	$335
Accounts Receivable, Net	121
Inventories	701
Other	82
Current Assets of Discontinued Operations	1,239

Property and Equipment, Net	1,078
Operating Lease Assets	1,590
Trade Names	246
Deferred Income Taxes	11
Other Assets	56
Other Assets of Discontinued Operations	$2,981

Accounts Payable	$338
Accrued Expenses and Other	730
Current Operating Lease Liabilities	421
Income Taxes	9
Current Liabilities of Discontinued Operations	1,498

Deferred Income Taxes	93
Long-term Operating Lease Liabilities	1,553
Other Long-term Liabilities	21
Other Long-term Liabilities of Discontinued Operations	$1,667
The cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statements of Cash Flows for all periods presented. The following table summarizes depreciation and other significant operating non-cash items, capital expenditures and financing activities of discontinued operations for 2021, 2020 and 2019:

	2021	2020	2019
	(in millions)
Depreciation of Long-Lived Assets	$158	$326	$411
Share-based Compensation Expense	15	25	38
Deferred Income Taxes	3	16	(40)
Impairment of Victoria's Secret Goodwill	—	—	720
Victoria's Secret Asset Impairment Charges	—	254	263
Gain from Victoria's Secret Hong Kong Store Closure and Lease Termination	—	(39)	—
Gain Related to Formation of Victoria's Secret U.K. Joint Venture	—	(54)	—
Capital Expenditures	(66)	(127)	(225)
Net Borrowings from (Repayments of) Victoria's Secret Foreign Facilities	—	(155)	5
3. Revenue Recognition
Accounts Receivable, Net from revenue-generating activities were $64 million as of January 29, 2022 and $51 million as of January 30, 2021. Accounts receivable primarily relate to amounts due from the Company's franchise, license and wholesale partners. Under these arrangements, payment terms are typically 45 to 75 days.
The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty points and direct channel shipments, which are all impacted by seasonal and holiday-related sales patterns. Deferred Revenue, which is recorded within Accrued Expenses and Other on the

Consolidated Balance Sheets, was $148 million as of January 29, 2022 and $115 million as of January 30, 2021. The Company recognized $76 million as revenue in 2021 from amounts recorded as deferred revenue at the beginning of the period.
The following table provides a disaggregation of Net Sales for 2021, 2020 and 2019:

	2021	2020	2019
	(in millions)
Stores - U.S. and Canada	$5,709	$4,207	$4,212
Direct - U.S. and Canada	1,890	2,003	958
International (a)	283	224	185
Other (b)	—	—	50
Total Net Sales	$7,882	$6,434	$5,405
_______________
(a)Results include royalties associated with franchised store and wholesale sales.
(b)Results for 2019 include wholesale revenues to La Senza, subsequent to the Company's divestiture of the business in 2018.
The Company’s net sales outside of the U.S. include sales from Company-operated stores and e-commerce site in Canada, royalty revenue from franchise and license arrangements and wholesale revenues. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company's net sales outside of the U.S. totaled $626 million in 2021, $471 million in 2020 and $497 million in 2019.
4. Earnings (Loss) Per Share
Earnings (loss) per basic share is computed based on the weighted-average number of common shares. Earnings (loss) per diluted share include the weighted-average effect of dilutive restricted stock and options on the weighted-average shares outstanding.
The following table provides the weighted-average shares utilized for the calculation of basic and diluted earnings (loss) per share for 2021, 2020 and 2019:

	2021	2020	2019
	(in millions)
Common Shares	282	286	284
Treasury Shares	(13)	(8)	(8)
Basic Shares	269	278	276
Effect of Dilutive Restricted Stock and Options	4	3	2
Diluted Shares	273	281	278
Anti-dilutive Options and Awards (a)	1	5	6
________________
(a)These options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

5. Restructuring Activities
During the second quarter of 2020, the Company completed a comprehensive review of its home office organizations in order to achieve meaningful reductions in overhead expenses and decentralize significant shared functions and services to support the separation of the Bath & Body Works and Victoria's Secret businesses. Pre-tax severance and related costs associated with these reductions, totaling $30 million, are included in General, Administrative and Store Operating Expenses in the 2020 Consolidated Statement of Income. The remaining liability for unpaid severance and related costs was not significant as of January 29, 2022.

6. Inventories
The following table provides details of inventories as of January 29, 2022 and January 30, 2021:

	January 29, 2022	January 30, 2021
	(in millions)
Finished Goods Merchandise	$521	$410
Raw Materials and Merchandise Components	188	162
Total Inventories	$709	$572

7. Long-Lived Assets
The following table provides details of Property and Equipment, Net as of January 29, 2022 and January 30, 2021:

	January 29, 2022	January 30, 2021
	(in millions)
Land and Improvements	$89	$89
Buildings and Improvements	301	310
Furniture, Fixtures, Software and Equipment	1,408	1,309
Leasehold Improvements	722	689
Construction in Progress	63	15
Total	2,583	2,412
Accumulated Depreciation and Amortization	(1,574)	(1,395)
Property and Equipment, Net	$1,009	$1,017
Depreciation expense from continuing operations was $205 million in 2021, $195 million in 2020 and $177 million in 2019.
The Company’s internationally-based long-lived assets, including operating lease assets, were $116 million as of January 29, 2022 and $113 million as of January 30, 2021.
8. Leases
The following table provides the components of lease cost for operating leases for 2021, 2020 and 2019:

	2021	2020	2019
	(in millions)
Operating Lease Costs	$216	$223	$207
Variable Lease Costs	108	59	52
Short-term Lease Costs	34	29	22
Total Lease Cost	$358	$311	281
During 2020, rent was not paid, or was only partially paid, for many stores due to the COVID-19 pandemic. The Financial Accounting Standards Board issued guidance in April 2020 which allowed certain COVID-19-related concessions to be recognized as a reduction of lease costs in the period an amendment is executed. As a result, the Company recognized a $21 million reduction to occupancy expenses in the 2020 Consolidated Statement of Income as a result of executed amendments with landlords.

The following table provides future maturities of operating lease liabilities as of January 29, 2022:

Fiscal Year	(in millions)
2022	$228
2023	213
2024	203
2025	191
2026	170
Thereafter	382
Total Lease Payments	$1,387
Less: Interest	(228)
Present Value of Operating Lease Liabilities	$1,159
For leases entered into or reassessed after the adoption of ASC 842, Leases, the Company has elected the practical expedient allowed by the standard to account for all fixed consideration in a lease as a single lease component. Therefore, the lease payments used to measure the lease liability for these leases include fixed minimum rentals along with fixed operating costs such as common area maintenance and utilities.
As of January 29, 2022, the Company had additional operating lease commitments that have not yet commenced of $37 million.
The following table provides the weighted average remaining lease term and discount rate for operating leases with lease liabilities as of January 29, 2022 and January 30, 2021:

	January 29, 2022	January 30, 2021
Weighted Average Remaining Lease Term (years)	6.9	7.0
Weighted Average Discount Rate	5.4%	5.8%
The following table provides supplemental cash flow information related to the Company's operating leases for 2021, 2020 and 2019:

	2021	2020	2019
	(in millions)
Cash paid for Operating Lease Liabilities (a)	$245	$172	$197
Lease Assets obtained as a result of new Lease Liabilities	209	204	199
 ________________
(a)These payments are included within the Operating Activities section of the Consolidated Statements of Cash Flows.
Finance Leases
The Company leases certain fulfillment equipment under finance leases that expire at various dates through 2029. The Company records finance lease assets, net of accumulated amortization, in Property and Equipment, Net on the Consolidated Balance Sheets. Additionally, the Company records finance lease liabilities in Accrued Expenses and Other and Other Long-term Liabilities on the Consolidated Balance Sheets. Finance lease costs are comprised of the straight-line amortization of the lease asset and the accretion of interest expense under the effective interest method. The Company's finance lease assets and liabilities were not significant for any period presented.

9. Intangible Assets
Goodwill
The Company's goodwill was $628 million as of January 29, 2022 and January 30, 2021.
The Company performed its qualitative goodwill impairment assessments as of January 29, 2022 and January 30, 2021 and determined that the fair value was greater than the carrying value (including goodwill) as of both dates.
Trade Name
The Company's trade name was $165 million as of January 29, 2022 and January 30, 2021.
The Company performed its impairment assessments of the trade name as of January 29, 2022 and January 30, 2021, utilizing the relief from royalty method under the income approach, and determined that its fair value was greater than its carrying value as of both dates.
10. Equity Investments
Easton
The Company has land and other investments in Easton, a planned community in Columbus, Ohio, that integrates office, hotel, retail, residential and recreational space. These investments, totaling $126 million as of January 29, 2022 and $119 million as of January 30, 2021, are recorded in Other Assets on the Consolidated Balance Sheets.
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
11. Accrued Expenses and Other
The following table provides additional information about the composition of Accrued Expenses and Other as of January 29, 2022 and January 30, 2021:

	January 29, 2022	January 30, 2021
	(in millions)
Deferred Revenue, Principally from Gift Card Sales	$148	$115
Compensation, Payroll Taxes and Benefits	142	181
Supplemental Retirement Plan	—	100
Interest	75	94
Taxes, Other than Income	39	53
Rent	47	25
Accrued Claims on Self-insured Activities	38	39
Other	162	120
Total Accrued Expenses and Other	$651	$727

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

The following table provides the components of the Company’s provision for income taxes for 2021, 2020 and 2019:

	2021	2020	2019
	(in millions)
Current:
U.S. Federal	$249	$178	$116
U.S. State	53	52	16
Non-U.S.	4	10	5
Total	306	240	137
Deferred:
U.S. Federal	24	6	11
U.S. State	10	5	4
Non-U.S.	8	6	(4)
Total	42	17	11
Provision for Income Taxes	$348	$257	$148

The non-U.S. component of pre-tax income, arising principally from overseas operations, was income of $110 million, $67 million and $29 million for 2021, 2020 and 2019, respectively.
The following table provides the reconciliation between the statutory federal income tax rate and the effective tax rate for 2021, 2020 and 2019:

	2021	2020	2019
Federal Income Tax Rate	21.0%	21.0%	21.0%
State Income Taxes, Net of Federal Income Tax Effect	4.2%	4.9%	5.0%
Impact of Non-U.S. Operations	0.1%	0.5%	(0.2%)
Share-based Compensation	(0.7%)	0.7%	1.3%
Uncertain Tax Positions	(0.5%)	(4.9%)	(3.7%)
Other Items, Net	0.4%	0.7%	0.9%
Effective Tax Rate	24.5%	22.9%	24.3%
Deferred Taxes
The following table provides the effect of temporary differences that cause deferred income taxes as of January 29, 2022 and January 30, 2021. Deferred tax assets and liabilities represent the future effects on income taxes resulting from temporary differences and carryforwards at the end of the respective year.

	January 29, 2022			January 30, 2021
	Assets	Liabilities	Total	Assets	Liabilities	Total
	(in millions)
Loss Carryforwards	$405	$—	$405	$403	$—	$403
Non-qualified Retirement Plan	—	—	—	22	(2)	20
Leases	264	(251)	13	259	(247)	12
Share-based Compensation	8	—	8	17	—	17
Property and Equipment	—	(105)	(105)	4	(122)	(118)
Trade Names	—	(38)	(38)	—	(38)	(38)
Other Assets	—	(62)	(62)	—	(60)	(60)
Other, Net	46	(16)	30	45	(14)	31
Valuation Allowance	(363)	—	(363)	(350)	—	(350)
Total Deferred Income Taxes	$360	$(472)	$(112)	$400	$(483)	$(83)
As of January 29, 2022, the Company had loss carryforwards of $405 million, of which $248 million has an indefinite carryforward. The remainder of the U.S. and non-U.S. carryforwards, if unused, will expire at various dates from 2022 through 2040 and 2029 through 2041, respectively. For certain jurisdictions where the Company has determined that it is more likely than not that the loss carryforwards will not be realized, a valuation allowance has been provided on those loss carryforwards as well as other net deferred tax assets.
Income tax payments were $487 million for 2021, $200 million for 2020 and $228 million for 2019.
On August 2, 2021, the Company and Victoria's Secret & Co. entered into a Tax Matters Agreement ("TMA"). Under the TMA, the Company will generally be responsible for all U.S. federal, state, local and non-U.S. income taxes of Victoria's Secret & Co. for any taxable period or portion of such period ending on or before the Distribution Date.
Uncertain Tax Positions
The following table summarizes the activity related to the Company’s unrecognized tax benefits for U.S. federal, state & non-U.S. tax jurisdictions for 2021, 2020 and 2019, without interest and penalties:

	2021	2020	2019
	(in millions)
Gross Unrecognized Tax Benefits, as of the Beginning of the Fiscal Year	$152	$88	$114
Increases to Unrecognized Tax Benefits for Prior Years	5	7	15
Decreases to Unrecognized Tax Benefits for Prior Years	(12)	(50)	(22)
Increases to Unrecognized Tax Benefits as a Result of Current Year Activity	21	113	3
Decreases to Unrecognized Tax Benefits Relating to Settlements with Taxing Authorities	(3)	—	(16)
Decreases to Unrecognized Tax Benefits as a Result of a Lapse of the Applicable Statute of Limitations	(16)	(6)	(6)
Gross Unrecognized Tax Benefits, as of the End of the Fiscal Year	$147	$152	$88
Of the total gross unrecognized tax benefits, approximately $132 million, $142 million and $81 million, at January 29, 2022, January 30, 2021, and February 1, 2020, respectively, represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. These amounts are net of the offsetting tax effects from other tax jurisdictions.
Of the total unrecognized tax benefits, it is reasonably possible that $104 million could change in the next 12 months due to audit settlements, expiration of statute of limitations or other resolution of uncertainties. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in amounts which could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the period in which such matters are effectively settled.
The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. The Company recognized an income tax benefit from interest and penalties of approximately $2 million, $3 million and $1 million in 2021, 2020 and 2019, respectively. The Company has accrued $8 million and $10 million for the payment of interest and penalties as of January 29, 2022 and January 30, 2021, respectively. Accrued interest and penalties are included within Other Long-term Liabilities on the Consolidated Balance Sheets.
The Company files U.S. federal income tax returns as well as income tax returns in various states and in non-U.S. jurisdictions. The Company is a participant in the Compliance Assurance Process ("CAP"), which is a program made available by the Internal Revenue Service ("IRS") to certain qualifying large taxpayers, under which participants work collaboratively with the IRS to identify and resolve potential tax issues through open, cooperative and transparent interaction prior to the annual filing of their federal income tax returns. The IRS is currently examining the Company's 2020 and 2021 consolidated U.S. federal income tax returns.
The Company is also subject to various state and local income tax examinations for the years 2015 to 2020. Finally, the Company is subject to multiple non-U.S. tax jurisdiction examinations for the years 2009 to 2020. In some situations, the Company determines that it does not have a filing requirement in a particular tax jurisdiction. Where no return has been filed, no statute of limitations applies. Accordingly, if a tax jurisdiction reaches a conclusion that a filing requirement does exist, additional years may be reviewed by the tax authority. The Company believes it has appropriately accounted for uncertainties related to this issue.

13. Long-term Debt and Borrowing Facilities
The following table provides the Company’s outstanding debt balance, net of unamortized debt issuance costs and discounts, as of January 29, 2022 and January 30, 2021:

	January 29, 2022	January 30, 2021
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$750 million, 6.875% Fixed Interest Rate Secured Notes due July 2025 ("2025 Secured Notes")	$—	$740
Senior Debt with Subsidiary Guarantee
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	—	284
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	—	319
$320 million, 9.375% Fixed Interest Rate Notes due July 2025 ("2025 Notes")	316	493
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 ("2027 Notes")	281	278
$500 million, 5.25% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	497	497
$500 million, 7.50% Fixed Interest Rate Notes due June 2029 ("2029 Notes")	489	488
$1 billion, 6.625% Fixed Interest Rate Notes due October 2030 ("2030 Notes")	990	988
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	992	991
$700 million, 6.75% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	694	694
Total Senior Debt with Subsidiary Guarantee	$4,259	$5,032
Senior Debt
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$349	$348
$247 million, 7.60% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	246	246
Total Senior Debt	$595	$594
Total Long-term Debt	$4,854	$6,366
The following table provides principal payments due on outstanding debt in the next five fiscal years and the remaining years thereafter:

Fiscal Year (in millions)
2022	$—
2023	—
2024	—
2025	320
2026	297
Thereafter	4,298
Cash paid for interest was $354 million in 2021, $415 million in 2020 and $357 million in 2019.
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
In June 2020, the Company issued $750 million of 6.875% senior secured notes due July 2025. The obligation to pay principal and interest on these notes was jointly and severally guaranteed on a full and unconditional basis by the Company and certain of the Company's 100% owned subsidiaries. The proceeds from the issuance were $738 million, which were net of issuance costs of $12 million.
In June 2020, the Company also issued $500 million of 9.375% senior notes due in July 2025. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by the Company and certain of the Company's 100% owned subsidiaries. The proceeds from the issuance were $492 million, which were net of issuance costs of $8 million. The issuance costs are being amortized through the maturity date and are included within Long-term Debt on the Consolidated Balance Sheets.

Repurchases of Notes
In September 2021, the Company completed tender offers to purchase $270 million of its outstanding 2023 Notes and $180 million of its outstanding 2025 Notes for an aggregate purchase price of $532 million. Additionally, in October 2021, the Company redeemed the remaining $50 million of its outstanding 2023 Notes for $54 million. The Company recognized a pre-tax loss related to this extinguishment of debt of $89 million (after-tax loss of $68 million), which includes the write-off of unamortized issuance costs. This loss is included in Other Loss in the 2021 Consolidated Statement of Income.
In April 2021, the Company redeemed the remaining $285 million of its outstanding 2022 Notes and the $750 million of its outstanding 2025 Secured Notes. The Company recognized a pre-tax loss related to this extinguishment of debt of $105 million (after-tax loss of $80 million), which includes the write-off of unamortized issuance costs. This loss is included in Other Loss in the 2021 Consolidated Statement of Income.
In October 2020, the Company completed tender offers to purchase $576 million of its outstanding 2022 Notes, $180 million of its outstanding 2023 Notes and $53 million of its outstanding 2037 Notes for $844 million. The Company used the proceeds from the 2030 Notes to fund the purchase price of the tender offers. Additionally, utilizing cash on hand, the Company redeemed the remaining $450 million of its outstanding 2021 Notes for $463 million. The Company recognized a pre-tax loss related to this extinguishment of debt of $53 million (after-tax loss of $40 million), which includes the write-off of unamortized issuance costs. This loss is included in Other Loss in the 2020 Consolidated Statement of Income.
In June 2019, the Company completed tender offers to purchase $212 million of its outstanding 2020 Notes, $330 million of its outstanding 2021 Notes and $96 million of its outstanding 2022 Notes for $669 million. The Company used the proceeds from the 2029 Notes, together with cash on hand, to fund the purchase price for the tender offers. Additionally, in July 2019, the Company redeemed the remaining $126 million of its outstanding 2020 Notes for $130 million. The Company recognized a pre-tax loss on this extinguishment of debt of $40 million (after-tax loss of $30 million), which includes the write-off of unamortized issuance costs. This loss is included in Other Loss in the 2019 Consolidated Statement of Loss.
Asset-backed Revolving Credit Facility
The Company and certain of the Company's 100% owned subsidiaries guarantee and pledge collateral to secure a revolving credit facility (the "Credit Agreement"). During the first quarter of 2020, in an abundance of caution and as a proactive measure in response to the COVID-19 pandemic, the Company elected to borrow $950 million from the Credit Agreement. In April 2020, the Company entered into an amendment and restatement of the Credit Agreement to convert the Company’s credit facility into an asset-backed revolving credit facility (the "ABL Facility"), which allows borrowings and letters of credit in U.S. dollars or Canadian dollars. The $950 million borrowing was repaid during the first quarter of 2020 upon completion of the April amendment.
In August 2021, the Company entered into an amendment and restatement (the "Amendment") of the Credit Agreement. The Amendment reduced the aggregate commitments under the ABL Facility to $750 million, reduced the interest rates on outstanding borrowings by 50 basis points, removed the requirement to prepay outstanding amounts under the ABL Facility should the Company's consolidated cash balance exceed $350 million, extended the expiration date from August 2024 to August 2026 and released Victoria's Secret & Co. subsidiaries as guarantors, among other things.
Availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on the Company's eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time, the outstanding amount under the ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitment, the Company is required to repay the outstanding amounts under the ABL Facility to the extent of such excess. As of January 29, 2022, the Company's borrowing base was $495 million and it had no borrowings outstanding under the ABL Facility.
The ABL Facility supports the Company’s letter of credit program. The Company had $16 million of outstanding letters of credit as of January 29, 2022 that reduced its availability under the ABL Facility. As of January 29, 2022, the Company's availability under the ABL Facility was $479 million.
As of January 29, 2022, the ABL Facility fees related to committed and unutilized amounts were 0.25% per annum, and the fees related to outstanding letters of credit were 1.25% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was London Interbank Offered Rate plus 1.25% per annum. The interest rate on outstanding Canadian dollar-denominated borrowings was Canadian Dollar Offered Rate plus 1.25% per annum.
The ABL Facility requires the Company to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (1) $70 million or (2) 10% of the maximum borrowing amount. As of January 29, 2022, the Company was not required to maintain this ratio.

14. Fair Value Measurements
Cash and Cash Equivalents include cash on hand, deposits with financial institutions and highly liquid investments with original maturities of less than 90 days. The Company's Cash and Cash Equivalents are considered Level 1 fair value measurements as they are valued using unadjusted quoted prices in active markets for identical assets.
The following table provides a summary of the principal value and estimated fair value of outstanding publicly traded debt as of January 29, 2022 and January 30, 2021:

	January 29, 2022	January 30, 2021
	(in millions)
Principal Value	$4,915	$6,449
Fair Value, Estimated (a)	5,493	7,243
________________
(a)The estimated fair value is based on reported transaction prices which are considered Level 2 inputs in accordance with ASC 820. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.
Management believes that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity.
15. Accumulated Other Comprehensive Income
Accumulated Other Comprehensive Income includes gains and losses on foreign currency translation and on foreign currency forward contracts designated as cash flow hedges. The cumulative gains and losses on these items are included in Accumulated Other Comprehensive Income on the Consolidated Balance Sheets and Consolidated Statements of Shareholders' Equity (Deficit).
The following table provides the rollforward of accumulated other comprehensive income for 2021:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance as of January 30, 2021	$85	$(2)	$83
Other Comprehensive Income Before Reclassifications	2	1	3
Amounts Reclassified from Accumulated Other Comprehensive Income	—	3	3
Tax Effect	—	(1)	(1)
Current-period Other Comprehensive Income	2	3	5
Victoria's Secret Spin-Off	(8)	—	(8)
Balance as of January 29, 2022	$79	$1	$80
The following table provides the rollforward of accumulated other comprehensive income for 2020:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance as of February 1, 2020	$52	$—	$52
Other Comprehensive Loss Before Reclassifications	(3)	(2)	(5)
Amounts Reclassified from Accumulated Other Comprehensive Income	36	—	36
Tax Effect	—	—	—
Current-period Other Comprehensive Income (Loss)	33	(2)	31
Balance as of January 30, 2021	$85	$(2)	$83
In 2020, the Victoria's Secret U.K. business was transitioned from a wholly-owned model to a joint venture business model. This transition represented a substantially complete liquidation of the investment in the U.K. Accordingly, $36 million of accumulated foreign-currency translation adjustments were reclassified out of Accumulated Other Comprehensive Income and into earnings. This amount is presented within Income (Loss) from Discontinued Operations, Net of Tax in the 2020 Consolidated Statement of Income.
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
On May 19, 2020 and January 12, 2021, certain of the Company's stockholders filed derivative lawsuits in the Court of Common Pleas for Franklin County, Ohio (subsequently removed to the United States District Court for the Southern District of Ohio) and the Delaware Court of Chancery, respectively, naming as defendants certain current and former directors and officers of the Company and alleging, among other things, breaches of fiduciary duty through asserted violations of law and failures to monitor workplace conduct (the "Lawsuits"). In addition, the Company also received litigation and books-and-records demands from certain other stockholders related to the same matters (together with the Lawsuits, the "Actions").
In July 2021, the Company announced the global settlement resolving the Actions. The settlement resolves all derivative claims that have been or could have been asserted in the Actions or that involve in any way the allegations referred to in the Actions and releases all such claims against the Company and its past and present employees, officers and directors, among others. As part of the settlement, the Company has agreed to implement certain management and governance measures, including the maintenance of a Diversity, Equity, and Inclusion Council. Following the August 2, 2021 spin-off of Victoria’s Secret & Co., the settlement terms will apply to both the Company and Victoria’s Secret & Co. Each company has committed to invest $45 million over at least five years to fund the management and governance measures. The settlement is subject to approval of the United States District Court of the Southern District of Ohio.
Lease Guarantees
In connection with the spin-off of Victoria's Secret & Co., the Company has remaining contingent obligations of approximately $265 million as of January 29, 2022 related to lease payments under the current terms of noncancelable leases, primarily related to office space, expiring at various dates through 2037. In addition, in connection with the sale of La Senza in the fourth quarter of 2018, the Company has remaining contingent obligations of approximately $25 million as of January 29, 2022 related to lease payments under the current terms of noncancelable leases expiring at various dates through 2028. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of these businesses. The Company's reserves related to these obligations were not significant as of January 29, 2022.
17. Retirement Benefits
The Company sponsors a tax-qualified defined contribution retirement plan for substantially all of its associates within the U.S. Participation is available to associates who meet certain age and service requirements. The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $38 million for 2021, $37 million for 2020 and $36 million for 2019.
The Company previously sponsored a non-qualified supplemental retirement plan. The non-qualified plan was an unfunded plan, which provided benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. On June 27, 2020, the Human Capital and Compensation Committee of the Board authorized the termination of the non-qualified plan, after which time only certain contributions were permitted to be made based on eligible earnings prior to the termination date. In July 2021, the Company made payments of $143 million in the aggregate for the final settlement of all its obligations and benefits payable under the non-qualified plan. Total expense recognized related to the non-qualified plan was not significant for any period presented.
18. Shareholders’ Equity (Deficit)
Common Stock Share Repurchases
In March 2021, the Company's Board authorized a $500 million share repurchase plan (the "March 2021 Plan"), which replaced the $79 million remaining under a March 2018 repurchase program. Pursuant to the Board's authorization, the Company entered into a Rule 10b5-1 purchase plan to effectuate share repurchases for the first $250 million. In May 2021, the Company initiated a second $250 million Rule 10b5-1 purchase plan to effectuate the remaining share repurchases under the March 2021 Plan
In July 2021, the Company's Board authorized a new $1.5 billion share repurchase program (the "July 2021 Program"), which replaced the $36 million remaining under the March 2021 Plan. Under the authorization of this program, in July 2021 the Company entered into a stock repurchase agreement with its former Chief Executive Officer ("CEO") and certain of his affiliated entities pursuant to which the Company repurchased 10 million shares of its common stock for an aggregate purchase price of $730 million.
The Company did not repurchase any shares of its common stock in 2019 or 2020. The Company repurchased the following shares of its common stock during 2021:

Repurchase Program	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in millions)	(in thousands)	(in millions)
March 2021 (a)	$500	6,996	$464	$66.30
July 2021 (a)	1,500	10,000	730	73.01
July 2021 (b)		11,234	770	68.53
 _______________
(a)Reflects repurchases of L Brands, Inc. common stock prior to the August 2, 2021 spin-off of Victoria's Secret & Co.
(b)Reflects repurchases of Bath & Body Works, Inc. common stock subsequent to the August 2, 2021 spin-off of Victoria's Secret & Co.
On February 2, 2022, the Company announced that its Board authorized a new $1.5 billion share repurchase program (the "February 2022 Program"). Also on February 2, 2022, as part of the February 2022 Program, the Company entered into an accelerated share repurchase transaction ("ASR") under which it will repurchase $1 billion of its outstanding common stock. For additional information, see Note 21, "Subsequent Events."
Additionally, subsequent to January 29, 2022, the Company repurchased an additional 1.9 million shares of its common stock for $92 million under the February 2022 Program.
Common Stock Retirement
In accordance with the Company's Board of Directors' resolution, shares of common stock repurchased under the July 2021 Program were to be retired and cancelled upon repurchase. As a result, the Company retired the 21 million shares repurchased under the July 2021 Program during 2021, which resulted in reductions of $11 million in the par value of Common Stock, $69 million in Paid-in Capital and $1.420 billion in Retained Earnings (Accumulated Deficit).
Dividends
The Board suspended the quarterly cash dividend beginning in the second quarter of 2020 as a proactive measure to strengthen the Company's financial flexibility and manage through the COVID-19 pandemic. In March 2021, the Company's Board reinstated the annual dividend at $0.60 per share, beginning with the quarterly dividend paid in June 2021.

Under the authority and declaration of the Board, the Company paid the following dividends during 2021, 2020 and 2019:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2021
First Quarter	$—	$—
Second Quarter	0.15	42
Third Quarter	0.15	39
Fourth Quarter	0.15	39
2021 Total	$0.45	$120
2020
First Quarter	$0.30	$83
Second Quarter	—	—
Third Quarter	—	—
Fourth Quarter	—	—
2020 Total	$0.30	$83
2019
First Quarter	$0.30	$83
Second Quarter	0.30	83
Third Quarter	0.30	83
Fourth Quarter	0.30	83
2019 Total	$1.20	$332
In February 2022, the Company's Board increased the annual dividend to $0.80 per share and declared the quarterly dividend of $0.20 per share, paid on March 4, 2022, to stockholders of record as of February 18, 2022.
19. Share-based Compensation
Plan Summary
In 2020, the Company's stockholders approved the 2020 Stock Option and Performance Incentive Plan ("2020 Plan"). The 2020 Plan replaced the 2015 Stock Option and Performance Incentive Plan (together with the 2020 Plan, the "Plans"). The Plans provide for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock, performance share units and unrestricted shares. The Company grants stock options at a price equal to the fair market value of the stock on the date of grant. Stock options have a maximum term of 10 years. Stock options and restricted stock units generally vest over three-to-five-years. Performance share units generally cliff vest at the end of a three-year performance period based upon the Company’s achievement of pre-established goals over the performance period.
Under the Plans, 206 million options, restricted and unrestricted shares have been authorized to be granted to associates and directors. There were 13 million shares of common stock available for future issuance under the Plans as of January 29, 2022. In connection with the Separation, the maximum number of shares available for future issuance under the 2020 Plan and underlying outstanding awards under the Plans was equitably adjusted to prevent the dilution or enlargement of rights according to the terms of the Plans.
Income Statement Impact
The following table provides share-based compensation expense included in the Consolidated Statements of Income (Loss) for 2021, 2020 and 2019:

	2021	2020	2019
	(in millions)
Costs of Goods Sold, Buying and Occupancy	$10	$9	$14
General, Administrative and Store Operating Expenses	21	16	35
Total Share-based Compensation Expense	$31	$25	$49
The tax benefit associated with recognized share-based compensation expense was $10 million for 2021. The Company recognized incremental tax expense associated with share-based compensation of $8 million for 2020 and 2019.

As of January 29, 2022, there was $37 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock and performance share units. This cost is expected to be recognized over a weighted-average period of 1.7 years.
As of January 29, 2022, there was $3 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 2.1 years.
Victoria's Secret & Co. Spin-Off
In connection with Separation, the Company adjusted its outstanding share-based awards in accordance with the terms of the Employee Matters Agreement entered into at the time of the Separation. Adjustments to the underlying shares and terms of outstanding restricted stock units, performance share units and stock options were made to preserve the intrinsic value of the awards immediately before and after the Separation. The adjustment of the underlying shares and exercise prices, as applicable, was determined using a ratio based on the relative values of the Company's pre-Distribution stock price and the Company's post-Distribution stock price. Following the Separation, the adjusted outstanding awards continue to vest over their original vesting schedules. The Company did not recognize any incremental compensation cost related to the adjustment of outstanding awards. The disclosures reported below within this Note 19 have not been segregated between continuing and discontinued operations.
Restricted Stock Units and Performance Share Units
The following table provides the Company’s restricted stock unit and performance share unit activity on a combined basis for the fiscal year ended January 29, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value (a)
	(in thousands)
Unvested as of January 30, 2021	6,647	$25.68
Converted to Victoria's Secret & Co. Shares	(2,537)	35.19
Spin-Off Related Adjustment	807	—
Granted	1,537	52.91
Vested	(2,185)	37.21
Cancelled	(170)	33.46
Unvested as of January 29, 2022	4,099	$22.92
 _______________
(a)The weighted average grant date fair value for activity subsequent to the Separation, including the unvested balance as of January 29, 2022, reflects the adjustment to preserve the intrinsic value of the awards immediately before and after the Separation.
The fair value of restricted stock unit and performance share unit awards is generally based on the market value of the Company's common stock on the grant date adjusted for anticipated dividend yields. The weighted-average estimated fair value of awards granted was $52.91 per share for 2021, $17.05 per share for 2020 and $23.34 per share for 2019.
The Company’s total intrinsic value of awards that vested was $137 million for 2021, $33 million for 2020 and $39 million for 2019. The Company’s total fair value at grant date of awards that vested was $75 million for 2021, $89 million for 2020 and $104 million for 2019.
Tax benefits realized from tax deductions associated with awards that vested were $36 million for 2021, $8 million for 2020 and $10 million for 2019.
Stock Options
The fair value of stock options granted is determined using the Black-Scholes option-pricing model. The determination of the fair value of options is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company's expected stock price volatility over the term of the awards and projected employee stock option exercise behaviors.

The following table provides the Company’s stock option activity for the fiscal year ended January 29, 2022:

Number of Shares
(in thousands)
Outstanding as of January 30, 2021	4,163
Converted to Victoria's Secret & Co. Shares	(1,042)
Spin-Off Related Adjustment	288
Granted	228
Exercised	(1,900)
Cancelled	(624)
Outstanding as of January 29, 2022	1,113
Options Exercisable as of January 29, 2022	859
Intrinsic value for stock options is the difference between the current market value of the Company’s common stock and the option strike price. The total intrinsic value of options exercised was $39 million for 2021. Tax benefits realized from tax deductions associated with stock options exercised was $8 million for 2021. As of January 29, 2022, there were 1.1 million shares of common stock subject to outstanding stock options, the majority of which were fully vested, with a total intrinsic value of $15 million.
20. Quarterly Financial Data (Unaudited)
The following table provides summarized quarterly financial data for 2021:

	Fiscal Quarter Ended
	May 1, 2021 (a)	July 31, 2021	October 30, 2021 (b)	January 29, 2022 (c)
	(in millions except per share data)
Net Sales	$1,470	$1,704	$1,681	$3,027
Gross Profit	742	828	839	1,446
Operating Income	337	384	409	879
Income from Continuing Operations Before Income Taxes	119	287	227	790

Net Income from Continuing Operations	91	215	177	592
Income (Loss) from Discontinued Operations, Net of Tax	186	159	(89)	2
Net Income	$277	$374	$88	$594

Net Income (Loss) per Basic Share (d)
Continuing Operations	$0.32	$0.78	$0.67	$2.31
Discontinued Operations	0.67	0.58	(0.34)	0.01
Total Net Income per Basic Share	$0.99	$1.36	$0.33	$2.31

Net Income (Loss) per Diluted Share (d)
Continuing Operations	$0.32	$0.77	$0.66	$2.27
Discontinued Operations	0.66	0.57	(0.33)	0.01
Total Net Income per Diluted Share	$0.97	$1.34	$0.33	$2.28
 ________________
(a)Net Income from Continuing Operations includes the effect of a $105 million pre-tax loss ($80 million after-tax) associated with the early extinguishment of outstanding notes.
(b)Net Income from Continuing Operations includes the effect of an $89 million pre-tax loss ($68 million after-tax) associated with the early extinguishment of outstanding notes.
(c)Operating Income includes the effect of pre-tax loss related to the write-off of inventory that was destroyed by a tornado at a vendor’s factory of $9 million ($7 million after-tax).
(d)Due to changes in stock prices during the year and timing of issuances of shares, the cumulative total of quarterly net income (loss) per share amounts may not equal the net income (loss) per share for the year.

The following table provides summarized quarterly financial data for 2020:

	Fiscal Quarter Ended
	May 2, 2020 (a)	August 1, 2020 (b)	October 31, 2020 (c)	January 30, 2021
	(in millions except per share data)
Net Sales	$760	$1,253	$1,702	$2,719
Gross Profit	268	559	863	1,407
Operating Income	36	263	436	870
Income (Loss) from Continuing Operations Before Income Taxes	(54)	160	265	751

Net Income (Loss) from Continuing Operations	—	112	196	557
Net Income (Loss) from Discontinued Operations, Net of Tax	(297)	(161)	135	302
Net Income (Loss)	$(297)	$(49)	$331	$859

Net Income (Loss) per Basic Share (d)
Continuing Operations	$—	$0.40	$0.70	$2.00
Discontinued Operations	(1.07)	(0.58)	0.48	1.09
Total Net Income (Loss) per Basic Share	$(1.07)	$(0.18)	$1.19	$3.08

Net Income (Loss) per Diluted Share (d)(e)
Continuing Operations	$—	$0.40	$0.69	$1.96
Discontinued Operations	(1.07)	(0.58)	0.48	1.07
Total Net Income (Loss) per Diluted Share	$(1.07)	$(0.18)	$1.17	$3.03
 ________________
(a)Net Income (Loss) from Continuing Operations includes the effect of a $50 million income tax benefit related to the resolution of certain tax matters.
(b)Operating Income includes the effect of pre-tax severance and related charges of $30 million ($24 million after-tax).
(c)Net Income from Continuing Operations includes the effect of a $53 million pre-tax loss ($40 million after-tax) associated with the early extinguishment of outstanding notes.
(d)Due to changes in stock prices during the year and timing of issuances of shares, the cumulative total of quarterly net income (loss) per share amounts may not equal the net income (loss) per share for the year.
(e)The cumulative total of quarterly net income (loss) per diluted share amounts does not equal the net income (loss) per diluted share for the year due to the net loss from continuing operations in the first quarter.

21. Subsequent Events
New Share Repurchase Program and Accelerated Share Repurchase Program
On February 2, 2022, the Company announced that its Board authorized a new $1.5 billion share repurchase program. Also on February 2, 2022, as part of the February 2022 Program, the Company entered into an ASR under which the Company will repurchase $1 billion of its own outstanding common stock. On February 4, 2022, the Company delivered $1 billion to the ASR bank, and the bank delivered approximately 14 million shares of common stock to the Company (the "Initial Shares"). Pursuant to the terms of the ASR, the Initial Shares represented 80% of the number of shares determined by dividing the $1 billion Company payment by the closing price of its common stock on February 2, 2022. The aggregate number of shares of common stock to be delivered under the ASR will be based generally upon a discount to the Rule 10b-18 volume-weighted average price at which the shares of common stock trade during the regular trading sessions on the NYSE during the term of repurchase period.
At final settlement, the ASR bank may be obligated to deliver additional shares of common stock to the Company or the Company may be obligated to make delivery of shares of common stock or a cash payment to the ASR bank, at the Company’s option. The Company expects final settlement of the share repurchases under the ASR to occur during the second quarter of 2022.
Additional Share Repurchases
Subsequent to January 29, 2022, the Company repurchased an additional 1.9 million shares of its common stock for $92 million under the February 2022 Program.
Annual Dividend
In February 2022, the Company's Board increased the annual dividend to $0.80 per share and declared the quarterly dividend of $0.20 per share, paid on March 4, 2022, to stockholders of record as of February 18, 2022.
CEO Transition
On February 23, 2022, the Company announced that Andrew M. Meslow will step down as CEO and as a member of the Board due to health reasons, effective May 12, 2022. Sarah E. Nash, Chair of the Board, was appointed Executive Chair on February 22, 2022, and will assume the role of Interim CEO upon Mr. Meslow's departure. The Board is in the process of retaining a national search firm to assist in identifying a permanent CEO.

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
Management’s Report on Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting as of January 29, 2022 is set forth in Item 8. Financial Statements and Supplementary Data.
Attestation Report of the Registered Public Accounting Firm. The Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting as of January 29, 2022 is set forth in Item 8. Financial Statements and Supplementary Data.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the fourth quarter 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information regarding our directors and corporate governance is set forth under the captions “ELECTION OF DIRECTORS—Director Succession”, “—Corporate Governance Highlights" “—Director Experience, Qualifications, Attributes and Skills", “—Nominees”, "—Leadership Updates," “—Director Independence”, “—Board Leadership Structure; Risk Oversight; Certain Compensation Matters ”, “—Oversight of Cybersecurity Risk", “—Review of Strategic Plans and Capital Structure", “—Oversight of Environmental and Social Matters", “—Human Capital Management", “—Succession Planning", “—Information Concerning Board Meeting Attendance”, “—Committees of the Board”, “—Meetings of the Company's Non-Management Directors”, “—Communications with Stockholders”, “—Attendance at Annual Meetings”, “—Code of Conduct, Related Person Transaction Policy and Associated Matters”, “—Copies of the Company’s Code of Conduct, Corporate Governance Principles, Policy and Committee Charters”, and “SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT” in the Proxy Statement and is incorporated herein by reference. Information regarding compliance with Section 16(A) of the Securities Exchange Act of 1934, as amended, is set forth under the caption “DELINQUENT SECTION 16(A) REPORTS” in the Proxy Statement and is incorporated herein by reference. Information regarding executive officers is set forth herein under the caption “Executive Officers of Registrant” in Part I.
The Company has a written Code of Conduct that applies to the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer) and others. The Code of Conduct is available on the Company's website at www.bbwinc.com (accessible by clicking on the "Investors" link on the main page followed by the "Corporate Governance" and "Governance Materials" link), and a printed copy will be delivered free of charge on request by writing to the Secretary of the Company at Three Limited Parkway, Columbus, OH 43230, c/o Chief Legal Officer and Secretary. Any amendments to, or waivers from, a provision of the Company's Code of Conduct that applies to the Company's Principal Executive Officer and Principal Financial and Accounting Officer and that relates to any element of the code of ethics enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on the Company's website at www.bbwinc.com.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Information regarding principal accountant fees and services is set forth under the captions “INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS—Audit Fees”, “—Audit-Related Fees”, “—Tax Fees”, “—All Other Fees” and “—Pre-approval Policies and Procedures” in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Consolidated Financial Statements

The following consolidated financial statements of Bath & Body Works, Inc. are filed as part of this report under Item 8. Financial Statements and Supplementary Data:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Statements of Income (Loss) for the Years Ended January 29, 2022, January 30, 2021 and February 1, 2020

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended January 29, 2022, January 30, 2021 and February 1, 2020

Consolidated Balance Sheets as of January 29, 2022 and January 30, 2021

Consolidated Statements of Total Equity (Deficit) for the Years Ended January 29, 2022, January 30, 2021 and February 1, 2020

Consolidated Statements of Cash Flows for the Years Ended January 29, 2022, January 30, 2021 and February 1, 2020

Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules

Schedules have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

	(3)	List of Exhibits

		3.	Articles of Incorporation and Bylaws.

3.1
Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated May 20, 2020), as amended by the Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 3, 2021).

		3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated January 28, 2022).

		4.	Instruments Defining the Rights of Security Holders.

4.1
Conformed copy of the Indenture dated as of March 15, 1988 between the Company and The Bank of New York, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (File No. 333-105484) filed on May 22, 2003.

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

4.4
Indenture dated as of February 19, 2003 between the Company and The Bank of New York, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-4 (File No. 333-104633) filed on April 18, 2003.

4.5
First Supplemental Indenture dated as of May 31, 2005 among the Company, The Bank of New York and The Bank of New York Trust Company, N.A., incorporated by reference to Exhibit 4.1.2 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-125561) filed on June 6, 2005.

4.6
Second Supplemental Indenture dated as of July 17, 2007 between the Company and The Bank of New York Trust Company, N.A., incorporated by reference to Exhibit 4.1.3 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-146420) filed on October 1, 2007.

4.7
Form of Fifth Supplemental Indenture dated as of March 25, 2011 among the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1.6 to the post-effective amendment to the Company’s Registration Statement on Form S-3 (Reg. No. 333-170406) filed on March 22, 2011.

4.8
Sixth Supplemental Indenture dated as of February 7, 2012 among the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2012.

4.9
Seventh Supplemental Indenture dated as of March 22, 2013 among the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1.8 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-191968) filed on October 29, 2013.

4.10
Eighth Supplemental Indenture dated as of October 16, 2013 among the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1.9 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-191968) filed on October 29, 2013.

4.11
Ninth Supplemental Indenture dated as of January 30, 2015 among the Company, the guarantors named therein, and The Bank of New York Mellon Trust Company, as Trustee, incorporated by reference to Exhibit 4.16 to the Company’s Registration Statement on Form S-4 (Reg. No. 333-209114) filed on January 25, 2016.

4.12
Indenture dated as of October 30, 2015 among the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated November 3, 2015.

4.13	Indenture, dated as of June 16, 2016, between the Company and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated June 16, 2016.

4.14
First Supplemental Indenture dated as of June 16, 2016 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K dated June 16, 2016.

4.15
Second Supplemental Indenture dated as of January 23, 2018 by and among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K dated January 23, 2018.

4.16
Indenture dated as of June 18, 2018 by and among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.25 to the Company's Form S-4 (Reg. No. 333-227288) filed on September 11, 2018.

4.17
Supplemental Indenture No. 1 dated as of June 29, 2018 by and among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.26 to the Company's Form S-4 (Reg. No. 333-227288) filed on September 11, 2018.

4.18
Third Supplemental Indenture dated June 20, 2019 by and among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated June 24, 2019.

4.19
Fourth Supplemental Indenture dated as of June 30, 2019 by and among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2019.

4.20
Tenth Supplemental Indenture dated as of June 30, 2019 by and among the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2019.

4.21
Indenture dated as of June 18, 2020 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated June 18, 2020.

4.22
Indenture dated as of June 18, 2020 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K dated June 18, 2020.

4.23
Indenture dated September 30, 2020 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated September 30, 2020.

4.24
Eleventh Supplemental Indenture dated October 16, 2020 among the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated October 19, 2020.

4.25	Description of the Registrant's Securities.

4.26	Twelfth Supplemental Indenture dated August 2, 2021 among the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.27	First Supplemental Indenture dated August 2, 2021 among the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.28	First Supplemental Indenture dated August 2, 2021 among the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.29	Fifth Supplemental Indenture dated August 2, 2021 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee.

4.30	Second Supplemental Indenture dated August 2, 2021 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee.

4.31	First Supplemental Indenture dated August 2, 2021 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee.

4.32	First Supplemental Indenture dated August 2, 2021 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee.

4.33	First Supplemental Indenture dated August 2, 2021 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee.

4.34	Second Supplemental Indenture dated November 17, 2021 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee.

4.35	Second Supplemental Indenture dated November 17, 2021 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee.

4.36	Second Supplemental Indenture dated November 17, 2021 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee.

4.37	Thirteenth Supplemental Indenture dated November 17, 2021 among the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

10.	Material Contracts.

10.1	Form of Indemnification Agreement between the Company and the directors and executive officers of the Company incorporated by reference to Exhibit 10.4 to the 1998 Form 10-K.**

10.2	Employment Agreement effective as of April 9, 2007 between the Company and Stuart Burgdoerfer incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated April 11, 2007.**

10.3
Employment Agreement Amendment effective September 5, 2008 between the Company and Stuart Burgdoerfer incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 2, 2008.**

10.4	2011 Stock Option and Performance Incentive Plan incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.**

10.5
Form of Sixth Amended and Restated Master Aircraft Time Sharing Agreement incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.**

10.6	2015 Stock Option and Performance Incentive Plan, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-206787) dated September 4, 2015.**

10.7
2015 Stock Option and Performance Incentive Plan Terms and Conditions of Restricted Share Unit Grant, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2015.**

10.8
2015 Stock Option and Performance Incentive Plan Terms and Conditions of Stock Option Grant, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2015.**

10.9	2015 Cash Incentive Compensation Performance Plan, incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated May 26, 2015.**

10.10	2020 Stock Option and Performance Incentive Plan incorporated by reference to Appendix C to the Company's Proxy Statement dated April 2, 2020.**

10.11
2020 Stock Option and Performance Incentive Plan Restricted Share Unit Award Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2021.**

10.12
2020 Stock Option and Performance Incentive Plan Performance Share Unit Award Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2021.**

10.13
2020 Stock Option and Performance Incentive Plan Stock Option Award Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2021.**

10.14
Employment Agreement between the Company and Andrew Meslow, dated May 15, 2020, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2020.**

10.15
Employment Agreement Amendment and Retention Bonus Agreement between the Company and Stuart Burgdoerfer, dated May 18, 2020, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2020.**

10.16	Executive Separation Agreement between L Brands, Inc. and Charles McGuigan, dated May 18, 2020, incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q dated June 3, 2020.**

10.17
Retention Bonus Agreement and Executive Separation Agreement between L Brands, Inc. and Shelley Milano, dated May 29, 2020, incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q dated June 3, 2020.**

10.18
Executive Employment Agreement between Bath & Body Works, LLC and Julie Rosen, dated February 3, 2021, incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended January 30, 2021.**

10.19
Executive Employment Agreement between Bath and Body Works, LLC and Deon Riley, dated February 4, 2021, incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended January 30, 2021.**

10.20	Separation and Distribution Agreement between the Company and Victoria’s Secret & Co., dated August 2, 2021, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated August 3, 2021.

10.21
L Brands to VS Transition Services Agreement between the Company and Victoria’s Secret & Co., dated August 2, 2021, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated August 3, 2021.

10.22
VS to L Brands Transition Services Agreement between the Company and Victoria’s Secret & Co., dated August 2, 2021, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated August 3, 2021.

10.23	Tax Matters Agreement between the Company and Victoria’s Secret & Co., dated August 2, 2021, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K dated August 3, 2021.

10.24	Employee Matters Agreement between the Company and Victoria’s Secret & Co., dated August 2, 2021, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K dated August 3, 2021.

10.25
Domestic Transportation Services Agreement between Mast Logistics Services, LLC and Victoria’s Secret & Co., dated August 2, 2021, incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K dated August 3, 2021.

10.26
Amended and Restated Revolving Credit Agreement by and among the Company, the borrowing subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., dated August 2, 2021, incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K dated August 3, 2021.

10.27
Executive Letter Agreement between Bath & Body Works, Inc. and Wendy C. Arlin, dated August 2, 2021, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2021.**

10.28
Executive Retirement Agreement between L Brands, Inc. and Stuart B. Burgdoerfer, dated August 2, 2021, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2021.**

10.29
Master Confirmation by and between Bath & Body Works, Inc. and JPMorgan Chase Bank, National Association, dated February 2, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 4, 2022.

10.30	2020 Stock Option and Performance Incentive Plan Restricted Share Unit Award Agreement (Form of Director Award Agreement).**

10.31	Summary of James L. Bersani Severance Terms.**

21.	Subsidiaries of the Registrant.

22.	List of Guarantor Subsidiaries

23.1	Consent of Ernst & Young LLP.

24.	Powers of Attorney.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32.	Section 906 Certification (by CEO and CFO).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________

**	Identifies management contracts or compensatory plans or arrangements.
(P)	Paper Exhibits
(b)Exhibits.
The exhibits to this report are listed in section (a)(3) of Item 15 above.
(c)Not applicable.

ITEM 16. FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 18, 2022

BATH & BODY WORKS, INC. (Registrant)

By:	/s/ WENDY C. ARLIN
Wendy C. Arlin Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 18, 2022:

Signature	Title

/s/ ANDREW M. MESLOW	Director and Chief Executive Officer
Andrew M. Meslow	(Principal Executive Officer)

/s/ WENDY C. ARLIN	Executive Vice President and Chief Financial Officer
Wendy C. Arlin	(Principal Financial Officer and Principal Accounting Officer)

/s/ SARAH E. NASH*	Executive Chair of the Board of Directors
Sarah E. Nash

/s/ PATRICIA S. BELLINGER*	Director
Patricia S. Bellinger

/s/ FRANCIS A. HONDAL*	Director
Francis A. Hondal

/s/ DANIELLE M. LEE*	Director
Danielle M. Lee

/s/ MICHAEL G. MORRIS*	Director
Michael G. Morris

/s/ ROBERT H. SCHOTTENSTEIN*	Director
Robert H. Schottenstein

/s/ STEPHEN D. STEINOUR*	Director
Stephen D. Steinour

/s/ JAMES K. SYMANCYK*	Director
James K. Symancyk

*	The undersigned, by signing her name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the registrant pursuant to powers of attorney executed by such directors.

By:	/s/ WENDY C. ARLIN
Wendy C. Arlin Attorney-in-fact