Form 10-Q
period 2022-04-30
Bath & Body Works, Inc.
filed 2022-06-02
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.50 Par Value	BBWI	The New York Stock Exchange
As of May 27, 2022, the number of outstanding shares of the Registrant’s common stock, was 228,735,560 shares.

BATH & BODY WORKS, INC.

*	The Company's fiscal year ends on the Saturday nearest to January 31. As used herein, “first quarter of 2022” and “first quarter of 2021” refer to the thirteen-week periods ended April 30, 2022 and May 1, 2021, respectively.

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(Unaudited)

	First Quarter
	2022	2021
Net Sales	$1,450	$1,470
Costs of Goods Sold, Buying and Occupancy	(781)	(728)
Gross Profit	669	742
General, Administrative and Store Operating Expenses	(389)	(405)
Operating Income	280	337
Interest Expense	(89)	(114)
Other Income (Loss)	1	(104)
Income from Continuing Operations Before Income Taxes	192	119
Provision for Income Taxes	37	28
Net Income from Continuing Operations	155	91
Income from Discontinued Operations, Net of Tax	—	186
Net Income	$155	$277

Net Income per Basic Share
Continuing Operations	$0.65	$0.32
Discontinued Operations	—	0.67
Total Net Income per Basic Share	$0.65	$0.99

Net Income per Diluted Share
Continuing Operations	$0.64	$0.32
Discontinued Operations	—	0.66
Total Net Income per Diluted Share	$0.64	$0.97
BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	First Quarter
	2022	2021
Net Income	$155	$277
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	—	5
Unrealized Gain (Loss) on Cash Flow Hedges	—	(3)
Reclassification of Cash Flow Hedges to Earnings	—	1
Total Other Comprehensive Income, Net of Tax	—	3
Total Comprehensive Income	$155	$280

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value amounts)

	April 30, 2022	January 29, 2022	May 1, 2021
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$651	$1,979	$2,475
Accounts Receivable, Net	167	240	110
Inventories	820	709	636
Other	114	81	94
Current Assets of Discontinued Operations	—	—	1,297
Total Current Assets	1,752	3,009	4,612
Property and Equipment, Net	1,059	1,009	994
Operating Lease Assets	1,058	1,021	993
Goodwill	628	628	628
Trade Names	165	165	165
Deferred Income Taxes	44	45	61
Other Assets	154	149	146
Other Assets of Discontinued Operations	—	—	2,947
Total Assets	$4,860	$6,026	$10,546
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$470	$435	$369
Accrued Expenses and Other	534	651	678
Current Operating Lease Liabilities	163	170	149
Income Taxes	73	34	140
Current Liabilities of Discontinued Operations	—	—	1,344
Total Current Liabilities	1,240	1,290	2,680
Deferred Income Taxes	157	157	144
Long-term Debt	4,856	4,854	5,344
Long-term Operating Lease Liabilities	1,019	989	963
Other Long-term Liabilities	246	253	285
Other Long-term Liabilities of Discontinued Operations	—	—	1,663
Shareholders’ Equity (Deficit):
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	—	—	—
Common Stock - $0.50 par value; 1,000 shares authorized; 251, 269 and 288 shares issued; 236, 254 and 277 shares outstanding, respectively	126	134	144
Paid-in Capital	618	893	903
Accumulated Other Comprehensive Income	80	80	86
Retained Earnings (Accumulated Deficit)	(2,661)	(1,803)	(1,144)
Less: Treasury Stock, at Average Cost; 15, 15 and 11 shares, respectively	(822)	(822)	(523)
Total Shareholders’ Equity (Deficit)	(2,659)	(1,518)	(534)
Noncontrolling Interest	1	1	1
Total Equity (Deficit)	(2,658)	(1,517)	(533)
Total Liabilities and Equity (Deficit)	$4,860	$6,026	$10,546

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions, except per share amounts)
(Unaudited)

First Quarter 2022

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, January 29, 2022	254	$134	$893	$80	$(1,803)	$(822)	$1	$(1,517)
Net Income and Total Comprehensive Income	—	—	—	—	155	—	—	155
Cash Dividends ($0.20 per share)	—	—	—	—	(48)	—	—	(48)
Repurchases of Common Stock	(5)	—	—	—	—	(235)	—	(235)
Accelerated Share Repurchase Program	(14)	—	(200)	—	—	(800)	—	(1,000)
Treasury Share Retirement	—	(9)	(61)	—	(965)	1,035	—	—
Share-based Compensation and Other	1	1	(14)	—	—	—	—	(13)
Balance, April 30, 2022	236	$126	$618	$80	$(2,661)	$(822)	$1	$(2,658)

First Quarter 2021

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, January 30, 2021	278	$143	$891	$83	$(1,421)	$(358)	$1	$(661)
Net Income	—	—	—	—	277	—	—	277
Other Comprehensive Income	—	—	—	3	—	—	—	3
Total Comprehensive Income	—	—	—	3	277	—	—	280
Repurchases of Common Stock	(3)	—	—	—	—	(165)	—	(165)
Share-based Compensation and Other	2	1	12	—	—	—	—	13
Balance, May 1, 2021	277	$144	$903	$86	$(1,144)	$(523)	$1	$(533)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	First Quarter
	2022	2021 (a)
Operating Activities:
Net Income	$155	$277
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation of Long-lived Assets	53	129
Loss on Extinguishment of Debt	—	105
Share-based Compensation Expense	12	15
Deferred Income Taxes	—	10
Changes in Assets and Liabilities:
Accounts Receivable	72	49
Inventories	(111)	(123)
Accounts Payable, Accrued Expenses and Other	(97)	(163)
Income Taxes Payable	35	57
Other Assets and Liabilities	(53)	(107)
Net Cash Provided by Operating Activities	66	249
Investing Activities:
Capital Expenditures	(88)	(65)
Other Investing Activities	—	9
Net Cash Used for Investing Activities	(88)	(56)
Financing Activities:
Payments of Long-term Debt	—	(1,130)
Repurchases of Common Stock	(1,227)	(155)
Dividends Paid	(48)	—
Tax Payments related to Share-based Awards	(26)	(33)
Proceeds from Stock Option Exercises	2	30
Other Financing Activities	(7)	(3)
Net Cash Used for Financing Activities	(1,306)	(1,291)
Effects of Exchange Rate Changes on Cash and Cash Equivalents and Restricted Cash	—	2
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(1,328)	(1,096)
Cash and Cash Equivalents and Restricted Cash, Beginning of Period	1,979	3,933
Cash and Cash Equivalents and Restricted Cash, End of Period	$651	$2,837
 _______________
(a)The cash flows related to discontinued operations have not been segregated. Accordingly, the 2021 Consolidated Statement of Cash Flows includes the results of continuing and discontinued operations.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business and Basis of Presentation
Description of Business
Bath & Body Works, Inc. ("Bath & Body Works" or the "Company") is a specialty retailer of home fragrance, body care and soaps and sanitizer products. Through the Bath & Body Works, White Barn and other brand names, the Company sells merchandise through Company-operated specialty retail stores in the United States of America ("U.S.") and Canada, and through its websites and other channels. The Company's international operations are primarily through franchise, license and wholesale partners. The Company operates as and reports a single segment that includes all of its continuing operations.
On August 2, 2021, the Company completed the tax-free spin-off of its Victoria's Secret business, which included the Victoria's Secret and PINK brands, into an independent publicly traded company (the "Separation"). Accordingly, the operating results of, and costs to separate, the Victoria's Secret business are reported in Income from Discontinued Operations, Net of Tax in the Consolidated Statements of Income for all periods presented. In addition, the related assets and liabilities are reported as Assets and Liabilities of Discontinued Operations on the Consolidated Balance Sheets. All amounts and disclosures included in the Notes to Consolidated Financial Statements reflect only the Company's continuing operations unless otherwise noted. For additional information, see Note 2, "Discontinued Operations."
COVID-19
The coronavirus ("COVID-19") pandemic has created significant public health concerns as well as economic disruption, uncertainty and volatility. The Company remains focused on providing a safe store environment for its customers and associates while delivering an engaging shopping experience, and in establishing the necessary protocols to ensure the safe operations of its distribution and fulfillment centers and corporate offices. As expected, the Company has experienced channel and product category shifts as customer mindset and needs have shifted coming out of the pandemic.
The Company continues to monitor the COVID-19 pandemic and the effects on its operations and financial performance. There remains the potential for future COVID-19-related closures or operating restrictions, which could materially impact the Company's operations and financial performance in future periods.
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “first quarter of 2022” and “first quarter of 2021” refer to the thirteen-week periods ended April 30, 2022 and May 1, 2021, respectively.
Basis of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company accounts for investments in unconsolidated entities where it exercises significant influence, but does not have control, using the equity method. Under the equity method of accounting, the Company recognizes its share of the investee's net income or loss. Losses are only recognized to the extent the Company has positive carrying value related to the investee. Carrying values are only reduced below zero if the Company has an obligation to provide funding to the investee. The Company’s share of net income or loss of all unconsolidated entities is included in Other Income (Loss) in the Consolidated Statements of Income. The Company’s equity method investments are required to be reviewed for impairment when it is determined there may be an other-than-temporary loss in value.
Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended April 30, 2022 and May 1, 2021 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2021 Annual Report on Form 10-K.
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

Restricted Cash
During 2020, the Company placed cash on deposit with certain financial institutions as collateral for their lending commitments to certain former Victoria's Secret subsidiaries. These deposits totaled $30 million as of May 1, 2021 and were recorded in Other Current Assets on the May 1, 2021 Consolidated Balance Sheet. During the second quarter of 2021, these lending commitments were terminated which released the restrictions on this cash. Accordingly, the balance was reclassified to Cash and Cash Equivalents during the second quarter of 2021.
The following table summarizes the location of the Company's Cash and Cash Equivalents and restricted cash in the Consolidated Balance Sheets as of April 30, 2022, January 29, 2022 and May 1, 2021:

	April 30, 2022	January 29, 2022	May 1, 2021
	(in millions)
Cash and Cash Equivalents	$651	$1,979	$2,475
Current Assets of Discontinued Operations	—	—	332
Other Current Assets	—	—	30
Total Cash and Cash Equivalents and Restricted Cash	$651	$1,979	$2,837
Derivative Financial Instruments
The Company's Canadian dollar denominated earnings are subject to exchange rate risk as substantially all the merchandise sold in Canada is sourced through U.S. dollar transactions. The Company uses foreign currency forward contracts designated as cash flow hedges to mitigate this foreign currency exposure. Amounts are reclassified from accumulated other comprehensive income (loss) upon sale of the hedged merchandise to the customer. These gains and losses are recognized in Costs of Goods Sold, Buying and Occupancy in the Consolidated Statements of Income. All designated cash flow hedges are recorded on the Consolidated Balance Sheets at fair value. The fair value of designated cash flow hedges is not significant for any period presented. The Company does not use derivative financial instruments for trading purposes.
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
Recently Issued Accounting Pronouncements
The Company did not adopt any new accounting standards during the first quarter of 2022 that had a material impact on the Company's consolidated results of operations, financial position or cash flows. In addition, as of June 2, 2022, there were no new accounting standards that the Company has not yet adopted that are expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.
2. Discontinued Operations
Victoria's Secret & Co. Spin-Off
On July 9, 2021, the Company announced that its Board of Directors (the "Board") approved the previously announced Separation of the Victoria’s Secret business into an independent, publicly traded company, Victoria's Secret & Co. On August 2, 2021 (the "Distribution Date"), after the New York Stock Exchange ("NYSE") market closing, the Separation was completed. The Separation was achieved through the Company's tax-free distribution (the "Distribution") of 100% of the shares of Victoria's Secret & Co. common stock to holders of L Brands, Inc. common stock as of the close of business on the record date of July 22, 2021. The Company's stockholders of record received one share of Victoria’s Secret & Co. common stock for every three shares of the Company's common stock. On August 3, 2021, Victoria’s Secret & Co. became an independent, publicly-traded company trading on the NYSE under the stock symbol "VSCO." The Company retained no ownership interest in Victoria’s Secret & Co. following the Separation.
The Company recognized a net reduction to Retained Earnings (Accumulated Deficit) of $175 million as a result of the Separation, primarily related to the transfer of certain assets and liabilities associated with its Victoria's Secret business to Victoria's Secret & Co., net of $976 million of cash payments received from Victoria's Secret & Co. in connection with the Separation. Assets transferred to Victoria's Secret & Co. included Cash and Cash Equivalents of $282 million held by Victoria's Secret subsidiaries on the Distribution Date.
In connection with the Separation, the Company entered into several agreements with Victoria's Secret & Co. that govern the relationship of the parties following the spin-off, including the Separation and Distribution Agreement, the Transition Services Agreements, the Tax Matters Agreement, the Employee Matters Agreement and the Domestic Transportation Services Agreement.
Under the terms of the Transition Services Agreements, the Company provides to Victoria's Secret & Co. various services or functions, including human resources, payroll and certain logistics functions. Additionally, Victoria's Secret & Co. provides to the Company various services or functions, including information technology, certain logistics functions, customer marketing and customer call center services. Generally, these services will be performed for a period of up to two years following the Distribution, except for information technology services, which will be provided for a period of up to three years following the Distribution and may be extended for a maximum of two additional one-year periods subject to increased administrative charges. Consideration and costs for the transition services are determined using several billing methodologies as described in the agreements, including customary billing, pass-through billing, percent of sales billing or fixed fee billing. Consideration for transition services provided to Victoria's Secret & Co. are recorded within the Consolidated Statement of Income based on the nature of the service and as an offset to expenses incurred to provide the services. Costs for transition services provided by Victoria's Secret & Co. are recorded within the Consolidated Statement of Income based on the nature of the service. During the first quarter of 2022, the Company recognized consideration of $19 million and recognized costs of $20 million pursuant to the Transition Service Agreements.
Under the terms of the Domestic Transportation Services Agreement, the Company provides transportation services for Victoria's Secret & Co. merchandise in the U.S. and Canada for an initial term of three years following the Distribution, which term will thereafter continuously renew unless and until Victoria’s Secret & Co. or the Company elects to terminate the arrangement upon 18 or 36 months’ prior written notice, respectively. Consideration for the transportation services is determined using customary billing and fixed billing methodologies, which are described in the agreement, and are subject to an administrative charge. Consideration for logistics services provided to Victoria's Secret & Co. are recorded within Costs of Goods Sold, Buying and Occupancy in the Consolidated Statement of Income and as an offset to expenses incurred to provide the services. During the first quarter of 2022, the Company recognized consideration of $18 million pursuant to the Domestic Transportation Services Agreement.
In conjunction with the Separation, the Company has contingent obligations relating to certain lease payments under the current terms of noncancelable leases. For additional information, see Note 12, "Commitments and Contingencies."
Financial Information of Discontinued Operations
Income from Discontinued Operations, Net of Tax in the Consolidated Statements of Income reflects the after-tax results of the Victoria's Secret business and Separation-related fees, and does not include any allocation of general corporate overhead expense or interest expense of the Company. The Company did not report any results from discontinued operations in the first quarter of 2022.
The following table summarizes the significant line items included in Income from Discontinued Operations, Net of Tax in the first quarter of 2021 Consolidated Statement of Income:

(in millions)
Net Sales	$1,554
Costs of Goods Sold, Buying and Occupancy	(882)
General, Administrative and Store Operating Expenses (a)	(438)
Income from Discontinued Operations Before Income Taxes	234
Provision for Income Taxes	48
Income from Discontinued Operations, Net of Tax	$186

 _______________
(a)Includes Separation-related expenses of $10 million. Prior to the Separation, these costs were reported in the Other category under the Company's previous segment reporting.
The information presented as discontinued operations on the Consolidated Balance Sheets includes certain assets and liabilities that were transferred to Victoria’s Secret & Co. pursuant to the Separation agreements, and excludes certain liabilities that were retained by the Company in connection with the Separation. There were no assets or liabilities classified as discontinued operations as of April 30, 2022 or January 29, 2022.
The following table summarizes the carrying value of the significant classes of assets and liabilities classified as discontinued operations as of May 1, 2021:

(in millions)
Cash and Cash Equivalents	$332
Accounts Receivable, Net	111
Inventories	761
Other	93
Current Assets of Discontinued Operations	1,297

Property and Equipment, Net	1,036
Operating Lease Assets	1,602
Trade Names	246
Deferred Income Taxes	11
Other Assets	52
Other Assets of Discontinued Operations	$2,947

Accounts Payable	$366
Accrued Expenses and Other	613
Current Operating Lease Liabilities	356
Income Taxes	9
Current Liabilities of Discontinued Operations	1,344

Deferred Income Taxes	100
Long-term Operating Lease Liabilities	1,541
Other Long-term Liabilities	22
Other Long-term Liabilities of Discontinued Operations	$1,663
The cash flows related to discontinued operations have not been segregated. Accordingly, the 2021 Consolidated Statement of Cash Flows includes the results of continuing and discontinued operations. The Company did not report any cash flows from discontinued operations in the first quarter of 2022.
The following table summarizes Depreciation, Share-based Compensation Expense and Capital Expenditures of discontinued operations for the first quarter of 2021:

(in millions)
Depreciation of Long-Lived Assets	$80
Share-based Compensation Expense	7
Capital Expenditures	(19)
3. Revenue Recognition
Accounts receivable, net from revenue-generating activities were $77 million as of April 30, 2022, $64 million as of January 29, 2022 and $62 million as of May 1, 2021. Accounts receivable primarily relate to amounts due from the Company's franchise, license and wholesale partners. Under these arrangements, payment terms are typically 45 to 75 days.
The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty points and direct channel shipments, which are all impacted by seasonal and holiday-related sales patterns. Deferred revenue, which is recorded within Accrued Expenses and Other on the

Consolidated Balance Sheets, was $133 million as of April 30, 2022, $148 million as of January 29, 2022 and $108 million as of May 1, 2021. The Company recognized $56 million as revenue during the first quarter of 2022 from amounts recorded as deferred revenue at the beginning of the year.
The following table provides a disaggregation of Net Sales for the first quarters of 2022 and 2021:

	First Quarter
	2022	2021
	(in millions)
Stores - U.S. and Canada	$1,059	$1,051
Direct - U.S. and Canada	318	349
International (a)	73	70
Total Net Sales	$1,450	$1,470
 _______________
(a)Results include royalties associated with franchised stores and wholesale sales.
The Company’s net sales outside of the U.S. include sales from Company-operated stores and its e-commerce site in Canada, royalties associated with franchised stores and wholesale sales. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s net sales outside of the U.S. totaled $137 million and $117 million for the first quarters of 2022 and 2021, respectively.
4. Earnings Per Share and Shareholders’ Equity (Deficit)
Earnings Per Share
Earnings per basic share is computed based on the weighted-average number of common shares outstanding. Earnings per diluted share include the weighted-average effect of dilutive restricted stock units, performance share units and stock options (collectively, "Dilutive Awards") on the weighted-average common shares outstanding.
The following table provides the weighted-average shares utilized for the calculation of basic and diluted earnings per share for the first quarters of 2022 and 2021:

	First Quarter
	2022	2021
	(in millions)
Common Shares	255	288
Treasury Shares	(15)	(9)
Basic Shares	240	279
Effect of Dilutive Awards	3	5
Diluted Shares	243	284
Anti-dilutive Awards (a)	—	1
 _______________
(a)The awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
Common Stock Share Repurchases
March 2021 Repurchase Program
In March 2021, the Company's Board authorized a $500 million share repurchase plan (the "March 2021 Program"), which replaced the $79 million remaining under a March 2018 repurchase program.
The Company repurchased the following shares of its common stock during the first quarter of 2021 under the March 2021 Program:

Repurchase Program	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in millions)	(in thousands)	(in millions)
March 2021 (a)	$500	2,608	$165	$63.31
 _______________
(a)Reflects repurchases of L Brands, Inc. common stock prior to the August 2, 2021 spin-off of Victoria's Secret & Co.

There were share repurchases of $10 million reflected in Accounts Payable on the May 1, 2021 Consolidated Balance Sheet.
February 2022 Repurchase Program
In February 2022, the Company's Board authorized a new $1.5 billion share repurchase program (the "February 2022 Program"). As part of the February 2022 Program, the Company entered into an accelerated share repurchase program ("ASR") under which the Company repurchased $1 billion of its own outstanding common stock. Pursuant to the Board's authorization, the Company made other open market share repurchases under the February 2022 Program during the first quarter of 2022.
On February 4, 2022, the Company delivered $1 billion to the ASR bank, and the bank delivered 13.6 million shares of common stock to the Company (the "Initial Shares"). Pursuant to the terms of the ASR, the Initial Shares represented 80% of the number of shares determined by dividing the $1 billion Company payment by the closing price of its common stock on February 2, 2022. At final settlement in May 2022, the Company received an additional 6.7 million shares of its common stock from the ASR bank, which were retired upon receipt. The final number of shares of common stock delivered under the ASR was based generally upon a discount to the average daily Rule 10b-18 volume-weighted average price at which the shares of common stock traded during the regular trading sessions on the NYSE during the term of the repurchase period.
As of April 30, 2022, the $1 billion payment to the ASR bank was recognized as a reduction to Shareholder's Equity (Deficit), consisting of an $800 million increase in Treasury Stock, which reflected the value of the Initial Shares, and a $200 million decrease in Paid-in Capital, which reflected the value of the common stock pending the final settlement of the ASR. The delivery of the Initial Shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share for the first quarter of 2022. The $200 million recorded in Paid-in Capital as of April 30, 2022 will be reclassified in the second quarter of 2022 in connection with the final settlement of the ASR.
The Company repurchased the following shares of its common stock during the first quarter of 2022 under the February 2022 Program:

Repurchase Program	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in millions)	(in thousands)	(in millions)
February 2022	$1,500	4,721	$235	$49.81
February 2022 - Accelerated Share Repurchase Program (a)		13,624	800	58.72
Total		18,345	$1,035
_______________
(a)Repurchased amounts exclude the shares received at final settlement subsequent to April 30, 2022, as well as the $200 million paid during the first quarter related to those shares.
The February 2022 Program had $265 million of remaining authority as of April 30, 2022. There were share repurchases of $8 million reflected in Accounts Payable on the April 30, 2022 Consolidated Balance Sheet.
Subsequent to April 30, 2022, the Company repurchased an additional 1.3 million shares of its common stock for $62 million under the February 2022 Program.
Common Stock Retirement
In accordance with the Company's Board of Directors' resolution, shares of common stock repurchased under the February 2022 Program were to be retired and cancelled upon repurchase, including the Initial Shares. As a result, the Company retired 18 million shares repurchased under the February 2022 Program during the first quarter of 2022, which resulted in reductions of $9 million in the par value of Common Stock, $61 million in Paid-in Capital and $965 million in Retained Earnings (Accumulated Deficit).
Dividends
The Company's Board suspended the Company's quarterly cash dividend beginning in the second quarter of 2020. In March 2021, the Company's Board reinstated the annual dividend at $0.60 per share, beginning with the quarterly dividend paid in June 2021. In February 2022, the Company's Board increased the annual dividend to $0.80 per share, beginning with the quarterly dividend paid in March 2022.

Under the authority and declaration of the Board, the Company paid the following dividend during the first quarter of 2022:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2022
First Quarter	$0.20	$48
In May 2022, the Company's Board declared the second quarter 2022 ordinary dividend of $0.20 per share payable on June 17, 2022 to shareholders of record at the close of business on June 3, 2022.
5. Inventories
The following table provides details of Inventories as of April 30, 2022, January 29, 2022 and May 1, 2021:

	April 30, 2022	January 29, 2022	May 1, 2021
	(in millions)
Finished Goods Merchandise	$627	$521	$503
Raw Materials and Merchandise Components	193	188	133
Total Inventories	$820	$709	$636
Inventories are principally valued at the lower of cost or net realizable value, on an average cost basis.
6. Long-Lived Assets
The following table provides details of Property and Equipment, Net as of April 30, 2022, January 29, 2022 and May 1, 2021:

	April 30, 2022	January 29, 2022	May 1, 2021
	(in millions)
Property and Equipment, at Cost	$2,669	$2,583	$2,415
Accumulated Depreciation and Amortization	(1,610)	(1,574)	(1,421)
Property and Equipment, Net	$1,059	$1,009	$994

Depreciation expense from continuing operations was $53 million and $49 million for the first quarters of 2022 and 2021, respectively.
7. Equity Investments
Easton
The Company has land and other investments in Easton, a planned community in Columbus, Ohio, that integrates office, hotel, retail, residential and recreational space. These investments, totaling $126 million as of April 30, 2022, $126 million as of January 29, 2022 and $120 million as of May 1, 2021, are recorded in Other Assets on the Consolidated Balance Sheets.
Included in the Company’s Easton investments are equity interests in Easton Town Center, LLC (“ETC”) and Easton Gateway, LLC (“EG”), entities that own and develop commercial entertainment and shopping centers. The Company’s investments in ETC and EG are accounted for using the equity method of accounting. The Company has majority financial interests in ETC and EG, but another unaffiliated member manages them, and certain significant decisions regarding ETC and EG require the consent of unaffiliated members in addition to the Company.
8. Income Taxes
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events.
For the first quarter of 2022, the Company’s effective tax rate was 19.4% compared to 23.7% in the first quarter of 2021. The 2022 and 2021 first quarter rates were lower than the Company's combined estimated federal and state statutory rates primarily due to the recognition of excess tax benefits recorded through the Consolidated Statements of Income on share-based awards that vested.
Income taxes paid were $8 million and $10 million for the first quarters of 2022 and 2021, respectively.

9. Long-term Debt and Borrowing Facilities
The following table provides the Company’s outstanding long-term debt balance, net of unamortized debt issuance costs and discounts, as of April 30, 2022, January 29, 2022 and May 1, 2021:

	April 30, 2022	January 29, 2022	May 1, 2021
	(in millions)
Senior Debt with Subsidiary Guarantee
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	$—	$—	$319
$320 million, 9.375% Fixed Interest Rate Notes due July 2025 ("2025 Notes")	317	316	493
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	281	281	279
$500 million, 5.250% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	497	497	497
$500 million, 7.500% Fixed Interest Rate Notes due June 2029 ("2029 Notes")	490	489	488
$1 billion, 6.625% Fixed Interest Rate Notes due October 2030 ("2030 Notes")	990	990	989
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	992	992	991
$700 million, 6.750% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	694	694	694
Total Senior Debt with Subsidiary Guarantee	$4,261	$4,259	$4,750
Senior Debt
$350 million, 6.950% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$349	$349	$348
$247 million, 7.600% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	246	246	246
Total Senior Debt	595	595	594
Total Long-term Debt	$4,856	$4,854	$5,344
Repurchases of Notes
In September 2021, the Company completed the tender offers to purchase $270 million of its outstanding 2023 Notes and $180 million of its outstanding 2025 Notes for an aggregate purchase price of $532 million. Additionally, in October 2021, the Company redeemed the remaining $50 million of its outstanding 2023 Notes for $54 million. The Company recognized a pre-tax loss related to this extinguishment of debt of $89 million (after-tax loss of $68 million), which includes the write-offs of unamortized issuance costs, in the third quarter of 2021.
In April 2021, the Company redeemed the remaining $285 million of its outstanding 5.625% senior notes due February 2022 and $750 million of its outstanding 6.875% senior secured notes due July 2025. The Company recognized a pre-tax loss related to this extinguishment of debt of $105 million (after-tax loss of $80 million), which includes the write-offs of unamortized issuance costs. This loss is included in Other Income (Loss) in the first quarter of 2021 Consolidated Statement of Income.
Asset-backed Revolving Credit Facility
The Company and certain of the Company's 100% owned subsidiaries guarantee and pledge collateral to secure an asset-backed revolving credit facility (“ABL Facility”). The ABL Facility, which allows borrowings and letters of credit in U.S. dollars or Canadian dollars, has aggregate commitments of $750 million and an expiration date in August 2026.
Availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on the Company's eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time, the outstanding amount under the ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitment, the Company is required to repay the outstanding amounts under the ABL Facility to the extent of such excess. As of April 30, 2022, the Company's borrowing base was $620 million, and it had no borrowings outstanding under the ABL Facility.
The ABL Facility supports the Company’s letter of credit program. The Company had $16 million of outstanding letters of credit as of April 30, 2022 that reduced its availability under the ABL Facility. As of April 30, 2022, the Company's availability under the ABL Facility was $604 million.
As of April 30, 2022, the ABL Facility fees related to committed and unutilized amounts were 0.25% per annum, and the fees related to outstanding letters of credit were 1.25% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was the London Interbank Offered Rate plus 1.25% per annum. The interest rate on outstanding Canadian dollar-denominated borrowings was the Canadian Dollar Offered Rate plus 1.25% per annum.

The ABL Facility requires the Company to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (1) $70 million or (2) 10% of the maximum borrowing amount. As of April 30, 2022, the Company was not required to maintain this ratio.
10. Fair Value Measurements
Cash and Cash Equivalents include cash on hand, deposits with financial institutions and highly liquid investments with original maturities of less than 90 days. The Company's Cash and Cash Equivalents are considered Level 1 fair value measurements as they are valued using unadjusted quoted prices in active markets for identical assets.
The following table provides a summary of the principal value and estimated fair value of outstanding publicly traded debt as of April 30, 2022, January 29, 2022 and May 1, 2021:

	April 30, 2022	January 29, 2022	May 1, 2021
	(in millions)
Principal Value	$4,915	$4,915	$5,414
Fair Value, Estimated (a)	4,866	5,493	6,389
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
11. Accumulated Other Comprehensive Income
The following tables provide the rollforward of Accumulated Other Comprehensive Income for the first quarters of 2022 and 2021:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
(in millions)
Balance as of January 29, 2022	$79	$1	$80
Other Comprehensive Income Before Reclassifications	—	—	—
Amounts Reclassified from Accumulated Other Comprehensive Income	—	—	—
Tax Effect	—	—	—
Current-period Other Comprehensive Income	—	—	—
Balance as of April 30, 2022	$79	$1	$80

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance as of January 30, 2021	$85	$(2)	$83
Other Comprehensive Income (Loss) Before Reclassifications	5	(4)	1
Amounts Reclassified from Accumulated Other Comprehensive Income	—	1	1
Tax Effect	—	1	1
Current-period Other Comprehensive Income (Loss)	5	(2)	3
Balance as of May 1, 2021	$90	$(4)	$86

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
In July 2021, the Company announced the global settlement resolving the Actions. The settlement resolves all derivative claims that have been or could have been asserted in the Actions or that involve in any way the allegations referred to in the Actions and releases all such claims against the Company and its past and present employees, officers and directors, among others. As part of the settlement, the Company has agreed to implement certain management and governance measures, including the maintenance of a Diversity, Equity, and Inclusion Council. Following the August 2, 2021 spin-off of Victoria’s Secret & Co., the settlement terms apply to both the Company and Victoria’s Secret & Co. Each company has committed to invest $45 million over at least five years to fund the management and governance measures.
In May 2022, the U.S. District Court of the Southern District of Ohio granted final approval of the settlement.
Lease Guarantees
In connection with the spin-off of Victoria's Secret & Co. and the sale of the La Senza business, the Company had remaining contingent obligations of $277 million as of April 30, 2022 related to lease payments under the current terms of noncancelable leases, primarily related to office space, expiring at various dates through 2037. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of these businesses. The Company's reserves related to these obligations were not significant as of April 30, 2022.
13. Subsequent Events
Leadership Change
As previously announced, on May 12, 2022, Andrew M. Meslow stepped down as Chief Executive Officer ("CEO") of the Company and as a member of the Company’s Board, and Sarah E. Nash, Executive Chair of the Company, was appointed to also serve as Interim CEO of the Company.
Accelerated Share Repurchase Program
The final settlement under the ASR occurred in May 2022. At final settlement, the Company received an additional 6.7 million shares of its common stock from the ASR bank. These shares were retired upon receipt.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Bath & Body Works, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheets of Bath & Body Works, Inc. (the Company) as of April 30, 2022, and May 1, 2021, and the related consolidated statements of income, comprehensive income, total equity (deficit) and cash flows for the thirteen-week periods ended April 30, 2022 and May 1, 2021, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of January 29, 2022, and the related consolidated statements of income, comprehensive income, total equity (deficit), and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated March 18, 2022, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 29, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
June 2, 2022

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
•our ability to source, distribute and sell goods and materials on a global basis, including risks related to:
•    political instability, wars and other armed conflicts, environmental hazards or natural disasters;
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
•our and our third-party service providers', including Victoria's Secret & Co. during the term of the Transition Services Agreement between Victoria's Secret & Co. and us, ability to implement and maintain information technology systems and to protect associated data;
•our ability to maintain the security of customer, associate, third-party and Company information;
•stock price volatility;
•our ability to pay dividends and make share repurchases under share repurchase authorizations;
•shareholder activism matters;
•our ability to maintain our credit ratings;
•our ability to service or refinance our debt and maintain compliance with our restrictive covenants;
•the impact of the transition from London Interbank Offered Rate and our ability to adequately manage such transition;
•our ability to comply with laws, regulations and technology platform rules or other obligations related to data privacy and security;
•our ability to comply with regulatory requirements;
•legal and compliance matters; and
•tax, trade and other regulatory matters.
We are not under any obligation and do not intend to make publicly available any update or other revisions to any of the forward-looking statements contained in this report to reflect circumstances existing after the date of this report or to reflect the occurrence of future events even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Additional information regarding these and other factors can be found in Item 1A. Risk Factors and in our 2021 Annual Report on Form 10-K.
Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") as codified in the Accounting Standards Codification ("ASC"). The following information should be read in conjunction with our financial statements and the related notes included in Item 1. Financial Statements in this Quarterly Report on Form 10-Q.
On August 2, 2021, we completed the tax-free spin-off of our Victoria's Secret business, which included the Victoria's Secret and PINK brands, into an independent publicly traded company. Accordingly, the operating results of, and costs to separate, the Victoria's Secret business are reported in Income from Discontinued Operations, Net of Tax in the Consolidated Statements of Income for all periods presented. In addition, the related assets and liabilities are reported as Assets and Liabilities of Discontinued Operations on the Consolidated Balance Sheets. Unless otherwise noted, all amounts, percentages and discussions reflect only the results of operations and financial condition of our continuing operations.
Executive Overview
In the first quarter of 2022, net sales decreased $20 million, or 1%, to $1.450 billion. In our stores channel, net sales increased 1% to $1.059 billion as our customers responded well to our merchandise and our in-store experience. In our direct channel, net sales decreased 9% to $318 million partially due to last year’s strong results as well as our customers continuing to select our omni-focused option of buy online-pick up in store ("BOPIS"). BOPIS was available in over 700 of our stores as of April 30, 2022. Net sales in the first quarter of 2021 benefited from customers receiving government stimulus payments.
In the first quarter of 2022, operating income decreased $57 million, or 17%, to $280 million, from $337 million in the first quarter of 2021, and the operating income rate decreased to 19.3% from 22.9%. These decreases were primarily driven by increased inflationary costs of approximately $50 million, which negatively impacted our merchandise margin dollars and rate.
For additional information related to our first quarter 2022 financial performance, see “Results of Operations.”

Global Supply Chain and Inflationary Impacts
There continues to be volatility and inflation in the global supply chain. We are continuing to experience increased costs in raw materials, transportation and wage rates. We had previously estimated that these incremental costs could range between $150 million and $175 million throughout 2022, with approximately $50 million of pressure in the first quarter. We expect incremental pressure versus our initial estimate, and we now estimate that our full year inflation impact could range between $225 million and $250 million, with approximately $70 million of pressure expected in the second quarter of 2022. We are strategically raising prices and carefully managing promotional activity to maximize margin dollars. In this environment, we continue to be thoughtful about customer response to additional price increases. We expect these pressures to have a negative impact on our merchandise margin dollars and rate in 2022. Additionally, we are proactively pulling forward the purchase and delivery of certain inventory items to mitigate against potential global supply chain and distribution network disruptions.
Information Technology and Chief Executive Officer Transition Costs
Subsequent to the completion of the Separation, Victoria’s Secret & Co. has provided technology services and systems to us under a Transition Services Agreement while we create independent system environments. We recently decided to accelerate the separation of our technology system environments, which we now expect to be predominantly completed during 2023. We believe that completing technology separation on this accelerated basis will enable us to more quickly build additional technology capabilities to support our long-term growth.
Further, we expect to incur additional costs related to our Chief Executive Officer transition, including severance and retention for key talent and other associated expenses. We expect these costs, and the previously mentioned investments in information technology, to have a negative impact on our general, administrative and store operating expenses and rate in 2022.
COVID-19
The COVID-19 pandemic has created significant public health concerns as well as economic disruption, uncertainty and volatility. We remain focused on providing a safe store environment for our customers and associates while delivering an engaging shopping experience, and in establishing the necessary protocols to ensure the safe operations of our distribution and fulfillment centers and corporate offices. As expected, we have experienced channel and product category shifts as customer mindset and needs have shifted coming out of the pandemic.
We continue to monitor the COVID-19 pandemic and the effects on our operations and financial performance. There remains the potential for future COVID-19-related closures or operating restrictions, which could materially impact our operations and financial performance in future periods.
Adjusted Financial Information from Continuing Operations
In addition to our results provided in accordance with GAAP above and throughout this Quarterly Report on Form 10-Q, provided below are non-GAAP measurements which present net income from continuing operations and earnings from continuing operations per diluted share in 2021 on an adjusted basis, which removes a certain special item. We believe that this special item is not indicative of our ongoing operations due to its size and nature. We use adjusted financial information as key performance measures of results of operations for the purpose of evaluating performance internally. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Instead, we believe that the presentation of adjusted financial information provides additional information to investors to facilitate the comparison of past and present operations. Further, our definitions of adjusted financial information may differ from similarly titled measures used by other companies. The table below reconciles the GAAP financial measures to the non-GAAP financial measures.

	First Quarter
(in millions, except per share amounts)	2022	2021
Reconciliation of Reported Net Income from Continuing Operations to Adjusted Net Income from Continuing Operations
Reported Net Income from Continuing Operations	$155	$91
Loss on Extinguishment of Debt (a)	—	105
Tax Benefit of Special Item	—	(25)
Adjusted Net Income from Continuing Operations	$155	$170

Reconciliation of Reported Earnings from Continuing Operations Per Diluted Share to Adjusted Earnings from Continuing Operations Per Diluted Share
Reported Earnings from Continuing Operations Per Diluted Share	$0.64	$0.32
Loss on Extinguishment of Debt (a)	—	0.28
Adjusted Earnings from Continuing Operations Per Diluted Share	$0.64	$0.60

 ________________
(a)In the first quarter of 2021, we recognized a pre-tax loss of $105 million (after-tax loss of $80 million) due to the early extinguishment of outstanding notes. For additional information, see Note 9, "Long-term Debt and Borrowing Facilities" included in Item 1. Financial Statements.
Company-Operated Store Data
The following table compares Company-operated U.S. store data for the first quarter of 2022 to the first quarter of 2021:

	First Quarter
	2022	2021	% Change
Sales per Average Selling Square Foot	$222	$229	(3%)
Sales per Average Store (in thousands)	$605	$610	(1%)
Average Store Size (selling square feet)	2,725	2,672	2%
Total Selling Square Feet (in thousands)	4,510	4,406	2%
The following table represents Company-operated store data for the first quarter of 2022:

	Stores			Stores
	January 29, 2022	Opened	Closed	April 30, 2022
United States	1,651	12	(8)	1,655
Canada	104	—	—	104
Total	1,755	12	(8)	1,759

The following table represents Company-operated store data for the first quarter of 2021:

	Stores			Stores
	January 30, 2021	Opened	Closed	May 1, 2021
United States	1,633	21	(5)	1,649
Canada	103	—	—	103
Total	1,736	21	(5)	1,752
Partner-Operated Store Data
The following table represents partner-operated store data for the first quarter of 2022:

	Stores			Stores
	January 29, 2022	Opened	Closed	April 30, 2022
International	317	18	—	335
International - Travel Retail	21	—	—	21
Total International	338	18	—	356
The following table represents partner-operated store data for the first quarter of 2021:

	Stores			Stores
	January 30, 2021	Opened	Closed	May 1, 2021
International	270	14	(3)	281
International - Travel Retail	18	—	—	18
Total International	288	14	(3)	299

Results of Operations
First Quarter of 2022 Compared to First Quarter of 2021
Net Sales
The following table provides Net Sales for the first quarter of 2022 in comparison to the first quarter of 2021:

	2022	2021	% Change
First Quarter	(in millions)
Stores - U.S. and Canada	$1,059	$1,051	1%
Direct - U.S. and Canada	318	349	(9%)
International (a)	73	70	5%
Total Net Sales	$1,450	$1,470	(1%)
 _______________
(a)Results include royalties associated with franchised stores and wholesale sales.

The following table provides a reconciliation of Net Sales for the first quarter of 2022 to the first quarter of 2021:

(in millions)
2021 Net Sales	$1,470
Comparable Store Sales	(39)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	48
Direct Channels	(31)
International Wholesale, Royalty and Other	3
Foreign Currency Translation	(1)
2022 Net Sales	$1,450
For the first quarter of 2022, net sales decreased $20 million to $1.450 billion. Net sales increased in the stores channel by $8 million, or 1%, driven by improving store traffic trends, including increased availability of BOPIS in the U.S., and increased sales in Canada due to the COVID-19-related store closures in 2021, partially offset by a lower average unit retail as we increased promotional activity in the first quarter of 2022 as compared to the first quarter of 2021. Direct net sales decreased $31 million, or 9%, partially due to last year's strong results as well as our customers continuing to select our BOPIS option (which is recognized as store net sales).
Further, we estimate that first quarter of 2021 total Company net sales benefited by approximately $50 million related to government stimulus payments, which did not reoccur in the first quarter of 2022.
Gross Profit
For the first quarter of 2022, our gross profit decreased $73 million to $669 million, and our gross profit rate (expressed as a percentage of net sales) decreased to 46.1% from 50.5%. Gross profit decreased primarily due to a decline in merchandise margin dollars related to approximately $50 million of increased inflationary costs, and increased promotional activity in 2022 as we responded to the challenging economic environment and to attempt to offset the stimulus benefit from the first quarter of 2021. Additionally, our occupancy expenses increased as a result of increased direct channel fulfillment expenses and our investments in store real estate. The gross profit rate decreased primarily due to the increased inflationary costs and buying and occupancy deleverage.
General, Administrative and Store Operating Expenses
For the first quarter of 2022, our general, administrative and store operating expenses decreased $16 million to $389 million, and the rate (expressed as a percentage of net sales) decreased to 26.8% from 27.5%. The general, administrative and store operating expenses and rate decreased primarily due to charitable contributions made in the first quarter of 2021.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the first quarters of 2022 and 2021:

First Quarter	2022	2021
Average daily borrowings (in millions)	$4,915	$6,191
Average borrowing rate	7.1%	7.2%

For the first quarter of 2022, our interest expense decreased $25 million to $89 million due to lower average daily borrowings and a lower average borrowing rate.
Other Income (Loss)
For the first quarter of 2021, our other loss of $104 million was primarily related to a $105 million pre-tax loss associated with the early extinguishment of outstanding notes.
Provision for Income Taxes
For the first quarter of 2022, our effective tax rate was 19.4% compared to 23.7% in the first quarter of 2021. The 2022 and 2021 first quarter rates were lower than our combined estimated federal and state statutory rates primarily due to the recognition of excess tax benefits recorded through the Consolidated Statements of Income on share-based awards that vested.
FINANCIAL CONDITION

Liquidity and Capital Resources
Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements and capital expenditures. Our cash provided from operations is impacted by our net income and working capital changes. Our net income is impacted by, among other things, sales volume, seasonal sales patterns, success of new product introductions, profit margins and income taxes. Historically, our sales are higher during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the summer and fall months as inventory builds in anticipation of the holiday period. Our cash and cash equivalents held by foreign subsidiaries were $89 million as of April 30, 2022.
We believe that our available short-term and long-term capital resources are sufficient to fund foreseeable requirements.
Working Capital and Capitalization
The following table provides a summary of our working capital position and capitalization as of April 30, 2022, January 29, 2022 and May 1, 2021:

	April 30, 2022	January 29, 2022	May 1, 2021
	(in millions)
Working Capital, Net of Assets and Liabilities from Discontinued Operations (a)	$512	$1,719	$1,979
Capitalization:
Long-term Debt	4,856	4,854	5,344
Shareholders’ Equity (Deficit)	(2,659)	(1,518)	(534)
Total Capitalization	$2,197	$3,336	$4,810
Amounts Available Under the ABL Facility (b)	$604	$479	$—
 _______________
(a)The balance as of May 1, 2021 excludes the carrying value of assets and liabilities reported as discontinued operations on the Consolidated Balance Sheet.
(b)As of April 30, 2022, our borrowing base was $620 million and we had outstanding letters of credit, which reduce our availability under the ABL Facility, of $16 million. As of January 29, 2022, our borrowing base was $495 million and we had outstanding letters of credit of $16 million. As of May 1, 2021, we were unable to draw upon the ABL Facility as our consolidated cash balance exceeded $350 million. In August 2021, we entered into an amendment and restatement of the ABL Facility to, among other things, remove the requirement to prepay outstanding amounts under the ABL Facility should our consolidated cash balance exceed $350 million.
Cash Flows
The cash flows related to discontinued operations have not been segregated. Accordingly, the 2021 Consolidated Statement of Cash Flows include the results of continuing and discontinued operations. We did not report any cash flows from discontinued operations in the first quarter of 2022.

The following table provides a summary of our cash flow activity during the first quarters of 2022 and 2021:

	2022	2021
	(in millions)
Cash and Cash Equivalents and Restricted Cash, Beginning of Period	$1,979	$3,933
Net Cash Flows Provided by Operating Activities	66	249
Net Cash Flows Used for Investing Activities	(88)	(56)
Net Cash Flows Used for Financing Activities	(1,306)	(1,291)
Effects of Exchange Rate Changes on Cash and Cash Equivalents and Restricted Cash	—	2
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(1,328)	(1,096)
Cash and Cash Equivalents and Restricted Cash, End of Period	$651	$2,837
Operating Activities
Net cash provided by operating activities in the first quarter of 2022 was $66 million, including net income of $155 million. Net income included depreciation of $53 million and share-based compensation expense of $12 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal changes in Inventories, Accounts Payable, Accrued Expenses and Other, and Accounts Receivable. Additionally, we proactively pulled forward the purchase and delivery of certain Inventory items to mitigate against potential global supply chain and distribution network disruptions.
Net cash provided by operating activities in the first quarter of 2021 was $249 million, including net income of $277 million. Net income included depreciation of $129 million, including $80 million related to the Victoria's Secret business classified as discontinued operations, loss on extinguishment of debt of $105 million, share-based compensation expense of $15 million, including $7 million related to the Victoria's Secret business classified as discontinued operations, and deferred tax expense of $10 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal changes in Accounts Payable, Accrued Expenses and Other, Inventories and Accounts Receivable, and the change in Other Assets and Liabilities.
Investing Activities
Net cash used for investing activities in the first quarter of 2022 was $88 million related to capital expenditures. The capital expenditures included $37 million related to new non-mall stores and remodels, $27 million for our new Company-operated direct channel fulfillment center and $12 million related to information technology projects.
Net cash used for investing activities in the first quarter of 2021 was $56 million consisting primarily of capital expenditures of $65 million, partially offset by proceeds from other investing activities of $9 million. The capital expenditures included $43 million related to Bath & Body Works real estate projects. Remaining capital expenditures, which included $19 million related to the Victoria's Secret business classified as discontinued operations, were primarily related to technology and logistics to support the direct channels and other retail capabilities.
We estimate full year 2022 capital expenditures to be approximately $400 million. We are planning approximately 150 real estate projects, consisting of approximately 100 new off-mall stores and 50 remodels to the White Barn store design. Additionally, we plan to make investments related to the separation of our information technology function and our new Company-operated direct channel fulfillment center.
Financing Activities
Net cash used for financing activities in the first quarter of 2022 was $1.306 billion consisting of $1.227 billion in payments for share repurchases, including the payment of $1 billion related to our accelerated share repurchase program ("ASR"), dividend payments of $0.20 per share, or $48 million, and $26 million of tax payments related to share-based awards.
Net cash used for financing activities in the first quarter of 2021 was $1.291 billion consisting primarily of $1.130 billion in payments for the early extinguishment of outstanding notes maturing in 2022 and 2025, payments of $155 million for share repurchases and $33 million of tax payments related to share-based awards, partially offset by proceeds from the exercises of stock options of $30 million.
Subsequent to April 30, 2022, we repurchased an additional 1.3 million shares of our common stock for $62 million under the February 2022 Program.

Common Stock Share Repurchases
Our Board of Directors (the "Board") will determine share repurchase authorizations, giving consideration to our levels of profit and cash flow, capital requirements, current and forecasted liquidity, the restrictions placed upon us by our borrowing arrangement as well as financial and other conditions existing at the time. We use cash flow generated from operating and financing activities to fund our share repurchase programs. The timing and amount of any repurchases will be made at our discretion, taking into account a number of factors, including market conditions.
March 2021 Repurchase Program
In March 2021, our Board authorized a $500 million share repurchase plan (the "March 2021 Program"), which replaced the $79 million remaining under a March 2018 repurchase program.
We repurchased the following shares of our common stock during the first quarter of 2021 under the March 2021 Program:

Repurchase Program	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in millions)	(in thousands)	(in millions)
March 2021 (a)	$500	2,608	$165	$63.31
 _______________
(a)Reflects repurchases of L Brands, Inc. common stock prior to the August 2, 2021 spin-off of Victoria's Secret & Co.
There were share repurchases of $10 million reflected in Accounts Payable on the May 1, 2021 Consolidated Balance Sheet.
February 2022 Repurchase Program
In February 2022, our Board authorized a new $1.5 billion share repurchase program (the "February 2022 Program"). As part of the February 2022 Program, we entered into an ASR under which we repurchased $1 billion of our own outstanding common stock. Pursuant to the Board's authorization, we made other open market share repurchases under the February 2022 Program during the first quarter of 2022.
On February 4, 2022, we delivered $1 billion to the ASR bank, and the bank delivered 13.6 million shares of our common stock to us (the "Initial Shares"). Pursuant to the terms of the ASR, the Initial Shares represented 80% of the number of shares determined by dividing our $1 billion payment by the closing price of our common stock on February 2, 2022. At final settlement in May 2022, we received an additional 6.7 million shares of our common stock from the ASR bank, which were retired upon receipt. The final number of shares of common stock delivered under the ASR was based generally upon a discount to the average daily Rule 10b-18 volume-weighted average price at which the shares of common stock traded during the regular trading sessions on the NYSE during the term of the repurchase period.
As of April 30, 2022, the $1 billion payment to the ASR bank was recognized as a reduction to Shareholder's Equity (Deficit), consisting of an $800 million increase in Treasury Stock, which reflected the value of the Initial Shares, and a $200 million decrease in Paid-in Capital, which reflected the value of the common stock pending the final settlement of the ASR. The delivery of the Initial Shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share for the first quarter of 2022. The $200 million recorded in Paid-in Capital as of April 30, 2022 will be reclassified in the second quarter of 2022 in connection with the final settlement of the ASR.
We repurchased the following shares of our common stock during the first quarter of 2022 under the February 2022 Program:

Repurchase Program	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in millions)	(in thousands)	(in millions)
February 2022	$1,500	4,721	$235	$49.81
February 2022 - Accelerated Share Repurchase Program (a)		13,624	800	58.72
Total		18,345	$1,035
_______________
(a)Repurchased amounts exclude the shares received at final settlement subsequent to April 30, 2022, as well as the $200 million paid during the first quarter related to those shares.
The February 2022 Program had $265 million of remaining authority as of April 30, 2022. There were share repurchases of $8 million reflected in Accounts Payable on the April 30, 2022 Consolidated Balance Sheet.
Subsequent to April 30, 2022, we repurchased an additional 1.3 million shares of our common stock for $62 million under the February 2022 Program.

Common Stock Retirement
In accordance with our Board's resolution, shares of common stock repurchased under the February 2022 Program were to be retired and cancelled upon repurchase, including the Initial Shares. As a result, we retired 18 million shares repurchased under the February 2022 Program during the first quarter of 2022, which resulted in reductions of $9 million in the par value of Common Stock, $61 million in Paid-in Capital and $965 million in Retained Earnings (Accumulated Deficit).
Dividend Policy and Procedures
Our Board will determine future dividends after giving consideration to our levels of profit and cash flow, capital requirements, current and forecasted liquidity, the restrictions placed upon us by our borrowing arrangement as well as financial and other conditions existing at the time. We use cash flow generated from operating and financing activities to fund our dividends.
Our Board suspended our quarterly cash dividend beginning in the second quarter of 2020. In March 2021, our Board reinstated the annual dividend at $0.60 per share, beginning with the quarterly dividend paid in June 2021. In February 2022, our Board increased the annual dividend to $0.80 per share, beginning with the quarterly dividend paid in March 2022.
Under the authority and declaration of our Board, we paid the following dividend during the first quarter of 2022:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2022
First Quarter	$0.20	$48
In May 2022, our Board declared the second quarter 2022 ordinary dividend of $0.20 per share payable on June 17, 2022 to shareholders of record at the close of business on June 3, 2022.
Long-term Debt and Borrowing Facilities
The following table provides our outstanding long-term debt balance, net of unamortized debt issuance costs and discounts, as of April 30, 2022, January 29, 2022 and May 1, 2021:

	April 30, 2022	January 29, 2022	May 1, 2021
	(in millions)
Senior Debt with Subsidiary Guarantee
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	$—	$—	$319
$320 million, 9.375% Fixed Interest Rate Notes due July 2025 ("2025 Notes")	317	316	493
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	281	281	279
$500 million, 5.250% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	497	497	497
$500 million, 7.500% Fixed Interest Rate Notes due June 2029 ("2029 Notes")	490	489	488
$1 billion, 6.625% Fixed Interest Rate Notes due October 2030 ("2030 Notes")	990	990	989
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	992	992	991
$700 million, 6.750% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	694	694	694
Total Senior Debt with Subsidiary Guarantee	$4,261	$4,259	$4,750
Senior Debt
$350 million, 6.950% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$349	$349	$348
$247 million, 7.600% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	246	246	246
Total Senior Debt	595	595	594
Total Long-term Debt	$4,856	$4,854	$5,344
Repurchases of Notes
In September 2021, we completed the tender offers to purchase $270 million of our outstanding 2023 Notes and $180 million of our outstanding 2025 Notes for an aggregate purchase price of $532 million. Additionally, in October 2021, we redeemed the remaining $50 million of our outstanding 2023 Notes for $54 million. We recognized a pre-tax loss related to this extinguishment of debt of $89 million (after-tax loss of $68 million), which includes the write-offs of unamortized issuance costs, in the third quarter of 2021.

In April 2021, we redeemed the remaining $285 million of our outstanding 5.625% senior notes due February 2022 and $750 million of our outstanding 6.875% senior secured notes due July 2025. We recognized a pre-tax loss related to this extinguishment of debt of $105 million (after-tax loss of $80 million), which includes the write-offs of unamortized issuance costs. This loss is included in Other Income (Loss) in the first quarter of 2021 Consolidated Statement of Income.
Asset-backed Revolving Credit Facility
We and certain of our 100% owned subsidiaries guarantee and pledge collateral to secure an asset-backed revolving credit facility (“ABL Facility”). The ABL Facility, which allows borrowings and letters of credit in U.S. dollars or Canadian dollars, has aggregate commitments of $750 million and an expiration date in August 2026.
Availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on our eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time, the outstanding amount under the ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitment, we are required to repay the outstanding amounts under the ABL Facility to the extent of such excess. As of April 30, 2022, our borrowing base was $620 million, and we had no borrowings outstanding under the ABL Facility.
The ABL Facility supports our letter of credit program. We had $16 million of outstanding letters of credit as of April 30, 2022 that reduced our availability under the ABL Facility. As of April 30, 2022, our availability under the ABL Facility was $604 million.
As of April 30, 2022, the ABL Facility fees related to committed and unutilized amounts were 0.25% per annum, and the fees related to outstanding letters of credit were 1.25% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was the London Interbank Offered Rate plus 1.25% per annum. The interest rate on outstanding Canadian dollar-denominated borrowings was the Canadian Dollar Offered Rate plus 1.25% per annum.
The ABL Facility requires us to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (1) $70 million or (2) 10% of the maximum borrowing amount. As of April 30, 2022, we were not required to maintain this ratio.
Credit Ratings
The following table provides our credit ratings as of April 30, 2022:

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

SUMMARIZED BALANCE SHEETS	April 30, 2022	January 29, 2022
	(in millions)
ASSETS
Current Assets (a)	$2,115	$3,365
Noncurrent Assets	2,492	2,481

LIABILITIES
Current Liabilities (b)	$2,884	$2,956
Noncurrent Liabilities (c)	6,151	6,155
 _______________
(a)Includes amounts due from non-Guarantor subsidiaries of $544 million and $530 million as of April 30, 2022 and January 29, 2022, respectively.
(b)Includes amounts due to non-Guarantor subsidiaries of $1.909 billion and $1.927 billion as of April 30, 2022 and January 29, 2022, respectively.
(c)Includes amounts due to non-Guarantor subsidiaries of $5 million as of both April 30, 2022 and January 29, 2022.

SUMMARIZED STATEMENT OF INCOME
2022
(in millions)
Net Sales (a)	$1,399
Gross Profit	621
Operating Income	256
Income Before Income Taxes	166
Net Income (b)	134
 _______________
(a)Includes net sales of $46 million to non-Guarantor subsidiaries.
(b)Includes net loss of $1 million related to transactions with non-Guarantor subsidiaries.
Contingent Liabilities and Contractual Obligations
Lease Guarantees
In connection with the spin-off of Victoria's Secret & Co. and the sale of the La Senza business, we had remaining contingent obligations of $277 million as of April 30, 2022 related to lease payments under the current terms of noncancelable leases, primarily related to office space, expiring at various dates through 2037. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of these businesses. Our reserves related to these obligations were not significant as of April 30, 2022.
Contractual Obligations
Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other long-term obligations. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. There have been no material changes in our contractual obligations since January 29, 2022, as discussed in “Contingent Liabilities and Contractual Obligations” in our 2021 Annual Report on Form 10-K. Certain of our contractual obligations may fluctuate during the normal course of business (primarily changes in our merchandise inventory-related purchase obligations which fluctuate throughout the year as a result of the seasonal nature of our business).
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
We did not adopt any new accounting standards during the first quarter of 2022 that had a material impact on our consolidated results of operations, financial position or cash flows. In addition, as of June 2, 2022, there were no new accounting standards that we have not yet adopted that are expected to have a material impact on our consolidated results of operations, financial position or cash flows.

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
There have been no material changes to the critical accounting policies and estimates disclosed in our 2021 Annual Report on Form 10-K.
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
All of our long-term debt as of April 30, 2022 has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. Our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows.
Fair Value of Financial Instruments
As of April 30, 2022, we believe that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity.
The following table provides a summary of the principal value and estimated fair value of outstanding publicly traded debt as of April 30, 2022, January 29, 2022 and May 1, 2021:

	April 30, 2022	January 29, 2022	May 1, 2021
	(in millions)
Principal Value	$4,915	$4,915	$5,414
Fair Value, Estimated (a)	4,866	5,493	6,389
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

Item 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In July 2021, we announced the global settlement resolving the Actions. The settlement resolves all derivative claims that have been or could have been asserted in the Actions or that involve in any way the allegations referred to in the Actions and releases all such claims against us and our past and present employees, officers and directors, among others. As part of the settlement, we have agreed to implement certain management and governance measures, including the maintenance of a Diversity, Equity, and Inclusion Council. Following the August 2, 2021 spin-off of Victoria’s Secret & Co., the settlement terms apply to both us and Victoria’s Secret & Co. Each company has committed to invest $45 million over at least five years to fund the management and governance measures.
In May 2022, the U.S. District Court of the Southern District of Ohio granted final approval of the settlement.
Item 1A.    RISK FACTORS
The risk factors that affect our business and financial results are discussed in "Item 1A. Risk Factors" in our 2021 Annual Report on Form 10-K. We wish to caution the reader that the risk factors discussed in "Item 1A. Risk Factors" in our 2021 Annual Report on Form 10-K and those described elsewhere in this report or other SEC filings, could cause actual results to differ materially from those stated in any forward-looking statements.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of our common stock during the first quarter of 2022:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)(d)
	(in thousands)		(in thousands)
February 2022	13,642	$58.72	13,624	$700,000
March 2022	3,747	49.31	3,255	539,456
April 2022	1,475	50.91	1,466	464,837
Total	18,864		18,345
  _______________
(a)The total number of shares repurchased includes shares repurchased as part of publicly announced programs, with the remainder relating to shares repurchased in connection with tax payments due upon vesting of associate restricted stock and performance share unit awards and the use of our stock to pay the exercise price on employee stock options.
(b)The average price paid per share includes any broker commissions.
(c)For additional share repurchase program information, see Note 4, “Earnings Per Share and Shareholders' Equity (Deficit)” included in Item 1. Financial Statements.
(d)Amounts include $200 million paid during the first quarter of 2022 pursuant to the ASR related to shares that were not yet delivered to us as of April 30, 2022.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

Item 5.    OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibits
10.1
Master Confirmation by and between Bath & Body Works, Inc. and JPMorgan Chase Bank, National Association, dated February 2, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 4, 2022).

10.2
Bath & Body Works, Inc. 2020 Stock Option and Performance Incentive Plan Restricted Share Unit Award Agreement, dated March 10, 2022, by and between the Company and Sarah E. Nash (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 11, 2022).

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
Date: June 2, 2022
*    Ms. Arlin is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.