Form 10-Q
period 2022-07-30
Bath & Body Works, Inc.
filed 2022-09-02
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.50 Par Value	BBWI	The New York Stock Exchange
As of August 26, 2022, the number of outstanding shares of the Registrant’s common stock, was 228,374,316 shares.

BATH & BODY WORKS, INC.

*	The Company's fiscal year ends on the Saturday nearest to January 31. As used herein, “second quarter of 2022” and “second quarter of 2021” refer to the thirteen-week periods ended July 30, 2022 and July 31, 2021, respectively. “Year-to-date 2022” and “year-to-date 2021” refer to the twenty-six-week periods ended July 30, 2022 and July 31, 2021, respectively.

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(Unaudited)

	Second Quarter		Year-to-Date
	2022	2021	2022	2021
Net Sales	$1,618	$1,704	$3,067	$3,173
Costs of Goods Sold, Buying and Occupancy	(958)	(876)	(1,739)	(1,603)
Gross Profit	660	828	1,328	1,570
General, Administrative and Store Operating Expenses	(418)	(444)	(806)	(849)
Operating Income	242	384	522	721
Interest Expense	(86)	(97)	(175)	(210)
Other Income (Loss)	2	—	3	(105)
Income from Continuing Operations Before Income Taxes	158	287	350	406
Provision for Income Taxes	38	72	75	100
Net Income from Continuing Operations	120	215	275	306
Income from Discontinued Operations, Net of Tax	—	159	—	345
Net Income	$120	$374	$275	$651

Net Income per Basic Share
Continuing Operations	$0.52	$0.78	$1.17	$1.10
Discontinued Operations	—	0.58	—	1.25
Total Net Income per Basic Share	$0.52	$1.36	$1.17	$2.35

Net Income per Diluted Share
Continuing Operations	$0.52	$0.77	$1.16	$1.08
Discontinued Operations	—	0.57	—	1.22
Total Net Income per Diluted Share	$0.52	$1.34	$1.16	$2.31
BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Second Quarter		Year-to-Date
	2022	2021	2022	2021
Net Income	$120	$374	$275	$651
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	—	(2)	—	4
Unrealized Gain (Loss) on Cash Flow Hedges	—	2	—	(1)
Reclassification of Cash Flow Hedges to Earnings	—	1	—	1
Total Other Comprehensive Income, Net of Tax	—	1	—	4
Total Comprehensive Income	$120	$375	$275	$655

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value amounts)

	July 30, 2022	January 29, 2022	July 31, 2021
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$452	$1,979	$1,695
Accounts Receivable, Net	184	240	131
Inventories	971	709	728
Other	147	81	134
Current Assets of Discontinued Operations	—	—	1,826
Total Current Assets	1,754	3,009	4,514
Property and Equipment, Net	1,071	1,009	1,002
Operating Lease Assets	1,087	1,021	1,051
Goodwill	628	628	628
Trade Names	165	165	165
Deferred Income Taxes	45	45	59
Other Assets	151	149	142
Other Assets of Discontinued Operations	—	—	2,831
Total Assets	$4,901	$6,026	$10,392
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$587	$435	$460
Accrued Expenses and Other	512	651	717
Current Operating Lease Liabilities	158	170	148
Income Taxes	1	34	—
Current Liabilities of Discontinued Operations	—	—	1,300
Total Current Liabilities	1,258	1,290	2,625
Deferred Income Taxes	157	157	149
Long-term Debt	4,858	4,854	5,346
Long-term Operating Lease Liabilities	1,050	989	1,020
Other Long-term Liabilities	240	253	270
Other Long-term Liabilities of Discontinued Operations	—	—	2,170
Shareholders’ Equity (Deficit):
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	—	—	—
Common Stock - $0.50 par value; 1,000 shares authorized; 243, 269 and 280 shares issued; 228, 254 and 265 shares outstanding, respectively	122	134	140
Paid-in Capital	791	893	911
Accumulated Other Comprehensive Income	80	80	87
Retained Earnings (Accumulated Deficit)	(2,834)	(1,803)	(1,505)
Less: Treasury Stock, at Average Cost; 15, 15 and 15 shares, respectively	(822)	(822)	(822)
Total Shareholders’ Equity (Deficit)	(2,663)	(1,518)	(1,189)
Noncontrolling Interest	1	1	1
Total Equity (Deficit)	(2,662)	(1,517)	(1,188)
Total Liabilities and Equity (Deficit)	$4,901	$6,026	$10,392

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions, except per share amounts)
(Unaudited)

Second Quarter 2022

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, April 30, 2022	236	$126	$618	$80	$(2,661)	$(822)	$1	$(2,658)
Net Income and Total Comprehensive Income	—	—	—	—	120	—	—	120
Cash Dividends ($0.20 per share)	—	—	—	—	(46)	—	—	(46)
Repurchases of Common Stock	(2)	—	—	—	—	(77)	—	(77)
Accelerated Share Repurchase Program	(7)	—	200	—	—	(200)	—	—
Treasury Share Retirement	—	(4)	(26)	—	(247)	277	—	—
Share-based Compensation and Other	1	—	(1)	—	—	—	—	(1)
Balance, July 30, 2022	228	$122	$791	$80	$(2,834)	$(822)	$1	$(2,662)

Second Quarter 2021

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, May 1, 2021	277	$144	$903	$86	$(1,144)	$(523)	$1	$(533)
Net Income	—	—	—	—	374	—	—	374
Other Comprehensive Income	—	—	—	1	—	—	—	1
Total Comprehensive Income	—	—	—	1	374	—	—	375
Cash Dividends ($0.15 per share)	—	—	—	—	(42)	—	—	(42)
Repurchases of Common Stock	(14)	—	—	—	—	(1,029)	—	(1,029)
Treasury Share Retirement	—	(5)	(32)	—	(693)	730	—	—
Share-based Compensation and Other	2	1	40	—	—	—	—	41
Balance, July 31, 2021	265	$140	$911	$87	$(1,505)	$(822)	$1	$(1,188)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions except per share amounts)
(Unaudited)

Year-to-Date 2022

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, January 29, 2022	254	$134	$893	$80	$(1,803)	$(822)	$1	$(1,517)
Net Income and Total Comprehensive Income	—	—	—	—	275	—	—	275
Cash Dividends ($0.40 per share)	—	—	—	—	(94)	—	—	(94)
Repurchases of Common Stock	(7)	—	—	—	—	(312)	—	(312)
Accelerated Share Repurchase Program	(20)	—	—	—	—	(1,000)	—	(1,000)
Treasury Share Retirement	—	(13)	(87)	—	(1,212)	1,312	—	—
Share-based Compensation and Other	1	1	(15)	—	—	—	—	(14)
Balance, July 30, 2022	228	$122	$791	$80	$(2,834)	$(822)	$1	$(2,662)

Year-to-Date 2021

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, January 30, 2021	278	$143	$891	$83	$(1,421)	$(358)	$1	$(661)
Net Income	—	—	—	—	651	—	—	651
Other Comprehensive Income	—	—	—	4	—	—	—	4
Total Comprehensive Income	—	—	—	4	651	—	—	655
Cash Dividends ($0.15 per share)	—	—	—	—	(42)	—	—	(42)
Repurchases of Common Stock	(17)	—	—	—	—	(1,194)	—	(1,194)
Treasury Share Retirement	—	(5)	(32)	—	(693)	730	—	—
Share-based Compensation and Other	4	2	52	—	—	—	—	54
Balance, July 31, 2021	265	$140	$911	$87	$(1,505)	$(822)	$1	$(1,188)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date
	2022	2021 (a)
Operating Activities:
Net Income	$275	$651
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation of Long-lived Assets	106	258
Loss on Extinguishment of Debt	—	105
Share-based Compensation Expense	15	30
Deferred Income Taxes	—	16
Changes in Assets and Liabilities:
Accounts Receivable	55	39
Inventories	(261)	(200)
Accounts Payable, Accrued Expenses and Other	16	(42)
Income Taxes Payable	(69)	(144)
Other Assets and Liabilities	(56)	(140)
Net Cash Provided by Operating Activities	81	573
Investing Activities:
Capital Expenditures	(161)	(178)
Other Investing Activities	(1)	10
Net Cash Used for Investing Activities	(162)	(168)
Financing Activities:
Proceeds from Victoria's Secret & Co. Notes	—	600
Payments of Long-term Debt	—	(1,130)
Repurchases of Common Stock	(1,312)	(1,194)
Dividends Paid	(94)	(42)
Tax Payments related to Share-based Awards	(31)	(56)
Proceeds from Stock Option Exercises	2	76
Other Financing Activities	(11)	(6)
Net Cash Used for Financing Activities	(1,446)	(1,752)
Effects of Exchange Rate Changes on Cash and Cash Equivalents and Restricted Cash	—	2
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(1,527)	(1,345)
Cash and Cash Equivalents and Restricted Cash, Beginning of Period	1,979	3,933
Cash and Cash Equivalents and Restricted Cash, End of Period	$452	$2,588
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
Bath & Body Works, Inc. ("Bath & Body Works" or the "Company") is a specialty retailer of home fragrance, body care and soap and sanitizer products. The Company sells merchandise through its specialty retail stores in the United States of America ("U.S.") and Canada, and through its websites and other channels, under the Bath & Body Works, White Barn and other brand names. The Company's international business is primarily conducted through franchise, license and wholesale partners. The Company operates as and reports a single segment that includes all of its continuing operations.
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
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “second quarter of 2022” and “second quarter of 2021” refer to the thirteen-week periods ended July 30, 2022 and July 31, 2021, respectively. “Year-to-date 2022” and “year-to-date 2021” refer to the twenty-six-week periods ended July 30, 2022 and July 31, 2021, respectively.
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
Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended July 30, 2022 and July 31, 2021 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2021 Annual Report on Form 10-K.
In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments that are of a normal recurring nature and necessary for a fair presentation of the results for the interim periods.
Seasonality of Business
Due to the seasonal variations in the retail industry, the results of operations for the interim periods are not necessarily indicative of the results expected for the full fiscal year.

Cash and Cash Equivalents and Restricted Cash
The following table summarizes the location of the Company's Cash and Cash Equivalents and restricted cash in the Consolidated Balance Sheets as of July 30, 2022, January 29, 2022 and July 31, 2021:

	July 30, 2022	January 29, 2022	July 31, 2021
	(in millions)
Cash and Cash Equivalents	$452	$1,979	$1,695
Current Assets of Discontinued Operations	—	—	893
Total Cash and Cash Equivalents and Restricted Cash	$452	$1,979	$2,588
Derivative Financial Instruments
The Company's Canadian dollar denominated earnings are subject to exchange rate risk as substantially all the Company's merchandise sold in Canada is sourced through U.S. dollar transactions. The Company uses foreign currency forward contracts designated as cash flow hedges to mitigate this foreign currency exposure. Amounts are reclassified from accumulated other comprehensive income (loss) upon sale of the hedged merchandise to the customer. These gains and losses are recognized in Costs of Goods Sold, Buying and Occupancy in the Consolidated Statements of Income. All designated cash flow hedges are recorded on the Consolidated Balance Sheets at fair value. The fair value of designated cash flow hedges is not significant for any period presented. The Company does not use derivative financial instruments for trading purposes.
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
Recently Issued Accounting Pronouncements
The Company did not adopt any new accounting standards in 2022 that had a material impact on its consolidated results of operations, financial position or cash flows. In addition, as of September 2, 2022, there were no new accounting standards that the Company has not yet adopted that are expected to have a material impact on its consolidated results of operations, financial position or cash flows.
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
Under the terms of the Transition Services Agreements, as amended, the Company provides to Victoria's Secret & Co. various services or functions, including human resources, payroll and certain logistics functions. Additionally, Victoria's Secret & Co. provides to the Company various services or functions, including information technology, certain logistics functions, customer marketing and customer call center services. Generally, these services will be performed for a period of up to two years following the Distribution, except for information technology services, which will be provided for a period of up to three years following the Distribution and may be extended for a maximum of two additional one-year periods subject to increased administrative charges. Consideration and costs for the transition services are determined using several billing methodologies as described in the agreements, including customary billing, pass-through billing, percent of sales billing or fixed fee billing. Consideration for transition services provided to Victoria's Secret & Co. are recorded within the 2022 Consolidated Statements of Income based on the nature of the service and as an offset to expenses incurred to provide the services. Costs for transition services provided by Victoria's Secret & Co. are recorded within the 2022 Consolidated Statements of Income based on the nature of the service. During the second quarter of 2022, the Company recognized consideration of $19 million and recognized costs of $20 million pursuant to the Transition Service Agreements. During year-to-date 2022, the Company recognized consideration of $38 million and recognized costs of $40 million pursuant to the Transition Service Agreements.
Under the terms of the Domestic Transportation Services Agreement, the Company provides transportation services for Victoria's Secret & Co. merchandise in the U.S. and Canada for an initial term of three years following the Distribution, which term will thereafter continuously renew unless and until Victoria’s Secret & Co. or the Company elects to terminate the arrangement upon 18 or 36 months’ prior written notice, respectively. Consideration for the transportation services is determined using customary billing and fixed billing methodologies, which are described in the agreement, and are subject to an administrative charge. Consideration for logistics services provided to Victoria's Secret & Co. are recorded within Costs of Goods Sold, Buying and Occupancy in the 2022 Consolidated Statements of Income and as an offset to expenses incurred to provide the services. During the second quarter of 2022, the Company recognized consideration of $21 million pursuant to the Domestic Transportation Services Agreement. During year-to-date 2022, the Company recognized consideration of $39 million pursuant to the Domestic Transportation Services Agreement.
In conjunction with the Separation, the Company has contingent obligations relating to certain lease payments under the current terms of noncancelable leases. For additional information, see Note 12, "Commitments and Contingencies."
Financial Information of Discontinued Operations
Income from Discontinued Operations, Net of Tax in the Consolidated Statements of Income reflects the after-tax results of the Victoria's Secret business and Separation-related fees, and does not include any allocation of general corporate overhead expense or interest expense of the Company. The Company did not report any results from discontinued operations year-to-date 2022.
The following table summarizes the significant line items included in Income from Discontinued Operations, Net of Tax in the second quarter and year-to-date 2021 Consolidated Statements of Income:

	Second Quarter	Year-to-Date
	(in millions)
Net Sales	$1,614	$3,168
Costs of Goods Sold, Buying and Occupancy	(944)	(1,826)
General, Administrative and Store Operating Expenses (a)	(455)	(892)
Interest Expense	(2)	(2)
Other Loss	(1)	(1)
Income from Discontinued Operations Before Income Taxes	212	447
Provision for Income Taxes	53	102
Income from Discontinued Operations, Net of Tax	$159	$345
 _______________
(a)The second quarter of 2021 includes Separation-related costs of $18 million. Year-to-date 2021 includes Separation-related costs of $27 million. Prior to the Separation, these costs were reported in the Other category under the Company's previous segment reporting.

The information presented as discontinued operations on the Consolidated Balance Sheets includes certain assets and liabilities that were transferred to Victoria’s Secret & Co. pursuant to the Separation agreements, and excludes certain liabilities that were retained by the Company in connection with the Separation. There were no assets or liabilities classified as discontinued operations as of July 30, 2022 or January 29, 2022.
In July 2021, Victoria’s Secret & Co., prior to the Separation and while a subsidiary of the Company, issued $600 million of 4.625% notes due in July 2029 (the "Victoria's Secret & Co. Notes"). As of July 31, 2021, the initial proceeds were held in escrow for release to Victoria's Secret & Co. upon satisfaction of certain conditions, including completion of the Separation. The $600 million initial proceeds are included in Current Assets of Discontinued Operations on the July 31, 2021 Consolidated Balance Sheet. The long-term debt is included in Other Long-Term Liabilities of Discontinued Operations on the July 31, 2021 Consolidated Balance Sheet. On August 2, 2021, the Victoria's Secret & Co. Notes became the obligations of Victoria's Secret & Co. concurrent with the Separation.
The following table summarizes the carrying value of the significant classes of assets and liabilities classified as discontinued operations as of July 31, 2021:

(in millions)
Cash and Cash Equivalents	$293
Cash in Escrow related to Victoria's Secret & Co. Spin-Off	600
Accounts Receivable, Net	99
Inventories	745
Other	89
Current Assets of Discontinued Operations	1,826

Property and Equipment, Net	999
Operating Lease Assets	1,513
Trade Names	246
Deferred Income Taxes	11
Other Assets	62
Other Assets of Discontinued Operations	$2,831

Accounts Payable	$379
Accrued Expenses and Other	587
Current Operating Lease Liabilities	332
Income Taxes	2
Current Liabilities of Discontinued Operations	1,300

Deferred Income Taxes	101
Long-term Debt	592
Long-term Operating Lease Liabilities	1,457
Other Long-term Liabilities	20
Other Long-term Liabilities of Discontinued Operations	$2,170
The cash flows related to discontinued operations have not been segregated. Accordingly, the 2021 Consolidated Statement of Cash Flows includes the results of continuing and discontinued operations. The Company did not report any cash flows from discontinued operations year-to-date 2022.
The following table summarizes Depreciation of Long-Lived Assets, Share-based Compensation Expense, Capital Expenditures and Financing Activities of discontinued operations for year-to-date 2021:

(in millions)
Depreciation of Long-Lived Assets	$158
Share-based Compensation Expense	15
Capital Expenditures	(66)
Proceeds from Victoria's Secret & Co. Notes	600

3. Revenue Recognition
Accounts receivable, net from revenue-generating activities were $98 million as of July 30, 2022, $64 million as of January 29, 2022 and $56 million as of July 31, 2021. Accounts receivable primarily relate to amounts due from the Company's franchise, license and wholesale partners. Under these arrangements, payment terms are typically 45 to 75 days.
The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty points and direct channel shipments, which are all impacted by seasonal and holiday-related sales patterns. Deferred revenue, which is recorded within Accrued Expenses and Other on the Consolidated Balance Sheets, was $123 million as of July 30, 2022, $148 million as of January 29, 2022 and $106 million as of July 31, 2021. The Company recognized $76 million as revenue year-to-date 2022 from amounts recorded as deferred revenue at the beginning of the Company's 2022 fiscal year.
The following table provides a disaggregation of Net Sales for the second quarters of and year-to-date 2022 and 2021:

	Second Quarter		Year-to-Date
	2022	2021	2022	2021
	(in millions)
Stores - U.S. and Canada	$1,161	$1,230	$2,220	$2,280
Direct - U.S. and Canada	367	407	684	756
International (a)	90	67	163	137
Total Net Sales	$1,618	$1,704	$3,067	$3,173
 _______________
(a)Results include royalties associated with franchised stores and wholesale sales.
The Company’s net sales outside of the U.S. include sales from Company-operated stores and its e-commerce site in Canada, royalties associated with franchised stores and wholesale sales. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s net sales outside of the U.S. totaled $164 million and $122 million for the second quarters of 2022 and 2021, respectively, and $301 million and $238 million for year-to-date 2022 and 2021, respectively.
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
The following table provides the weighted-average shares utilized for the calculation of basic and diluted earnings per share for the second quarters of and year-to-date 2022 and 2021:

	Second Quarter		Year-to-Date
	2022	2021	2022	2021
	(in millions)
Common Shares	245	288	250	288
Treasury Shares	(15)	(13)	(15)	(11)
Basic Shares	230	275	235	277
Effect of Dilutive Awards	1	5	2	5
Diluted Shares	231	280	237	282
Anti-dilutive Awards (a)	2	1	1	1
 _______________
(a)The awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
Common Stock Share Repurchases
2021 Repurchase Programs
In March 2021, the Board authorized a $500 million share repurchase plan (the "March 2021 Program"), which replaced the $79 million remaining under a March 2018 repurchase program.
In July 2021, the Board authorized a $1.5 billion share repurchase program (the "July 2021 Program"), which replaced the $36 million remaining under the March 2021 Program. Under the authorization of this program, the Company entered into a stock repurchase agreement with its former Chief Executive Officer and certain of his affiliated entities pursuant to which the Company repurchased 10 million shares of its common stock for an aggregate purchase price of $730 million in July 2021.
The Company repurchased the following shares of its common stock during year-to-date 2021:

Repurchase Program	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in millions)	(in thousands)	(in millions)
March 2021 (a)	$500	6,996	$464	$66.30
July 2021 (a)	1,500	10,000	730	73.01
Total		16,996	$1,194
 _______________
(a)Reflects repurchases of L Brands, Inc. common stock prior to the August 2, 2021 spin-off of Victoria's Secret & Co.
Under the July 2021 Program, the Company repurchased an additional 11 million shares of its common stock for an aggregate purchase price of $770 million during the third and fourth quarters of 2021.
2022 Repurchase Program
In February 2022, the Board authorized a new $1.5 billion share repurchase program (the "February 2022 Program"). As part of the February 2022 Program, the Company entered into an accelerated share repurchase program ("ASR") under which the Company repurchased $1 billion of its own outstanding common stock. The delivery of shares under the ASR resulted in an immediate reduction of the Company's outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share. Pursuant to the Board's authorization, the Company made other share repurchases in the open market under the February 2022 Program during 2022.
On February 4, 2022, the Company delivered $1 billion to the ASR bank, and the bank delivered 13.6 million shares of common stock to the Company (the "Initial Shares"). Pursuant to the terms of the ASR, the Initial Shares represented 80% of the number of shares determined by dividing the $1 billion Company payment by the closing price of its common stock on February 2, 2022.
In May 2022, the Company received an additional 6.7 million shares of its common stock from the ASR bank for the final settlement of the ASR. The final number of shares of common stock delivered under the ASR was based generally upon a discount to the average daily Rule 10b-18 volume-weighted average price at which the shares of common stock traded during the regular trading sessions on the NYSE during the term of the repurchase period. In connection with the final settlement, in the second quarter the Company reclassified the $200 million recorded in Paid-in Capital as of April 30, 2022.
The Company repurchased the following shares of its common stock during year-to-date 2022:

Repurchase Program	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in millions)	(in thousands)	(in millions)
February 2022	$1,500	6,401	$312	$48.77
February 2022 - Accelerated Share Repurchase Program		20,295	1,000	49.27
Total		26,696	$1,312
The February 2022 Program had $188 million of remaining authority as of July 30, 2022.
Common Stock Retirement
Shares of common stock repurchased under the July 2021 Program were retired and cancelled upon repurchase. As a result, the Company retired the 10 million shares repurchased under the July 2021 Program in the second quarter of 2021, which resulted in reductions of $5 million in the par value of Common Stock, $32 million in Paid-in Capital and $693 million in Retained Earnings (Accumulated Deficit).
Shares of common stock repurchased under the February 2022 Program were retired and cancelled upon repurchase, including shares repurchased under the ASR. As a result, the Company retired the 27 million shares repurchased under the February 2022 Program during 2022, which resulted in reductions of $13 million in the par value of Common Stock, $87 million in Paid-in Capital and $1.212 billion in Retained Earnings (Accumulated Deficit).
Dividends
The Board suspended the Company's quarterly cash dividend beginning in the second quarter of 2020. In March 2021, the Board reinstated the annual dividend at $0.60 per share, beginning with the quarterly dividend paid in June 2021. In February 2022, the Board increased the annual dividend to $0.80 per share, beginning with the quarterly dividend paid in March 2022.

The Company paid the following dividends during 2022 and 2021:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2022
First Quarter	$0.20	$48
Second Quarter	0.20	46
Total	$0.40	$94
2021
First Quarter	$—	$—
Second Quarter	0.15	42
Total	$0.15	$42
On September 2, 2022, the Company paid the third quarter 2022 ordinary dividend of $0.20 per share to shareholders of record at the close of business on August 19, 2022.
5. Inventories
The following table provides details of Inventories as of July 30, 2022, January 29, 2022 and July 31, 2021:

	July 30, 2022	January 29, 2022	July 31, 2021
	(in millions)
Finished Goods Merchandise	$739	$521	$551
Raw Materials and Merchandise Components	232	188	177
Total Inventories	$971	$709	$728
Inventories are principally valued at the lower of cost or net realizable value, on an average cost basis.
6. Long-Lived Assets
The following table provides details of Property and Equipment, Net as of July 30, 2022, January 29, 2022 and July 31, 2021:

	July 30, 2022	January 29, 2022	July 31, 2021
	(in millions)
Property and Equipment, at Cost	$2,721	$2,583	$2,519
Accumulated Depreciation and Amortization	(1,650)	(1,574)	(1,517)
Property and Equipment, Net	$1,071	$1,009	$1,002

Depreciation expense from continuing operations was $53 million and $51 million for the second quarters of 2022 and 2021, respectively. Depreciation expense from continuing operations was $106 million and $100 million for year-to-date 2022 and 2021, respectively.
7. Equity Investments
The Company has land and other investments in Easton, a planned community in Columbus, Ohio, that integrates office, hotel, retail, residential and recreational space. These investments, totaling $125 million as of July 30, 2022, $126 million as of January 29, 2022 and $119 million as of July 31, 2021, are recorded in Other Assets on the Consolidated Balance Sheets.
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
For the second quarter of 2022, the Company’s effective tax rate was 23.9% compared to 25.1% in the second quarter of 2021. The second quarter of 2022 rate was lower than the Company's combined estimated federal and state statutory rate primarily due to the resolution of certain tax matters during the quarter. The second quarter of 2021 rate was consistent with the Company's combined estimated federal and state statutory rate.
For year-to-date 2022, the Company’s effective tax rate was 21.4% compared to 24.7% year-to-date 2021. The year-to-date 2022 rate was lower than the Company's combined estimated federal and state statutory rate primarily due to the resolution of certain tax matters during the period. The year-to-date 2021 rate was consistent with the Company's combined estimated federal and state statutory rate.
Income taxes paid were $144 million and $320 million for the second quarters of 2022 and 2021, respectively. Income taxes paid were $152 million and $330 million for the year-to-date 2022 and 2021, respectively.
9. Long-term Debt and Borrowing Facilities
The following table provides the Company’s outstanding long-term debt balance, net of unamortized debt issuance costs and discounts, as of July 30, 2022, January 29, 2022 and July 31, 2021:

	July 30, 2022	January 29, 2022	July 31, 2021
	(in millions)
Senior Debt with Subsidiary Guarantee
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	$—	$—	$319
$320 million, 9.375% Fixed Interest Rate Notes due July 2025 ("2025 Notes")	317	316	494
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	282	281	279
$500 million, 5.250% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	497	497	497
$500 million, 7.500% Fixed Interest Rate Notes due June 2029 ("2029 Notes")	490	489	489
$1 billion, 6.625% Fixed Interest Rate Notes due October 2030 ("2030 Notes")	990	990	989
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	993	992	991
$700 million, 6.750% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	694	694	694
Total Senior Debt with Subsidiary Guarantee	$4,263	$4,259	$4,752
Senior Debt
$350 million, 6.950% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$349	$349	$348
$247 million, 7.600% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	246	246	246
Total Senior Debt	595	595	594
Total Long-term Debt	$4,858	$4,854	$5,346
Repurchases of Notes
In September 2021, the Company completed the tender offers to purchase $270 million of its outstanding 2023 Notes and $180 million of its outstanding 2025 Notes for an aggregate purchase price of $532 million. Additionally, in October 2021, the Company redeemed the remaining $50 million of its outstanding 2023 Notes for an aggregate purchase price of $54 million. The Company recognized a pre-tax loss related to this extinguishment of debt of $89 million (after-tax loss of $68 million), which included the write-offs of unamortized issuance costs, in the third quarter of 2021.
In April 2021, the Company redeemed the remaining $285 million of its outstanding 5.625% senior notes due February 2022 and $750 million of its outstanding 6.875% senior secured notes due July 2025. The Company recognized a pre-tax loss related to this extinguishment of debt of $105 million (after-tax loss of $80 million), which included the write-offs of unamortized issuance costs. This loss is included in Other Income (Loss) in the year-to-date 2021 Consolidated Statement of Income.
Asset-backed Revolving Credit Facility
The Company and certain of the Company's 100% owned subsidiaries guarantee and pledge collateral to secure an asset-backed revolving credit facility (“ABL Facility”). The ABL Facility, which allows borrowings and letters of credit in U.S. dollars or Canadian dollars, has aggregate commitments of $750 million and an expiration date in August 2026.
Availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on the Company's eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time the outstanding amount under the ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitment, the Company is required to repay the outstanding amounts under the ABL Facility to the extent of such excess. As of July 30, 2022, the Company's borrowing base was $730 million, and it had no borrowings outstanding under the ABL Facility.
The ABL Facility supports the Company’s letter of credit program. The Company had $16 million of outstanding letters of credit as of July 30, 2022 that reduced its availability under the ABL Facility. As of July 30, 2022, the Company's availability under the ABL Facility was $714 million.
As of July 30, 2022, the ABL Facility fees related to committed and unutilized amounts were 0.25% per annum, and the fees related to outstanding letters of credit were 1.25% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was the London Interbank Offered Rate plus 1.25% per annum. The interest rate on outstanding Canadian dollar-denominated borrowings was the Canadian Dollar Offered Rate plus 1.25% per annum.
The ABL Facility requires the Company to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (i) $70 million or (ii) 10% of the maximum borrowing amount. As of July 30, 2022, the Company was not required to maintain this ratio.
10. Fair Value Measurements
Cash and Cash Equivalents include cash on hand, deposits with financial institutions and highly liquid investments with original maturities of less than 90 days. The Company's Cash and Cash Equivalents are considered Level 1 fair value measurements as they are valued using unadjusted quoted prices in active markets for identical assets.
The following table provides a summary of the principal value and estimated fair value of outstanding publicly traded debt as of July 30, 2022, January 29, 2022 and July 31, 2021:

	July 30, 2022	January 29, 2022	July 31, 2021
	(in millions)
Principal Value	$4,915	$4,915	$5,414
Fair Value, Estimated (a)	4,631	5,493	6,581
  _______________
(a)The estimated fair value of the Company’s publicly traded debt is based on reported transaction prices, which are considered Level 2 inputs in accordance with Accounting Standards Codification ("ASC") 820, Fair Value Measurement. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.
Management believes that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity.
11. Accumulated Other Comprehensive Income
The following tables provide the rollforward of Accumulated Other Comprehensive Income for year-to-date 2022 and 2021:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
(in millions)
Balance as of January 29, 2022	$79	$1	$80
Other Comprehensive Income Before Reclassifications	—	—	—
Amounts Reclassified from Accumulated Other Comprehensive Income	—	—	—
Tax Effect	—	—	—
Current-period Other Comprehensive Income	—	—	—
Balance as of July 30, 2022	$79	$1	$80

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance as of January 30, 2021	$85	$(2)	$83
Other Comprehensive Income (Loss) Before Reclassifications	4	(1)	3
Amounts Reclassified from Accumulated Other Comprehensive Income	—	2	2
Tax Effect	—	(1)	(1)
Current-period Other Comprehensive Income	4	—	4
Balance as of July 31, 2021	$89	$(2)	$87

12. Commitments and Contingencies
The Company is subject to various claims and contingencies related to lawsuits, taxes, insurance, regulatory and other matters arising out of the normal course of business. Actions filed against the Company from time to time include commercial, tort, intellectual property, customer, employment, data privacy, securities and other claims, including purported class action lawsuits. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company’s results of operations, financial position or cash flows.
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
In July 2021, the Company announced the global settlement resolving the Actions. The settlement resolved all derivative claims that have been or could have been asserted in the Actions or that involve in any way the allegations referred to in the Actions and released all such claims against the Company and its past and present employees, officers and directors, among others. As part of the settlement, the Company has agreed to implement certain management and governance measures, including the maintenance of a Diversity, Equity, and Inclusion Council. Following the August 2, 2021 spin-off of Victoria’s Secret & Co., the settlement terms apply to both the Company and Victoria’s Secret & Co. Each company has committed to invest $45 million over at least five years to fund the management and governance measures. In May 2022, the U.S. District Court of the Southern District of Ohio granted final approval of the settlement.
Lease Guarantees
In connection with the spin-off of Victoria's Secret & Co. and the sale of the La Senza business, the Company had remaining contingent obligations of $295 million as of July 30, 2022 related to lease payments under the current terms of noncancelable leases, primarily related to office space, expiring at various dates through 2037. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of these businesses. The Company's reserves related to these obligations were not significant as of July 30, 2022.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Bath & Body Works, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheets of Bath & Body Works, Inc. (the Company) as of July 30, 2022 and July 31, 2021, and the related consolidated statements of income, comprehensive income, and total equity (deficit) for the thirteen and twenty-six week periods ended July 30, 2022 and July 31, 2021, and the consolidated statements of cash flows for the twenty-six week periods ended July 30, 2022 and July 31, 2021, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
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
September 2, 2022

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
•our and our third-party service providers', including Victoria's Secret & Co. during the term of the Transition Services Agreement between us and Victoria's Secret & Co., ability to implement and maintain information technology systems and to protect associated data;
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
We are not under any obligation and do not intend to make publicly available any update or other revisions to any of the forward-looking statements contained in this report to reflect circumstances existing after the date of this report or to reflect the occurrence of future events even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Additional information regarding these and other factors can be found in Item 1A. Risk Factors in our 2021 Annual Report on Form 10-K.
Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") as codified in the ASC. The following information should be read in conjunction with our financial statements and the related notes included in Part 1, Item 1. Financial Statements in this Quarterly Report on Form 10-Q.
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
Executive Overview
In the second quarter of 2022, net sales decreased $86 million, or 5%, to $1.618 billion compared to the second quarter of 2021. In our stores and direct channels, net sales decreased 6% to $1.161 billion, and 10% to $367 million, respectively. These declines compared to 2021 were driven by both a decrease in transactions and lower average dollar sale in both channels. In our international business, net sales increased 35% to $90 million.
In the second quarter of 2022, operating income decreased $142 million, or 37%, to $242 million, from $384 million in the second quarter of 2021, and the operating income rate (expressed as a percentage of sales) decreased to 15.0% from 22.5%. These decreases were primarily due to the decline in net sales, incremental inflationary cost pressures totaling approximately $65 million and increased promotional activity.
For additional information related to our second quarter 2022 financial performance, see “Results of Operations.”

Global Supply Chain and Inflationary Impacts
There continues to be volatility and inflation in the global supply chain. We are continuing to experience increased costs in raw materials, transportation and wage rates. We estimate that our full year 2022 incremental inflation impact could range between $230 million and $240 million, with approximately $50 million to $55 million of pressure expected in the third quarter of 2022. In the second half of 2022, we plan to increase promotional activity compared to the corresponding period last year given the current macro-environment. We expect these pressures to have a negative impact on our gross profit dollars and rate in 2022. Additionally, we are proactively pulling forward the purchase and delivery of certain inventory items to generate capacity during the third quarter of 2022 peak period, which we expect to provide us with additional agility in the second half of 2022.
Information Technology and Other Costs
Subsequent to the completion of the Separation, Victoria’s Secret & Co. has provided technology services and systems to us under a Transition Services Agreement. During the first quarter of 2022, we decided to accelerate the separation of our technology systems, which we now expect to be predominantly completed during 2023. We believe that completing technology separation on this accelerated basis will enable us to more quickly build additional technology capabilities to support our long-term growth.
Further, we expect to incur additional costs related to our Chief Executive Officer transition, including retention for key talent and other associated expenses. We expect these costs, the previously mentioned investments in information technology and increases in store wage rates to have a negative impact on our general, administrative and store operating expenses and rate in 2022.
Profit Improvement Initiatives and Organizational Realignment
We are pursuing a number of initiatives to improve financial performance and better position the organization for long-term growth. These initiatives include organizational changes, additional cost control actions and merchandise margin improvement opportunities. As part of efforts to better position the organization for long-term growth and create organizational efficiencies, we simplified and realigned our operating structure in August 2022. These actions included the elimination of about 130 roles, the majority of which were leadership positions.
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
Adjusted Financial Information from Continuing Operations
In addition to our results provided in accordance with GAAP above and throughout this Quarterly Report on Form 10-Q, provided below are non-GAAP measurements which present net income from continuing operations and earnings from continuing operations per diluted share for year-to-date 2021 on an adjusted basis, which removes a certain special item recorded in the first quarter of 2021. We believe that this special item is not indicative of our ongoing operations due to its size and nature. We use adjusted financial information as key performance measures of results of operations for the purpose of evaluating performance internally. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Instead, we believe that the presentation of adjusted financial information provides additional information to investors to facilitate the comparison of past and present operations. Further, our definitions of adjusted financial information may differ from similarly titled measures used by other companies.

The table below reconciles the year-to-date 2021 GAAP financial measures to the non-GAAP financial measures:

(in millions, except per share amounts)
Reconciliation of Reported Net Income from Continuing Operations to Adjusted Net Income from Continuing Operations
Reported Net Income from Continuing Operations	$306
Loss on Extinguishment of Debt (a)	105
Tax Benefit of Loss on Extinguishment of Debt	(25)
Adjusted Net Income from Continuing Operations	$386

Reconciliation of Reported Earnings from Continuing Operations Per Diluted Share to Adjusted Earnings from Continuing Operations Per Diluted Share
Reported Earnings from Continuing Operations Per Diluted Share	$1.08
Loss on Extinguishment of Debt (a)	0.28
Adjusted Earnings from Continuing Operations Per Diluted Share	$1.37
 ________________
(a)In the first quarter of 2021, we recognized a pre-tax loss of $105 million (after-tax loss of $80 million) due to the early extinguishment of outstanding notes. For additional information, see Note 9, "Long-term Debt and Borrowing Facilities" included in Item 1. Financial Statements.
Company-Operated Store Data
The following table compares Company-operated U.S. store data for the second quarters of 2022 and 2021, as well as year-to-date 2022 and 2021:

	Second Quarter			Year-to-Date
	2022	2021	% Change	2022	2021	% Change
Sales per Average Selling Square Foot	$241	$265	(9%)	$462	$493	(6%)
Sales per Average Store (in thousands)	$658	$709	(7%)	$1,261	$1,320	(4%)
Average Store Size (selling square feet)	2,741	2,689	2%
Total Selling Square Feet (in thousands)	4,574	4,472	2%
The following table represents Company-operated store data for year-to-date 2022:

	Stores			Stores
	January 29, 2022	Opened	Closed	July 30, 2022
United States	1,651	35	(17)	1,669
Canada	104	—	—	104
Total	1,755	35	(17)	1,773

The following table represents Company-operated store data for year-to-date 2021:

	Stores			Stores
	January 30, 2021	Opened	Closed	July 31, 2021
United States	1,633	41	(11)	1,663
Canada	103	—	—	103
Total	1,736	41	(11)	1,766
Partner-Operated Store Data
The following table represents partner-operated store data for year-to-date 2022:

	Stores			Stores
	January 29, 2022	Opened	Closed	July 30, 2022
International	317	31	(1)	347
International - Travel Retail	21	1	—	22
Total International	338	32	(1)	369

The following table represents partner-operated store data for year-to-date 2021:

	Stores			Stores
	January 30, 2021	Opened	Closed	July 31, 2021
International	270	21	(5)	286
International - Travel Retail	18	1	—	19
Total International	288	22	(5)	305

Results of Operations
Second Quarter of 2022 Compared to Second Quarter of 2021
Net Sales
The following table provides Net Sales for the second quarter of 2022 in comparison to the second quarter of 2021:

	2022	2021	% Change
Second Quarter	(in millions)
Stores - U.S. and Canada	$1,161	$1,230	(6%)
Direct - U.S. and Canada	367	407	(10%)
International (a)	90	67	35%
Total Net Sales	$1,618	$1,704	(5%)
 _______________
(a)Results include royalties associated with franchised stores and wholesale sales.

The following table provides a reconciliation of Net Sales for the second quarter of 2022 to the second quarter of 2021:

(in millions)
2021 Net Sales	$1,704
Comparable Store Sales	(110)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	43
Direct Channels	(40)
International Wholesale, Royalty and Other	23
Foreign Currency Translation	(2)
2022 Net Sales	$1,618
For the second quarter of 2022, net sales decreased $86 million to $1.618 billion compared to the second quarter of 2021. Net sales decreased in the stores channel by $69 million, or 6%, primarily due to both a decrease in transactions and lower average dollar sale. Direct net sales decreased $40 million, or 10%, partially due to last year's strong results as well as our customers continuing to select our buy online-pick up in store option (which is recognized as store net sales). These decreases were partially offset by a $23 million, or 35%, increase in international net sales primarily due to the new stores opened by our partners as well as timing of wholesale shipments.
Gross Profit
For the second quarter of 2022, our gross profit decreased $168 million to $660 million, and our gross profit rate (expressed as a percentage of net sales) decreased to 40.8% from 48.6%. Gross profit decreased due to the decline in net sales and a decline in merchandise margin dollars as a result of a significant decrease in our merchandise margin rate due to continued inflationary cost pressures and increased promotional activity. Additionally, our occupancy expenses increased as a result of direct channel fulfillment expenses and our investments in store real estate.
The gross profit rate decline was driven by a significant decrease in the merchandise margin rate and buying and occupancy expense deleverage due to lower net sales.
General, Administrative and Store Operating Expenses
For the second quarter of 2022, our general, administrative and store operating expenses decreased $26 million to $418 million, and the rate (expressed as a percentage of net sales) decreased to 25.8% from 26.1%. The general, administrative and store operating expenses and rate decreased primarily due to lower home office and stores bonus expense related to business performance, as well as certain legal fees and other discrete items totaling approximately $20 million that were incurred in the second quarter of 2021.

Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the second quarters of 2022 and 2021:

Second Quarter	2022	2021
Average daily borrowings (in millions)	$4,915	$5,414
Average borrowing rate	7.0%	7.3%
For the second quarter of 2022, our interest expense decreased $11 million to $86 million due to lower average daily borrowings and a lower average borrowing rate.
Provision for Income Taxes
For the second quarter of 2022, our effective tax rate was 23.9% compared to 25.1% in the second quarter of 2021. The second quarter of 2022 rate was lower than our combined estimated federal and state statutory rate primarily due to the resolution of certain tax matters during the quarter. The second quarter of 2021 rate was consistent with our combined estimated federal and state statutory rate.
Results of Operations
Year-to-Date 2022 Compared to Year-to-Date 2021
For year-to-date 2022, operating income decreased $199 million to $522 million, from $721 million year-to-date 2021, and the operating income rate (expressed as a percentage of sales) decreased to 17.0% from 22.7%. The drivers of the year-to-date operating income results are discussed in the following sections.
Net Sales
The following table provides Net Sales for year-to-date 2022 in comparison to year-to-date 2021:

	2022	2021	% Change
Year-to-Date	(in millions)
Stores - U.S. and Canada	$2,220	$2,280	(3%)
Direct - U.S. and Canada	684	756	(10%)
International (a)	163	137	19%
Total Net Sales	$3,067	$3,173	(3%)
 _______________
(a)Results include royalties associated with franchised stores and wholesale sales.

The following table provides a reconciliation of Net Sales for year-to-date 2022 to year-to-date 2021:

(in millions)
2021 Net Sales	$3,173
Comparable Store Sales	(149)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	91
Direct Channels	(72)
International Wholesale, Royalty and Other	26
Foreign Currency Translation	(2)
2022 Net Sales	$3,067
For year-to-date 2022, net sales decreased $106 million to $3.067 billion compared to year-to-date 2021. Net sales decreased in the stores channel by $60 million, or 3%, primarily due to both a decrease in transactions and lower average dollar sale, partially offset by higher 2022 net sales in Canada due to the COVID-19-related store closures in 2021. Direct net sales decreased $72 million, or 10%, due to last year's strong results as well as our customers continuing to select our buy online-pick up in store option, partially offset by increased net sales in the Canada Direct business which launched in the third quarter of 2021. International net sales increased by $26 million, or 19%, primarily due to the new stores opened by our partners as well as timing of wholesale shipments.
Further, we estimate that year-to-date 2021 total Company net sales benefited by approximately $50 million related to government stimulus payments, which did not reoccur in year-to-date 2022.

Gross Profit
For year-to-date 2022, our gross profit decreased $242 million to $1.328 billion, and our gross profit rate (expressed as a percentage of net sales) decreased to 43.3% from 49.5%. Gross profit decreased due to the decline in net sales and a decline in merchandise margin dollars as a result of a significant decrease in our merchandise margin rate due to continued inflationary cost pressures and increased promotional activity. Additionally, our occupancy expenses increased as a result of direct channel fulfillment expenses and our investments in store real estate.
The gross profit rate decline was driven by a significant decrease in the merchandise margin rate and buying and occupancy expense deleverage due to lower net sales.
General, Administrative and Store Operating Expenses
For year-to-date 2022, our general, administrative and store operating expenses decreased $43 million to $806 million, and the rate (expressed as a percentage of net sales) decreased to 26.3% from 26.7%. The general, administrative and store operating expenses and rate decreased primarily due to lower home office and stores bonus expense related to business performance, charitable contributions made in the first quarter of 2021, as well as certain legal fees and other discrete items totaling approximately $20 million that were incurred in the second quarter of 2021.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for year-to-date 2022 and 2021:

Year-to-Date	2022	2021
Average daily borrowings (in millions)	$4,915	$5,803
Average borrowing rate	7.1%	7.2%
For year-to-date 2022, our interest expense decreased $35 million to $175 million due to lower average daily borrowings and a lower average borrowing rate.
Other Income (Loss)
For year-to-date 2021, our other loss was $105 million due to the $105 million pre-tax loss associated with the early extinguishment of outstanding notes.
Provision for Income Taxes
For year-to-date 2022, our effective tax rate was 21.4% compared to 24.7% year-to-date 2021. The year-to-date 2022 rate was lower than our combined estimated federal and state statutory rate primarily due to the resolution of certain tax matters during the period. The year-to-date 2021 rate was consistent with our combined estimated federal and state statutory rate.

FINANCIAL CONDITION
Liquidity and Capital Resources
Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements and capital expenditures. Our cash provided from operations is impacted by our net income and working capital changes. Our net income is impacted by, among other things, sales volume, seasonal sales patterns, success of new product introductions, profit margins and income taxes. Historically, our sales are higher during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the summer and fall months as inventory builds in anticipation of the holiday period. Our cash and cash equivalents held by foreign subsidiaries were $104 million as of July 30, 2022.
We believe that our current cash position, our cash flow generated from operations and our borrowing capacity under our asset-backed revolving credit facility (“ABL Facility”) will be sufficient to meet our liquidity needs, including capital expenditure requirements, for at least the next twelve months.

Working Capital and Capitalization
The following table provides a summary of our working capital position and capitalization as of July 30, 2022, January 29, 2022 and July 31, 2021:

	July 30, 2022	January 29, 2022	July 31, 2021
	(in millions)
Working Capital, Net of Assets and Liabilities from Discontinued Operations (a)	$496	$1,719	$1,363
Capitalization:
Long-term Debt (a)	4,858	4,854	5,346
Shareholders’ Equity (Deficit)	(2,663)	(1,518)	(1,189)
Total Capitalization	$2,195	$3,336	$4,157
Amounts Available Under the ABL Facility (b)	$714	$479	$—
 _______________
(a)The balance as of July 31, 2021 excludes the carrying value of assets and liabilities reported as discontinued operations on the Consolidated Balance Sheet.
(b)As of July 30, 2022, our borrowing base was $730 million and we had outstanding letters of credit, which reduce our availability under the ABL Facility, of $16 million. As of January 29, 2022, our borrowing base was $495 million and we had outstanding letters of credit of $16 million. As of July 31, 2021, we were unable to draw upon the ABL Facility as our consolidated cash balance exceeded $350 million. In August 2021, we entered into an amendment and restatement of the ABL Facility to, among other things, remove the requirement to prepay outstanding amounts under the ABL Facility should our consolidated cash balance exceed $350 million.
Cash Flows
The cash flows related to discontinued operations have not been segregated. Accordingly, the 2021 Consolidated Statement of Cash Flows include the results of continuing and discontinued operations. We did not report any cash flows from discontinued operations year-to-date 2022.
The following table provides a summary of our cash flow activity during year-to-date 2022 and 2021:

	2022	2021
	(in millions)
Cash and Cash Equivalents and Restricted Cash, Beginning of Period	$1,979	$3,933
Net Cash Flows Provided by Operating Activities	81	573
Net Cash Flows Used for Investing Activities	(162)	(168)
Net Cash Flows Used for Financing Activities	(1,446)	(1,752)
Effects of Exchange Rate Changes on Cash and Cash Equivalents and Restricted Cash	—	2
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(1,527)	(1,345)
Cash and Cash Equivalents and Restricted Cash, End of Period	$452	$2,588
Operating Activities
Net cash provided by operating activities in 2022 was $81 million, including net income of $275 million. Net income included depreciation of $106 million and share-based compensation expense of $15 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal changes in Inventories, Income Taxes Payable, Accounts Receivable, and the change in Other Assets and Liabilities. Additionally, we proactively pulled forward the purchase and delivery of certain Inventory items to generate capacity during the third quarter of 2022 peak period, which we expect to provide us with additional agility in the second half of 2022.
Net cash provided by operating activities in 2021 was $573 million, including total net income of $651 million (which included Income from Discontinued Operations, Net of Tax of $345 million). Net income included depreciation of $258 million (which included $158 million related to the Victoria's Secret business classified as discontinued operations), loss on extinguishment of debt of $105 million, share-based compensation expense of $30 million (which included $15 million related to the Victoria's Secret business classified as discontinued operations), and deferred tax expense of $16 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal changes in Inventories and Income Taxes Payable, and the change in Other Assets and Liabilities.

Investing Activities
Net cash used for investing activities in 2022 was $162 million primarily related to capital expenditures. The capital expenditures included $72 million related to new non-mall stores and remodels, $46 million for our new Company-operated direct channel fulfillment center and $18 million related to information technology projects.
Net cash used for investing activities in 2021 was $168 million consisting primarily of capital expenditures of $178 million, partially offset by proceeds from other investing activities of $10 million. The capital expenditures included $75 million related to the completion of North American Bath & Body Works real estate projects. Remaining capital expenditures, which included $66 million related to the Victoria's Secret business classified as discontinued operations, were primarily related to technology and logistics to support growth and capabilities.
We estimate full year 2022 capital expenditures to be approximately $400 million. We are continuing our investments in the remodeling and opening of new off-mall stores. We are forecasting approximately 100 new off-mall North American stores which, together with our planned remodels, are expected to result in net square footage growth of about 6% for full year 2022. Additionally, we are investing in technology, distribution and logistics capabilities to support our growth.
Financing Activities
Net cash used for financing activities in 2022 was $1.446 billion consisting of $1.312 billion in payments for share repurchases, including the payment of $1 billion related to our accelerated share repurchase program ("ASR"), dividend payments of $0.40 per share, or $94 million, and $31 million of tax payments related to share-based awards.
Net cash used for financing activities in 2021 was $1.752 billion consisting primarily of payments of $1.194 billion for share repurchases, $1.130 billion in payments for the early extinguishment of outstanding notes, $56 million of tax payments related to share-based awards and dividend payments of $0.15 per share, or $42 million. These decreases were partially offset by the $600 million initial proceeds from the Victoria's Secret & Co. Notes classified as discontinued operations, and proceeds from stock option exercises of $76 million.
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
2021 Repurchase Programs
In March 2021, the Board authorized a $500 million share repurchase plan (the "March 2021 Program"), which replaced the $79 million remaining under a March 2018 repurchase program.
In July 2021, the Board authorized a $1.5 billion share repurchase program (the "July 2021 Program"), which replaced the $36 million remaining under the March 2021 Program. Under the authorization of this program, we entered into a stock repurchase agreement with our former Chief Executive Officer and certain of his affiliated entities pursuant to which we repurchased 10 million shares of our common stock for an aggregate purchase price of $730 million in July 2021.
We repurchased the following shares of our common stock during year-to-date 2021:

Repurchase Program	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in millions)	(in thousands)	(in millions)
March 2021 (a)	$500	6,996	$464	$66.30
July 2021 (a)	1,500	10,000	730	73.01
Total		16,996	$1,194
 _______________
(a)Reflects repurchases of L Brands, Inc. common stock prior to the August 2, 2021 spin-off of Victoria's Secret & Co.
Under the July 2021 Program, we repurchased an additional 11 million shares of our common stock for an aggregate purchase price of $770 million during the third and fourth quarters of 2021.
2022 Repurchase Program
In February 2022, the Board authorized a new $1.5 billion share repurchase program (the "February 2022 Program"). As part of the February 2022 Program, we entered into the ASR under which we repurchased $1 billion of our own outstanding common stock. The delivery of shares under the ASR resulted in an immediate reduction of our outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share. Pursuant to the Board's authorization, we made other share repurchases in the open market under the February 2022 Program during 2022.
On February 4, 2022, we delivered $1 billion to the ASR bank, and the bank delivered 13.6 million shares of common stock to us (the "Initial Shares"). Pursuant to the terms of the ASR, the Initial Shares represented 80% of the number of shares determined by dividing the $1 billion Company payment by the closing price of our common stock on February 2, 2022.
In May 2022, we received an additional 6.7 million shares of our common stock from the ASR bank for the final settlement of the ASR. The final number of shares of common stock delivered under the ASR was based generally upon a discount to the average daily Rule 10b-18 volume-weighted average price at which the shares of common stock traded during the regular trading sessions on the NYSE during the term of the repurchase period. In connection with the final settlement, in the second quarter we reclassified the $200 million recorded in Paid-in Capital as of April 30, 2022.
We repurchased the following shares of our common stock during year-to-date 2022:

Repurchase Program	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in millions)	(in thousands)	(in millions)
February 2022	$1,500	6,401	$312	$48.77
February 2022 - Accelerated Share Repurchase Program		20,295	1,000	49.27
Total		26,696	$1,312
The February 2022 Program had $188 million of remaining authority as of July 30, 2022.
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
We paid the following dividends during 2022 and 2021:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2022
First Quarter	$0.20	$48
Second Quarter	0.20	46
Total	$0.40	$94
2021
First Quarter	$—	$—
Second Quarter	0.15	42
Total	$0.15	$42
On September 2, 2022, we paid the third quarter 2022 ordinary dividend of $0.20 per share to shareholders of record at the close of business on August 19, 2022.

Long-term Debt and Borrowing Facilities
The following table provides our outstanding long-term debt balance, net of unamortized debt issuance costs and discounts, as of July 30, 2022, January 29, 2022 and July 31, 2021:

	July 30, 2022	January 29, 2022	July 31, 2021
	(in millions)
Senior Debt with Subsidiary Guarantee
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	$—	$—	$319
$320 million, 9.375% Fixed Interest Rate Notes due July 2025 ("2025 Notes")	317	316	494
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	282	281	279
$500 million, 5.250% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	497	497	497
$500 million, 7.500% Fixed Interest Rate Notes due June 2029 ("2029 Notes")	490	489	489
$1 billion, 6.625% Fixed Interest Rate Notes due October 2030 ("2030 Notes")	990	990	989
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	993	992	991
$700 million, 6.750% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	694	694	694
Total Senior Debt with Subsidiary Guarantee	$4,263	$4,259	$4,752
Senior Debt
$350 million, 6.950% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$349	$349	$348
$247 million, 7.600% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	246	246	246
Total Senior Debt	595	595	594
Total Long-term Debt	$4,858	$4,854	$5,346
Repurchases of Notes
In September 2021, we completed the tender offers to purchase $270 million of our outstanding 2023 Notes and $180 million of our outstanding 2025 Notes for an aggregate purchase price of $532 million. Additionally, in October 2021, we redeemed the remaining $50 million of our outstanding 2023 Notes for an aggregate purchase price of $54 million. We recognized a pre-tax loss related to this extinguishment of debt of $89 million (after-tax loss of $68 million), which included the write-offs of unamortized issuance costs, in the third quarter of 2021.
In April 2021, we redeemed the remaining $285 million of our outstanding 5.625% senior notes due February 2022 and $750 million of our outstanding 6.875% senior secured notes due July 2025. We recognized a pre-tax loss related to this extinguishment of debt of $105 million (after-tax loss of $80 million), which included the write-offs of unamortized issuance costs. This loss is included in Other Income (Loss) in the year-to-date 2021 Consolidated Statement of Income.
Asset-backed Revolving Credit Facility
We and certain of our 100% owned subsidiaries guarantee and pledge collateral to secure our ABL Facility. The ABL Facility, which allows borrowings and letters of credit in U.S. dollars or Canadian dollars, has aggregate commitments of $750 million and an expiration date in August 2026.
Availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on our eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time the outstanding amount under the ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitment, we are required to repay the outstanding amounts under the ABL Facility to the extent of such excess. As of July 30, 2022, our borrowing base was $730 million, and we had no borrowings outstanding under the ABL Facility.
The ABL Facility supports our letter of credit program. We had $16 million of outstanding letters of credit as of July 30, 2022 that reduced our availability under the ABL Facility. As of July 30, 2022, our availability under the ABL Facility was $714 million.
As of July 30, 2022, the ABL Facility fees related to committed and unutilized amounts were 0.25% per annum, and the fees related to outstanding letters of credit were 1.25% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was the London Interbank Offered Rate plus 1.25% per annum. The interest rate on outstanding Canadian dollar-denominated borrowings was the Canadian Dollar Offered Rate plus 1.25% per annum.

The ABL Facility requires us to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (i) $70 million or (ii) 10% of the maximum borrowing amount. As of July 30, 2022, we were not required to maintain this ratio.
Credit Ratings
The following table provides our credit ratings as of July 30, 2022:

	Moody’s	S&P
Corporate	Ba2	BB
Senior Unsecured Debt with Subsidiary Guarantee	Ba2	BB
Senior Unsecured Debt	B1	B+
Outlook	Positive	Stable
Subsequent to July 30, 2022, Moody's changed our outlook to Stable.
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
The Notes are fully and unconditionally guaranteed on a joint and several basis by certain of our wholly-owned subsidiaries, including certain subsidiaries that also guarantee our obligations under certain of our senior secured credit facilities (such guarantees, the “Guarantees”; and, such guaranteeing subsidiaries, the “Subsidiary Guarantors”). The Guarantees of the Subsidiary Guarantors are subject to release in limited circumstances only upon the occurrence of certain customary conditions. Each Guarantee is limited, by its terms, to an amount not to exceed the maximum amount that can be guaranteed by the applicable Subsidiary Guarantor subject to avoidance under applicable fraudulent conveyance provisions of U.S. and non-U.S. law.
The following tables set forth summarized financial information for the Parent Company and the Subsidiary Guarantors, on a combined basis after elimination of (i) intercompany transactions and balances among the Parent Company and the Subsidiary Guarantors and (ii) investments in and equity in the earnings of non-Guarantor subsidiaries.

SUMMARIZED BALANCE SHEETS	July 30, 2022	January 29, 2022
	(in millions)
ASSETS
Current Assets (a)	$2,115	$3,365
Noncurrent Assets	2,498	2,481

LIABILITIES
Current Liabilities (b)	$2,912	$2,956
Noncurrent Liabilities (c)	6,166	6,155
 _______________
(a)Includes amounts due from non-Guarantor subsidiaries of $565 million and $530 million as of July 30, 2022 and January 29, 2022, respectively.
(b)Includes amounts due to non-Guarantor subsidiaries of $1.899 billion and $1.927 billion as of July 30, 2022 and January 29, 2022, respectively.
(c)Includes amounts due to non-Guarantor subsidiaries of $5 million as of both July 30, 2022 and January 29, 2022.

YEAR-TO-DATE SUMMARIZED STATEMENT OF INCOME
2022
(in millions)
Net Sales (a)	$2,978
Gross Profit	1,232
Operating Income	474
Income Before Income Taxes	300
Net Income (b)	235
 _______________
(a)Includes net sales of $114 million to non-Guarantor subsidiaries.
(b)Includes net loss of $2 million related to transactions with non-Guarantor subsidiaries.
Contingent Liabilities and Contractual Obligations
Lease Guarantees
In connection with the spin-off of Victoria's Secret & Co. and the sale of the La Senza business, we had remaining contingent obligations of $295 million as of July 30, 2022 related to lease payments under the current terms of noncancelable leases, primarily related to office space, expiring at various dates through 2037. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of these businesses. Our reserves related to these obligations were not significant as of July 30, 2022.
Contractual Obligations
Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other long-term obligations. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. There have been no material changes in our contractual obligations subsequent to January 29, 2022, as discussed in “Contingent Liabilities and Contractual Obligations” in our 2021 Annual Report on Form 10-K. Certain of our contractual obligations may fluctuate during the normal course of business (primarily changes in our merchandise inventory-related purchase obligations which fluctuate throughout the year as a result of the seasonal nature of our business).
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
We did not adopt any new accounting standards in 2022 that had a material impact on our consolidated results of operations, financial position or cash flows. In addition, as of September 2, 2022, there were no new accounting standards that we have not yet adopted that are expected to have a material impact on our consolidated results of operations, financial position or cash flows.
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
All of our long-term debt as of July 30, 2022 has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. Our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows.
Fair Value of Financial Instruments
As of July 30, 2022, we believe that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity.
The following table provides a summary of the principal value and estimated fair value of outstanding publicly traded debt as of July 30, 2022, January 29, 2022 and July 31, 2021:

	July 30, 2022	January 29, 2022	July 31, 2021
	(in millions)
Principal Value	$4,915	$4,915	$5,414
Fair Value, Estimated (a)	4,631	5,493	6,581
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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS
We are a defendant in a variety of lawsuits arising in the ordinary course of business. Actions filed against our Company from time to time include commercial, tort, intellectual property, customer, employment, data privacy, securities and other claims, including purported class action lawsuits. Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, our current legal proceedings are not expected to have a material adverse effect on our results of operations, financial position or cash flows.
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
In July 2021, we announced the global settlement resolving the Actions. The settlement resolved all derivative claims that have been or could have been asserted in the Actions or that involve in any way the allegations referred to in the Actions and released all such claims against us and our past and present employees, officers and directors, among others. As part of the settlement, we have agreed to implement certain management and governance measures, including the maintenance of a Diversity, Equity, and Inclusion Council. Following the August 2, 2021 spin-off of Victoria’s Secret & Co., the settlement terms apply to both us and Victoria’s Secret & Co. Each company has committed to invest $45 million over at least five years to fund the management and governance measures. In May 2022, the U.S. District Court of the Southern District of Ohio granted final approval of the settlement.
Item 1A.    RISK FACTORS
The risk factors that affect our business and financial results are discussed in Item 1A. Risk Factors in our 2021 Annual Report on Form 10-K. We wish to caution the reader that the risk factors discussed in Item 1A. Risk Factors in our 2021 Annual Report on Form 10-K and those described elsewhere in this report or other SEC filings, could cause actual results to differ materially from those stated in any forward-looking statements.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides our repurchases of our common stock during the second quarter of 2022:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
May 2022	8,059	$33.14	7,960	$202,473
June 2022	394	37.54	392	187,775
July 2022	1	26.99	—	187,775
Total	8,454		8,352
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
(c)For additional share repurchase program information, see Note 4, “Earnings Per Share and Shareholders' Equity (Deficit)” included in Part 1, Item 1. Financial Statements.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

Item 5.    OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibits
10.1	Bath & Body Works, Inc. Associate Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated May 13, 2022).

10.2
Transition & General Release Agreement, dated as of May 4, 2022, by and between Bath & Body Works, Inc. and Andrew M. Meslow (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated May 5, 2022).

10.3	Executive Severance Agreement, dated as of May 13, 2022, by and between Bath & Body Works, Inc. and Wendy C. Arlin.

10.4	Executive Severance Agreement, dated as of May 13, 2022, by and between Bath & Body Works, Inc. and Deon N. Riley.

10.5	Executive Severance Agreement, dated as of May 13, 2022, by and between Bath & Body Works, Inc. and Julie B. Rosen.

10.6	Executive Retention Agreement, dated as of May 13, 2022, by and between Bath & Body Works, Inc. and Wendy C. Arlin.

10.7	Executive Retention Agreement, dated as of May 13, 2022, by and between Bath & Body Works, Inc. and Deon N. Riley.

10.8	Executive Retention Agreement, dated as of May 13, 2022, by and between Bath & Body Works, Inc. and Julie B. Rosen.

10.9*	Amendment No. 1 to L Brands to VS Transition Services Agreement between Bath & Body Works, Inc. and Victoria’s Secret & Co., dated as of July 20, 2022.

10.10*	Amendment No. 1 to VS to L Brands Transition Services Agreement between Bath & Body Works, Inc. and Victoria’s Secret & Co., dated as of July 20, 2022.

15	Letter regarding Unaudited Interim Financial Information regarding Incorporation of Report of Independent Registered Public Accounting Firm.

22	List of Guarantor Subsidiaries.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the Securities and Exchange Commission.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BATH & BODY WORKS, INC.
(Registrant)
By:	/s/ WENDY C. ARLIN
Wendy C. Arlin Executive Vice President and Chief Financial Officer *
Date: September 2, 2022
*    Ms. Arlin is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.