Form 10-Q
period 2022-10-29
Bath & Body Works, Inc.
filed 2022-11-30
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2022
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
As of November 25, 2022, the number of outstanding shares of the Registrant’s common stock was 228,414,615 shares.

BATH & BODY WORKS, INC.

*
The Company's fiscal year ends on the Saturday nearest to January 31. As used herein, “third quarter of 2022” and “third quarter of 2021” refer to the thirteen-week periods ended October 29, 2022 and October 30, 2021, respectively, and “year-to-date 2022” and “year-to-date 2021” refer to the thirty-nine-week periods ended October 29, 2022 and October 30, 2021, respectively.

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(Unaudited)

	Third Quarter		Year-to-Date
	2022	2021	2022	2021
Net Sales	$1,604	$1,681	$4,672	$4,854
Costs of Goods Sold, Buying and Occupancy	(926)	(842)	(2,666)	(2,445)
Gross Profit	678	839	2,006	2,409
General, Administrative and Store Operating Expenses	(476)	(430)	(1,282)	(1,279)
Operating Income	202	409	724	1,130
Interest Expense	(86)	(91)	(262)	(301)
Other Income (Loss)	3	(91)	7	(196)
Income from Continuing Operations Before Income Taxes	119	227	469	633
Provision for Income Taxes	28	50	103	150
Net Income from Continuing Operations	91	177	366	483
Income (Loss) from Discontinued Operations, Net of Tax	—	(89)	—	256
Net Income	$91	$88	$366	$739

Net Income (Loss) per Basic Share
Continuing Operations	$0.40	$0.67	$1.57	$1.77
Discontinued Operations	—	(0.34)	—	0.94
Total Net Income per Basic Share	$0.40	$0.33	$1.57	$2.71

Net Income (Loss) per Diluted Share
Continuing Operations	$0.40	$0.66	$1.56	$1.74
Discontinued Operations	—	(0.33)	—	0.92
Total Net Income per Diluted Share	$0.40	$0.33	$1.56	$2.67
BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Third Quarter		Year-to-Date
	2022	2021	2022	2021
Net Income	$91	$88	$366	$739
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(4)	1	(4)	4
Unrealized Gain (Loss) on Cash Flow Hedges	3	(1)	3	(1)
Reclassification of Cash Flow Hedges to Earnings	—	1	—	2
Total Other Comprehensive Income (Loss), Net of Tax	(1)	1	(1)	5
Total Comprehensive Income	$90	$89	$365	$744

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value amounts)

	October 29, 2022	January 29, 2022	October 30, 2021
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$295	$1,979	$1,441
Accounts Receivable, Net	242	240	242
Inventories	1,269	709	1,149
Other	142	81	153
Total Current Assets	1,948	3,009	2,985
Property and Equipment, Net	1,121	1,009	1,017
Operating Lease Assets	1,074	1,021	1,023
Goodwill	628	628	628
Trade Names	165	165	165
Deferred Income Taxes	41	45	62
Other Assets	156	149	151
Total Assets	$5,133	$6,026	$6,031
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$632	$435	$655
Accrued Expenses and Other	645	651	636
Current Operating Lease Liabilities	175	170	143
Income Taxes	—	34	1
Total Current Liabilities	1,452	1,290	1,435
Deferred Income Taxes	158	157	146
Long-term Debt	4,860	4,854	4,852
Long-term Operating Lease Liabilities	1,039	989	993
Other Long-term Liabilities	232	253	280
Shareholders’ Equity (Deficit):
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	—	—	—
Common Stock - $0.50 par value; 1,000 shares authorized; 243, 269 and 275 shares issued; 228, 254 and 260 shares outstanding, respectively	122	134	137
Paid-in Capital	801	893	904
Accumulated Other Comprehensive Income	79	80	80
Retained Earnings (Accumulated Deficit)	(2,789)	(1,803)	(1,975)
Less: Treasury Stock, at Average Cost; 15, 15 and 15 shares, respectively	(822)	(822)	(822)
Total Shareholders’ Equity (Deficit)	(2,609)	(1,518)	(1,676)
Noncontrolling Interest	1	1	1
Total Equity (Deficit)	(2,608)	(1,517)	(1,675)
Total Liabilities and Equity (Deficit)	$5,133	$6,026	$6,031

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions, except per share amounts)
(Unaudited)

Third Quarter 2022

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, July 30, 2022	228	$122	$791	$80	$(2,834)	$(822)	$1	$(2,662)
Net Income	—	—	—	—	91	—	—	91
Other Comprehensive Loss	—	—	—	(1)	—	—	—	(1)
Total Comprehensive Income	—	—	—	(1)	91	—	—	90
Cash Dividends ($0.20 per share)	—	—	—	—	(46)	—	—	(46)
Share-based Compensation and Other	—	—	10	—	—	—	—	10
Balance, October 29, 2022	228	$122	$801	$79	$(2,789)	$(822)	$1	$(2,608)

Third Quarter 2021

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, July 31, 2021	265	$140	$911	$87	$(1,505)	$(822)	$1	$(1,188)
Net Income	—	—	—	—	88	—	—	88
Other Comprehensive Income	—	—	—	1	—	—	—	1
Total Comprehensive Income	—	—	—	1	88	—	—	89
Victoria's Secret Spin-Off	—	—	—	(8)	(175)	—	—	(183)
Cash Dividends ($0.15 per share)	—	—	—	—	(39)	—	—	(39)
Repurchases of Common Stock	(5)	—	—	—	—	(365)	—	(365)
Treasury Share Retirement	—	(3)	(18)	—	(344)	365	—	—
Share-based Compensation and Other	—	—	11	—	—	—	—	11
Balance, October 30, 2021	260	$137	$904	$80	$(1,975)	$(822)	$1	$(1,675)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions, except per share amounts)
(Unaudited)

Year-to-Date 2022

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, January 29, 2022	254	$134	$893	$80	$(1,803)	$(822)	$1	$(1,517)
Net Income	—	—	—	—	366	—	—	366
Other Comprehensive Loss	—	—	—	(1)	—	—	—	(1)
Total Comprehensive Income	—	—	—	(1)	366	—	—	365
Cash Dividends ($0.60 per share)	—	—	—	—	(140)	—	—	(140)
Repurchases of Common Stock	(7)	—	—	—	—	(312)	—	(312)
Accelerated Share Repurchase Program	(20)	—	—	—	—	(1,000)	—	(1,000)
Treasury Share Retirement	—	(13)	(87)	—	(1,212)	1,312	—	—
Share-based Compensation and Other	1	1	(5)	—	—	—	—	(4)
Balance, October 29, 2022	228	$122	$801	$79	$(2,789)	$(822)	$1	$(2,608)

Year-to-Date 2021

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, January 30, 2021	278	$143	$891	$83	$(1,421)	$(358)	$1	$(661)
Net Income	—	—	—	—	739	—	—	739
Other Comprehensive Income	—	—	—	5	—	—	—	5
Total Comprehensive Income	—	—	—	5	739	—	—	744
Victoria's Secret Spin-Off	—	—	—	(8)	(175)	—	—	(183)
Cash Dividends ($0.30 per share)	—	—	—	—	(81)	—	—	(81)
Repurchases of Common Stock	(22)	—	—	—	—	(1,559)	—	(1,559)
Treasury Share Retirement	—	(8)	(50)	—	(1,037)	1,095	—	—
Share-based Compensation and Other	4	2	63	—	—	—	—	65
Balance, October 30, 2021	260	$137	$904	$80	$(1,975)	$(822)	$1	$(1,675)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date
	2022	2021 (a)
Operating Activities:
Net Income	$366	$739
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation of Long-lived Assets	162	310
Loss on Extinguishment of Debt	—	195
Share-based Compensation Expense	26	38
Deferred Income Taxes	1	19
Changes in Assets and Liabilities:
Accounts Receivable	(3)	(61)
Inventories	(563)	(617)
Accounts Payable, Accrued Expenses and Other	185	132
Income Taxes Payable	(57)	(149)
Other Assets and Liabilities	(50)	(159)
Net Cash Provided by Operating Activities	67	447
Investing Activities:
Capital Expenditures	(252)	(241)
Other Investing Activities	—	13
Net Cash Used for Investing Activities	(252)	(228)
Financing Activities:
Payments of Long-term Debt	—	(1,716)
Proceeds from Spin-Off of Victoria's Secret & Co.	—	976
Transfers and Payments to Victoria's Secret & Co. related to Spin-Off	(9)	(362)
Repurchases of Common Stock	(1,312)	(1,544)
Dividends Paid	(140)	(81)
Tax Payments related to Share-based Awards	(32)	(58)
Proceeds from Stock Option Exercises	2	81
Other Financing Activities	(8)	(9)
Net Cash Used for Financing Activities	(1,499)	(2,713)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	2
Net Decrease in Cash and Cash Equivalents	(1,684)	(2,492)
Cash and Cash Equivalents, Beginning of Period	1,979	3,933
Cash and Cash Equivalents, End of Period	$295	$1,441
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
Bath & Body Works, Inc. (the "Company") is a specialty retailer of home fragrance, body care and soap and sanitizer products. The Company sells merchandise through its specialty retail stores in the United States of America ("U.S.") and Canada, and through its websites and other channels, under the Bath & Body Works, White Barn and other brand names. The Company's international business is primarily conducted through franchise, license and wholesale partners. The Company operates as and reports a single segment that includes all of its continuing operations.
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
On August 2, 2021, in connection with the Separation, the Company changed its name from L Brands, Inc. to Bath & Body Works, Inc. Additionally, starting August 3, 2021, the Company's common stock began trading on the New York Stock Exchange (the "NYSE") under the stock symbol "BBWI."
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
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “third quarter of 2022” and “third quarter of 2021” refer to the thirteen-week periods ended October 29, 2022 and October 30, 2021, respectively, and “year-to-date 2022” and “year-to-date 2021” refer to the thirty-nine-week periods ended October 29, 2022 and October 30, 2021, respectively.
Basis of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company accounts for investments in unconsolidated entities where it exercises significant influence, but does not have control, using the equity method.
Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended October 29, 2022 and October 30, 2021 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2021 Annual Report on Form 10-K.
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
Easton Investments
The Company has land and other investments in Easton, a planned community in Columbus, Ohio, that integrates office, hotel, retail, residential and recreational space. These investments, totaling $125 million as of October 29, 2022, $126 million as of January 29, 2022 and $125 million as of October 30, 2021, are recorded in Other Assets on the Consolidated Balance Sheets.
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
Recently Issued Accounting Pronouncements
The Company did not adopt any new accounting standards in 2022 that had a material impact on its consolidated results of operations, financial position or cash flows. In addition, as of November 30, 2022, there were no new accounting standards that the Company has not yet adopted that are expected to have a material impact on its consolidated results of operations, financial position or cash flows.
2. Discontinued Operations
Victoria's Secret & Co. Spin-Off
On July 9, 2021, the Company announced that its Board of Directors (the "Board") approved the previously announced Separation of the Victoria’s Secret business into an independent, publicly traded company, Victoria's Secret & Co. On August 2, 2021 (the "Distribution Date"), after the NYSE market closing, the Separation was completed. The Separation was achieved through the Company's tax-free distribution (the "Distribution") of 100% of the shares of Victoria's Secret & Co. common stock to holders of L Brands, Inc. common stock as of the close of business on the record date of July 22, 2021. The Company's stockholders of record received one share of Victoria’s Secret & Co. common stock for every three shares of the Company's common stock. On August 3, 2021, Victoria’s Secret & Co. became an independent, publicly-traded company trading on the NYSE under the stock symbol "VSCO." The Company retained no ownership interest in Victoria’s Secret & Co. following the Separation.
In July 2021, Victoria’s Secret & Co., prior to the Separation and while a subsidiary of the Company, issued $600 million of 4.625% notes due in July 2029 (the "Victoria's Secret & Co. Notes"). As of July 31, 2021, the initial proceeds were held in escrow for release to Victoria's Secret & Co. upon satisfaction of certain conditions, including completion of the Separation. On August 2, 2021, the Victoria's Secret & Co. Notes became the obligations of Victoria's Secret & Co. concurrent with the Separation. Upon Separation, the net proceeds from the Victoria's Secret & Co. Notes were used to partially fund cash payments of $976 million to the Company in connection with the Separation.
In the third quarter of 2021, the Company recognized a net reduction to Retained Earnings (Accumulated Deficit) of $175 million as a result of the Separation, primarily related to the transfer of certain assets and liabilities associated with its Victoria's Secret business to Victoria's Secret & Co., net of the $976 million of cash payments received from Victoria's Secret & Co. in connection with the Separation. Assets transferred to Victoria's Secret & Co. included Cash and Cash Equivalents of $282 million held by Victoria's Secret subsidiaries on the Distribution Date. Additionally, the Company reclassified out of Accumulated Other Comprehensive Income $8 million of accumulated foreign currency translation adjustments related to the Victoria's Secret business.
In connection with the Separation, the Company entered into several agreements with Victoria's Secret & Co. that govern the relationship of the parties following the Separation, including the Separation and Distribution Agreement, the Transition Services Agreements, the Tax Matters Agreement, the Employee Matters Agreement and the Domestic Transportation Services Agreement.
Under the terms of the Transition Services Agreements, as amended, the Company provides to Victoria's Secret & Co. various services or functions, including human resources, payroll and certain logistics functions. Additionally, Victoria's Secret & Co. provides to the Company various services or functions, including information technology, certain logistics functions and customer marketing services. Generally, these services will be performed for a period of up to two years following the Distribution, except for information technology services, which will be provided for a period of up to three years following the Distribution and may be extended for a maximum of two additional one-year periods subject to increased administrative charges. Consideration and costs for the transition services are determined using several billing methodologies as described in the agreements, including customary billing, pass-through billing, percent of sales billing or fixed fee billing. Consideration for transition services provided to Victoria's Secret & Co. is recorded within the Consolidated Statements of Income based on the nature of the service and as an offset to expenses incurred to provide the services. Costs for transition services provided by Victoria's Secret & Co. are recorded within the Consolidated Statements of Income based on the nature of the service.
The following table summarizes the consideration received and costs recognized pursuant to the Transition Service Agreements recorded in the Consolidated Statements of Income:

	Third Quarter		Year-to-Date
	2022	2021	2022	2021
	(in millions)
Consideration Received	$17	$20	$55	$20
Costs Recognized	16	24	56	24
Under the terms of the Domestic Transportation Services Agreement, the Company provides transportation services for Victoria's Secret & Co. merchandise in the U.S. and Canada for an initial term of three years following the Distribution, which term will thereafter continuously renew unless and until Victoria’s Secret & Co. or the Company elects to terminate the arrangement upon 18 or 36 months’ prior written notice, respectively. Consideration for the transportation services is determined using customary billing and fixed billing methodologies, which are described in the agreement, and are subject to an administrative charge. Consideration for logistics services provided to Victoria's Secret & Co. is recorded within Costs of Goods Sold, Buying and Occupancy in the Consolidated Statements of Income and as an offset to expenses incurred to provide the services.
The following table summarizes the consideration received pursuant to the Domestic Transportation Services Agreement recorded in the Consolidated Statements of Income:

	Third Quarter		Year-to-Date
	2022	2021	2022	2021
	(in millions)
Consideration Received	$23	$18	$62	$18

In conjunction with the Separation, the Company has contingent obligations relating to certain lease payments under the current terms of noncancelable leases. For additional information, see Note 10, "Commitments and Contingencies."
Financial Information of Discontinued Operations
The Company did not report any assets or liabilities classified as discontinued operations for any period presented.
Income (Loss) from Discontinued Operations, Net of Tax in the Consolidated Statements of Income reflects the after-tax results of the Victoria's Secret business and Separation-related fees, and does not include any allocation of general corporate overhead expense or interest expense of the Company. The Company did not report any results from discontinued operations year-to-date 2022.
The following table summarizes the significant line items included in Income (Loss) from Discontinued Operations, Net of Tax in the third quarter of and year-to-date 2021 Consolidated Statements of Income:

	Third Quarter	Year-to-Date
	(in millions)
Net Sales	$25	$3,194
Costs of Goods Sold, Buying and Occupancy	(14)	(1,841)
General, Administrative and Store Operating Expenses (a)	(83)	(975)
Interest Expense	—	(2)
Other Loss	—	(1)
Income (Loss) from Discontinued Operations Before Income Taxes	(72)	375
Provision for Income Taxes	17	119
Income (Loss) from Discontinued Operations, Net of Tax	$(89)	$256
_______________
(a)The third quarter of 2021 includes Separation-related costs of $76 million. Year-to-date 2021 includes Separation-related costs of $104 million. Prior to the Separation, these costs were reported in the Other category under the Company's previous segment reporting.
The cash flows related to discontinued operations have not been segregated. Accordingly, the 2021 Consolidated Statement of Cash Flows includes the results of continuing and discontinued operations. The Company did not report any cash flows from discontinued operations year-to-date 2022.
The following table summarizes Depreciation of Long-Lived Assets, Share-based Compensation Expense and Capital Expenditures of discontinued operations for year-to-date 2021:

(in millions)
Depreciation of Long-lived Assets	$158
Share-based Compensation Expense	15
Capital Expenditures	(66)
3. Revenue Recognition
Accounts receivable, net from revenue-generating activities were $103 million as of October 29, 2022, $64 million as of January 29, 2022 and $86 million as of October 30, 2021. Accounts receivable primarily relate to amounts due from the Company's franchise, license and wholesale partners. Under these arrangements, payment terms are typically 45 to 75 days.
The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty points and direct channel shipments, which are all impacted by seasonal and holiday-related sales patterns. Deferred revenue, which is recorded within Accrued Expenses and Other on the Consolidated Balance Sheets, was $147 million as of October 29, 2022, $148 million as of January 29, 2022 and $123 million as of October 30, 2021. The Company recognized $86 million as revenue year-to-date 2022 from amounts recorded as deferred revenue at the beginning of the Company's 2022 fiscal year.

The following table provides a disaggregation of Net Sales for the third quarters of and year-to-date 2022 and 2021:

	Third Quarter		Year-to-Date
	2022	2021	2022	2021
	(in millions)
Stores - U.S. and Canada	$1,178	$1,238	$3,398	$3,518
Direct - U.S. and Canada	345	369	1,030	1,126
International (a)	81	74	244	210
Total Net Sales	$1,604	$1,681	$4,672	$4,854
 _______________
(a)Results include royalties associated with franchised stores and wholesale sales.
The Company’s net sales outside of the U.S. include sales from Company-operated stores and its e-commerce site in Canada, royalties associated with franchised stores and wholesale sales. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s net sales outside of the U.S. totaled $160 million and $159 million for the third quarters of 2022 and 2021, respectively, and $462 million and $397 million for year-to-date 2022 and 2021, respectively.
4. Earnings Per Share and Shareholders’ Equity (Deficit)
Earnings Per Share
Earnings per basic share is computed based on the weighted-average number of common shares outstanding. Earnings per diluted share includes the weighted-average effect of dilutive restricted stock units, performance share units and stock options (collectively, "Dilutive Awards") on the weighted-average common shares outstanding.
The following table provides the weighted-average shares utilized for the calculation of basic and diluted earnings per share for the third quarters of and year-to-date 2022 and 2021:

	Third Quarter		Year-to-Date
	2022	2021	2022	2021
	(in millions)
Common Shares	243	278	248	285
Treasury Shares	(15)	(15)	(15)	(13)
Basic Shares	228	263	233	272
Effect of Dilutive Awards	1	4	2	5
Diluted Shares	229	267	235	277
Anti-dilutive Awards (a)	1	1	1	1
 _______________
(a)The awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
Common Stock Share Repurchases
2021 Repurchase Programs
In March 2021, the Board authorized a $500 million share repurchase plan (the "March 2021 Program"), which replaced the $79 million remaining under a March 2018 share repurchase program.
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

The Company repurchased the following shares of its common stock during year-to-date 2021:

Repurchase Program	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in millions)	(in thousands)	(in millions)
March 2021 (a)	$500	6,996	$464	$66.30
July 2021 (a)	1,500	10,000	730	73.01
July 2021 (b)		5,510	365	66.21
Total		22,506	$1,559
 _______________
(a)Reflects repurchases of L Brands, Inc. common stock prior to the August 2, 2021 spin-off of Victoria's Secret & Co.
(b)Reflects repurchases of Bath & Body Works, Inc. common stock subsequent to the August 2, 2021 spin-off of Victoria's Secret & Co.
There were $15 million of share repurchases reflected in Accounts Payable on the October 30, 2021 Consolidated Balance Sheet. Under the July 2021 Program, the Company repurchased an additional 6 million shares of its common stock for an aggregate purchase price of $405 million during the fourth quarter of 2021.
2022 Repurchase Program
In February 2022, the Board authorized a new $1.5 billion share repurchase program (the "February 2022 Program"). As part of the February 2022 Program, the Company entered into an accelerated share repurchase program ("ASR") under which the Company repurchased $1 billion of its own outstanding common stock. The delivery of shares under the ASR resulted in an immediate reduction of the shares used to calculate the weighted-average common shares outstanding for net income per basic and diluted share. Pursuant to the Board's authorization, the Company made other share repurchases in the open market under the February 2022 Program during 2022.
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
The February 2022 Program had $188 million of remaining authority as of October 29, 2022.
Common Stock Retirement
Shares of common stock repurchased under the July 2021 Program were retired and cancelled upon repurchase. As a result, the Company retired the 16 million shares repurchased under the July 2021 Program during year-to-date 2021, which resulted in reductions of $8 million in the par value of Common Stock, $50 million in Paid-in Capital and $1.037 billion in Retained Earnings (Accumulated Deficit).
Shares of common stock repurchased under the February 2022 Program were retired and cancelled upon repurchase, including shares repurchased under the ASR. As a result, the Company retired the 27 million shares repurchased under the February 2022 Program during year-to-date 2022, which resulted in reductions of $13 million in the par value of Common Stock, $87 million in Paid-in Capital and $1.212 billion in Retained Earnings (Accumulated Deficit).

Dividends
In connection with the onset of the COVID-19 pandemic, the Board suspended the Company's quarterly cash dividend beginning in the second quarter of 2020. In March 2021, the Board reinstated the annual dividend at $0.60 per share, beginning with the quarterly dividend paid in June 2021. In February 2022, the Board increased the annual dividend to $0.80 per share, beginning with the quarterly dividend paid in March 2022.
The Company paid the following dividends during year-to-date 2022 and 2021:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2022
First Quarter	$0.20	$48
Second Quarter	0.20	46
Third Quarter	0.20	46
Total	$0.60	$140
2021
First Quarter	$—	$—
Second Quarter	0.15	42
Third Quarter	0.15	39
Total	$0.30	$81
In November 2022, the Board declared the fourth quarter 2022 ordinary dividend of $0.20 per share payable on December 2, 2022 to shareholders of record at the close of business on November 18, 2022.
5. Inventories
The following table provides details of Inventories as of October 29, 2022, January 29, 2022 and October 30, 2021:

	October 29, 2022	January 29, 2022	October 30, 2021
	(in millions)
Finished Goods Merchandise	$1,066	$521	$941
Raw Materials and Merchandise Components	203	188	208
Total Inventories	$1,269	$709	$1,149
Inventories are principally valued at the lower of cost or net realizable value, on an average cost basis.
6. Long-Lived Assets
The following table provides details of Property and Equipment, Net as of October 29, 2022, January 29, 2022 and October 30, 2021:

	October 29, 2022	January 29, 2022	October 30, 2021
	(in millions)
Property and Equipment, at Cost	$2,809	$2,583	$2,569
Accumulated Depreciation and Amortization	(1,688)	(1,574)	(1,552)
Property and Equipment, Net	$1,121	$1,009	$1,017
Depreciation expense from continuing operations was $56 million and $52 million for the third quarters of 2022 and 2021, respectively. Depreciation expense from continuing operations was $162 million and $152 million for year-to-date 2022 and 2021, respectively.
7. Income Taxes
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events.
For the third quarter of 2022, the Company’s effective tax rate was 23.3% compared to 22.0% in the third quarter of 2021. The third quarter of 2022 and 2021 rates were lower than the Company's combined estimated federal and state statutory rates primarily due to the resolution of certain tax matters during the periods.

For year-to-date 2022, the Company’s effective tax rate was 21.9% compared to 23.7% year-to-date 2021. The year-to-date 2022 rate was lower than the Company's combined estimated federal and state statutory rate primarily due to the resolution of certain tax matters during the period. The year-to-date 2021 rate was lower than the Company's combined federal and state statutory rate primarily due to recognition of excess tax benefits recorded through the Consolidated Statements of Income on share-based awards that vested during the period.
Income taxes paid were $18 million and $73 million for the third quarters of 2022 and 2021, respectively. Income taxes paid were $170 million and $403 million for year-to-date 2022 and 2021, respectively.
8. Long-term Debt and Borrowing Facilities
The following table provides the Company’s outstanding long-term debt balance, net of unamortized debt issuance costs and discounts, as of October 29, 2022, January 29, 2022 and October 30, 2021:

	October 29, 2022	January 29, 2022	October 30, 2021
	(in millions)
Senior Debt with Subsidiary Guarantee
$320 million, 9.375% Fixed Interest Rate Notes due July 2025 ("2025 Notes")	$317	$316	$316
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	283	281	280
$500 million, 5.250% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	497	497	497
$500 million, 7.500% Fixed Interest Rate Notes due June 2029 ("2029 Notes")	490	489	489
$1 billion, 6.625% Fixed Interest Rate Notes due October 2030 ("2030 Notes")	991	990	989
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	993	992	992
$700 million, 6.750% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	694	694	694
Total Senior Debt with Subsidiary Guarantee	$4,265	$4,259	$4,257
Senior Debt
$350 million, 6.950% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$349	$349	$349
$247 million, 7.600% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	246	246	246
Total Senior Debt	595	595	595
Total Long-term Debt	$4,860	$4,854	$4,852
Repurchases of Notes
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
In September 2021, the Company completed the tender offers to purchase $270 million of its outstanding 5.625% senior notes due October 2023 (the "2023 Notes") and $180 million of its outstanding 2025 Notes for an aggregate purchase price of $532 million. Additionally, in October 2021, the Company redeemed the remaining $50 million of its outstanding 2023 Notes for an aggregate purchase price of $54 million. The Company recognized a pre-tax loss related to this extinguishment of debt of $89 million (after-tax loss of $68 million), which included the write-offs of unamortized issuance costs. This loss is included in Other Income (Loss) in the 2021 Consolidated Statements of Income.
Asset-backed Revolving Credit Facility
The Company and certain of the Company's 100% owned subsidiaries guarantee and pledge collateral to secure an asset-backed revolving credit facility (“ABL Facility”). The ABL Facility, which allows borrowings and letters of credit in U.S. dollars or Canadian dollars, has aggregate commitments of $750 million and an expiration date in August 2026.
Availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on the Company's eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time the outstanding amount under the ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitment, the Company is required to repay the outstanding amounts under the ABL Facility to the extent of such excess. As of October 29, 2022, the Company's borrowing base was $1.214 billion, and it had no borrowings outstanding under the ABL Facility.

The ABL Facility supports the Company’s letter of credit program. The Company had $16 million of outstanding letters of credit as of October 29, 2022 that reduced its availability under the ABL Facility. As of October 29, 2022, the Company's availability under the ABL Facility was $734 million.
As of October 29, 2022, the ABL Facility fees related to committed and unutilized amounts were 0.30% per annum, and the fees related to outstanding letters of credit were 1.25% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was the London Interbank Offered Rate plus 1.25% per annum. The interest rate on outstanding Canadian dollar-denominated borrowings was the Canadian Dollar Offered Rate plus 1.25% per annum.
The ABL Facility requires the Company to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (i) $70 million or (ii) 10% of the maximum borrowing amount. As of October 29, 2022, the Company was not required to maintain this ratio.
9. Fair Value Measurements
Cash and Cash Equivalents include cash on hand, deposits with financial institutions and highly liquid investments with original maturities of less than 90 days. The Company's Cash and Cash Equivalents are considered Level 1 fair value measurements as they are valued using unadjusted quoted prices in active markets for identical assets.
The following table provides a summary of the principal value and estimated fair value of outstanding debt as of October 29, 2022, January 29, 2022 and October 30, 2021:

	October 29, 2022	January 29, 2022	October 30, 2021
	(in millions)
Principal Value	$4,915	$4,915	$4,915
Fair Value, Estimated (a)	4,367	5,493	5,720
  _______________
(a)The estimated fair value of the Company’s debt is based on reported transaction prices, which are considered Level 2 inputs in accordance with Accounting Standards Codification ("ASC") 820, Fair Value Measurement. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.
Management believes that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity.
10. Commitments and Contingencies
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
Settlement of Derivative Shareholder Actions
In May 2022, the U.S. District Court of the Southern District of Ohio approved a global settlement regarding certain shareholder actions that were filed in 2020 and 2021. See Note 12, “Commitments and Contingencies” in the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2022 for additional information. Pursuant to the settlement terms, the Company committed to, among other things, invest $45 million over at least five years to fund certain management and governance measures required under the settlement agreement.
Lease Guarantees
In connection with the spin-off of Victoria's Secret & Co. and the sale of the La Senza business, the Company had remaining contingent obligations of $287 million as of October 29, 2022 related to lease payments under the current terms of noncancelable leases, primarily related to office space, expiring at various dates through 2037. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of these businesses. The Company's reserves related to these obligations were not significant for any period presented.
11. Subsequent Event
In November 2022, the Board appointed Gina R. Boswell as Chief Executive Officer of the Company and as a member of the Board, effective December 1, 2022. Sarah E. Nash, who has served as Executive Chair of the Board and Interim Chief Executive Officer since May 2022 and as Executive Chair of the Board from February 2022 to May 2022, will remain Executive Chair through the end of the Company’s fiscal year on January 28, 2023. Following the end of the Company's fiscal year, Ms. Nash will serve as a non-employee member and Chair of the Board.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Bath & Body Works, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheets of Bath & Body Works, Inc. (the Company) as of October 29, 2022 and October 30, 2021, and the related consolidated statements of income, comprehensive income, and total equity (deficit) for the thirteen and thirty-nine week periods ended October 29, 2022 and October 30, 2021, and the consolidated statements of cash flows for the thirty-nine week periods ended October 29, 2022 and October 30, 2021, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
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
November 30, 2022

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
•consumer acceptance of our products and our ability to manage the life cycle of our brands, develop new merchandise and launch new product lines successfully;
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
Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") as codified in the ASC. The following information should be read in conjunction with our financial statements and the related notes included in Part I, Item 1. Financial Statements in this Quarterly Report on Form 10-Q.
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
Executive Overview
In the third quarter of 2022, net sales decreased $77 million, or 5%, to $1.604 billion compared to the third quarter of 2021. In our stores and direct channels, net sales decreased 5% to $1.178 billion, and 6% to $345 million, respectively. These declines compared to 2021 were primarily driven by decreases in both average dollar sales and transactions. In our international business, net sales increased 10% to $81 million.
In the third quarter of 2022, operating income decreased $207 million, or 51%, to $202 million, from $409 million in the third quarter of 2021, and the operating income rate (expressed as a percentage of sales) decreased to 12.6% from 24.3%. These decreases were primarily due to the decline in net sales, incremental inflationary cost pressures, increased promotional activities and strategic investments in technology, in connection with our information technology ("IT") separation and transformation, and our associates, including increased wage rates and retention for key talent.
For additional information related to our third quarter 2022 financial performance, see “Results of Operations.”

Global Supply Chain and Inflationary Impacts
There continues to be volatility and inflation in the global supply chain. We are continuing to experience increased costs in raw materials, transportation and wage rates. We estimate that our full year 2022 incremental inflation impact could range between $220 million and $230 million, with approximately $70 million of pressure expected in the fourth quarter of 2022. These pressures have had a negative impact on our Gross Profit dollars and rate for the third quarter of and year-to-date 2022, and we expect this trend to continue in the fourth quarter of 2022.
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
Further, we have incurred additional costs related to our Chief Executive Officer transition, including retention for key talent and other associated expenses. These costs, the previously mentioned investments in IT and increases in wage rates have had a negative impact on our General, Administrative and Store Operating Expenses and rate for the third quarter of and year-to-date 2022, and we expect this trend to continue in the fourth quarter of 2022.
Profit Improvement Initiatives and Organizational Realignment
We are taking rigorous actions to improve profitability, including revisiting promotions, pricing and product costing to improve merchandise margin. We are being strategic with our pricing architecture through the balance of the year, given that our consumers are price sensitive, while continuing to look at opportunities. We are also working to improve product costing by actively working with our vendor base and streamlining our operations to combat inflationary pressures and improve our results.
Additionally, we implemented several expense reduction actions during the third quarter including optimization of corporate overhead and store selling expenses. As part of these actions, we simplified and realigned our operating structure in August 2022 resulting in the elimination of about 130 roles, the majority of which were leadership positions.
As a result of these initiatives, we realized a benefit of approximately $15 million in the third quarter of 2022, excluding severance and related charges of approximately $6 million.
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
Adjusted Financial Information from Continuing Operations
In addition to our results provided in accordance with GAAP above and throughout this Quarterly Report on Form 10-Q, provided below are non-GAAP measurements which present net income from continuing operations and earnings from continuing operations per diluted share for the third quarter of and year-to-date 2021 on an adjusted basis, which remove certain special items recorded in 2021. We believe that these special items are not indicative of our ongoing operations due to their size and nature. We use adjusted financial information as key performance measures of results of operations for the purpose of evaluating performance internally. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Instead, we believe that the presentation of adjusted financial information provides additional information to investors to facilitate the comparison of past and present operations. Further, our definitions of adjusted financial information may differ from similarly titled measures used by other companies.

The table below reconciles the third quarter of and year-to-date 2021 GAAP financial measures to the non-GAAP financial measures:

(in millions, except per share amounts)	Third Quarter	Year-to-Date
Reconciliation of Reported Net Income from Continuing Operations to Adjusted Net Income from Continuing Operations
Reported Net Income from Continuing Operations	$177	$483
Loss on Extinguishment of Debt (a)	89	195
Tax Benefit of Loss on Extinguishment of Debt	(21)	(47)
Adjusted Net Income from Continuing Operations	$245	$631

Reconciliation of Reported Earnings from Continuing Operations Per Diluted Share to Adjusted Earnings from Continuing Operations Per Diluted Share
Reported Earnings from Continuing Operations Per Diluted Share	$0.66	$1.74
Loss on Extinguishment of Debt (a)	0.25	0.53
Adjusted Earnings from Continuing Operations Per Diluted Share	$0.92	$2.28
 ________________
(a)In the third and first quarters of 2021, we recognized pre-tax losses of $89 million and $105 million (after-tax losses of $68 million and $80 million), respectively, due to the early extinguishments of outstanding notes. For additional information, see Note 8, "Long-term Debt and Borrowing Facilities" included in Part I, Item 1. Financial Statements.
Company-Operated Store Data
The following table compares Company-operated U.S. store data for the third quarters of and year-to-date 2022 and 2021:

	Third Quarter			Year-to-Date
	2022	2021	% Change	2022	2021	% Change
Sales per Average Selling Square Foot	$240	$257	(7%)	$701	$751	(7%)
Sales per Average Store (in thousands)	$660	$692	(5%)	$1,920	$2,014	(5%)
Average Store Size (selling square feet)	2,764	2,700	2%
Total Selling Square Feet (in thousands)	4,646	4,514	3%
The following table represents Company-operated store data for year-to-date 2022:

	Stores			Stores
	January 29, 2022	Opened	Closed	October 29, 2022
United States	1,651	64	(34)	1,681
Canada	104	2	—	106
Total	1,755	66	(34)	1,787

The following table represents Company-operated store data for year-to-date 2021:

	Stores			Stores
	January 30, 2021	Opened	Closed	October 30, 2021
United States	1,633	50	(11)	1,672
Canada	103	—	—	103
Total	1,736	50	(11)	1,775
Partner-Operated Store Data
The following table represents partner-operated store data for year-to-date 2022:

	Stores			Stores
	January 29, 2022	Opened	Closed	October 29, 2022
International	317	59	(3)	373
International - Travel Retail	21	1	(1)	21
Total International	338	60	(4)	394

The following table represents partner-operated store data for year-to-date 2021:

	Stores			Stores
	January 30, 2021	Opened	Closed	October 30, 2021
International	270	30	(7)	293
International - Travel Retail	18	1	—	19
Total International	288	31	(7)	312

Results of Operations
Third Quarter of 2022 Compared to Third Quarter of 2021
Net Sales
The following table provides Net Sales for the third quarter of 2022 in comparison to the third quarter of 2021:

	2022	2021	% Change
	(in millions)
Stores - U.S. and Canada	$1,178	$1,238	(5%)
Direct - U.S. and Canada	345	369	(6%)
International (a)	81	74	10%
Total Net Sales	$1,604	$1,681	(5%)
 _______________
(a)Results include royalties associated with franchised stores and wholesale sales.

The following table provides a reconciliation of Net Sales for the third quarter of 2022 to the third quarter of 2021:

(in millions)
2021 Net Sales	$1,681
Comparable Store Sales	(59)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	4
Direct Channels	(24)
International Wholesale, Royalty and Other	7
Foreign Currency Translation	(5)
2022 Net Sales	$1,604
For the third quarter of 2022, net sales decreased $77 million, to $1.604 billion, compared to the third quarter of 2021. Net sales decreased in the stores channel by $60 million, or 5%, primarily due to a decrease in both average dollar sales and transactions. Direct net sales decreased $24 million, or 6%, partially due to last year's strong results as well as our customers continuing to select our buy online-pick up in store option (which is recognized as store net sales). International net sales increased $7 million, or 10%, primarily due to new stores opened by our partners partially offset by timing shifts related to product shipments.
Gross Profit
For the third quarter of 2022, our gross profit decreased $161 million to $678 million, and our gross profit rate (expressed as a percentage of net sales) decreased to 42.2% from 49.9%. Gross profit decreased due to the decline in net sales and a decline in merchandise margin dollars as a result of a significant decrease in our merchandise margin rate due to continued inflationary cost pressures and increased promotional activity. Additionally, occupancy expenses increased primarily due to higher distribution costs.
The gross profit rate decline was driven by a significant decrease in the merchandise margin rate and buying and occupancy expense deleverage due to lower net sales.
General, Administrative and Store Operating Expenses
For the third quarter of 2022, our general, administrative and store operating expenses increased $46 million to $476 million, and the rate (expressed as a percentage of net sales) increased to 29.7% from 25.6%. The general, administrative and store operating expenses and rate increased primarily due to our strategic investments in technology in connection with our IT separation and transformation and our associates.

Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the third quarters of 2022 and 2021:

	2022	2021
Average daily borrowings (in millions)	$4,915	$5,116
Average borrowing rate	7.1%	7.2%
For the third quarter of 2022, our interest expense decreased $5 million to $86 million due to lower average daily borrowings and a lower average borrowing rate.
Other Income (Loss)
For the third quarter of 2021, our other loss was $91 million, primarily due to the $89 million pre-tax loss associated with the early extinguishment of outstanding notes.
Provision for Income Taxes
For the third quarter of 2022, our effective tax rate was 23.3% compared to 22.0% in the third quarter of 2021. The third quarter of 2022 and 2021 rates were lower than our combined estimated federal and state statutory rates primarily due to the resolution of certain tax matters during the periods.
Results of Operations
Year-to-Date 2022 Compared to Year-to-Date 2021
For year-to-date 2022, operating income decreased $406 million to $724 million, from $1.130 billion year-to-date 2021, and the operating income rate (expressed as a percentage of sales) decreased to 15.5% from 23.3%. The drivers of the year-to-date operating income results are discussed in the following sections.
Net Sales
The following table provides Net Sales for year-to-date 2022 in comparison to year-to-date 2021:

	2022	2021	% Change
	(in millions)
Stores - U.S. and Canada	$3,398	$3,518	(3%)
Direct - U.S. and Canada	1,030	1,126	(9%)
International (a)	244	210	16%
Total Net Sales	$4,672	$4,854	(4%)
 _______________
(a)Results include royalties associated with franchised stores and wholesale sales.

The following table provides a reconciliation of Net Sales for year-to-date 2022 to year-to-date 2021:

(in millions)
2021 Net Sales	$4,854
Comparable Store Sales	(208)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	95
Direct Channels	(96)
International Wholesale, Royalty and Other	34
Foreign Currency Translation	(7)
2022 Net Sales	$4,672
For year-to-date 2022, net sales decreased $182 million, to $4.672 billion, compared to year-to-date 2021. Net sales decreased in the stores channel by $120 million, or 3%, primarily due to a decrease in both average dollar sales and transactions, partially offset by higher 2022 net sales in Canada due to the COVID-19-related store closures in 2021. Direct net sales decreased $96 million, or 9%, due to last year's strong results as well as our customers continuing to select our buy online-pick up in store option (which is recognized as store net sales), partially offset by increased net sales in the Canada Direct business that launched in the third quarter of 2021. International net sales increased by $34 million, or 16%, primarily due to new stores opened by our partners.
Further, we estimate that year-to-date 2021 total Company net sales benefited by approximately $50 million related to government stimulus payments, which did not reoccur in year-to-date 2022.

Gross Profit
For year-to-date 2022, our gross profit decreased $403 million to $2.006 billion, and our gross profit rate (expressed as a percentage of net sales) decreased to 42.9% from 49.6%. Gross profit decreased due to the decline in net sales and a decline in merchandise margin dollars as a result of a significant decrease in our merchandise margin rate due to continued inflationary cost pressures and increased promotional activity. Additionally, occupancy expenses increased as a result of direct channel fulfillment expenses, higher distribution costs and our investments in store real estate.
The gross profit rate decline was driven by a significant decrease in the merchandise margin rate and buying and occupancy expense deleverage due to lower net sales.
General, Administrative and Store Operating Expenses
For year-to-date 2022, our general, administrative and store operating expenses increased $3 million to $1.282 billion, and the rate (expressed as a percentage of net sales) increased to 27.4% from 26.3%. The general, administrative and store operating expenses and rate increased primarily due to our strategic investments in technology in connection with our IT separation and transformation and our associates. These increases were partially offset by charitable contributions made in the first quarter of 2021, certain legal fees and other discrete items totaling approximately $20 million that were incurred in the second quarter of 2021 and lower home office and stores bonus expense in year-to-date 2022 related to business performance.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for year-to-date 2022 and 2021:

	2022	2021
Average daily borrowings (in millions)	$4,915	$5,577
Average borrowing rate	7.1%	7.2%
For year-to-date 2022, our interest expense decreased $39 million to $262 million due to lower average daily borrowings and a lower average borrowing rate.
Other Income (Loss)
For year-to-date 2021, our other loss was $196 million, primarily due to $195 million of pre-tax losses associated with the early extinguishments of outstanding notes.
Provision for Income Taxes
For year-to-date 2022, our effective tax rate was 21.9% compared to 23.7% year-to-date 2021. The year-to-date 2022 rate was lower than our combined estimated federal and state statutory rate primarily due to the resolution of certain tax matters during the period. The year-to-date 2021 rate was lower than our combined federal and state statutory rate primarily due to recognition of excess tax benefits recorded through the Consolidated Statements of Income on share-based awards that vested during the period.
FINANCIAL CONDITION
Liquidity and Capital Resources
Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements and capital expenditures. Our cash provided from operations is impacted by our net income and working capital changes. Our net income is impacted by, among other things, sales volume, seasonal sales patterns, success of new product introductions, profit margins, income taxes and inflationary pressures. Historically, our sales are higher during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the summer and fall months as inventory builds in anticipation of the holiday period. Our cash and cash equivalents held by foreign subsidiaries were $36 million as of October 29, 2022.
We believe that our current cash position, our cash flow generated from operations and our borrowing capacity under our asset-backed revolving credit facility (“ABL Facility”) will be sufficient to meet our liquidity needs, including capital expenditure requirements, for at least the next twelve months.

Working Capital and Capitalization
The following table provides a summary of our working capital position and capitalization as of October 29, 2022, January 29, 2022 and October 30, 2021:

	October 29, 2022	January 29, 2022	October 30, 2021
	(in millions)
Working Capital	$496	$1,719	$1,550
Capitalization:
Long-term Debt	4,860	4,854	4,852
Shareholders’ Equity (Deficit)	(2,609)	(1,518)	(1,676)
Total Capitalization	$2,251	$3,336	$3,176
Amounts Available Under the ABL Facility (a)	$734	$479	$734
 _______________
(a)As of both October 29, 2022 and October 30, 2021, our borrowing base exceeded the aggregate commitments and the amount available under the ABL was reduced by outstanding letters of credit of $16 million. As of January 29, 2022, our borrowing base was $495 million and we had outstanding letters of credit of $16 million.
Cash Flows
The cash flows related to discontinued operations have not been segregated. Accordingly, the 2021 Consolidated Statement of Cash Flows includes the results of continuing and discontinued operations. We did not report any cash flows from discontinued operations year-to-date 2022.
The following table provides a summary of our cash flow activity during year-to-date 2022 and 2021:

	2022	2021
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$1,979	$3,933
Net Cash Flows Provided by Operating Activities	67	447
Net Cash Flows Used for Investing Activities	(252)	(228)
Net Cash Flows Used for Financing Activities	(1,499)	(2,713)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	2
Net Decrease in Cash and Cash Equivalents	(1,684)	(2,492)
Cash and Cash Equivalents, End of Period	$295	$1,441
Operating Activities
Net cash provided by operating activities in 2022 was $67 million, including net income of $366 million. Net income included depreciation of $162 million and share-based compensation expense of $26 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal changes in Inventories (and related increases in Accounts Payable), as we build our inventory levels in anticipation of the holiday season, which generates a substantial portion of our operating cash flow for the year, and Income Taxes Payable due to seasonal tax payments.
Net cash provided by operating activities in 2021 was $447 million, including net income of $739 million (which included Income from Discontinued Operations, Net of Tax of $256 million). Net income included depreciation of $310 million (which included $158 million related to the Victoria's Secret business classified as discontinued operations), loss on extinguishment of debt of $195 million, share-based compensation expense of $38 million (which included $15 million related to the Victoria's Secret business classified as discontinued operations) and deferred tax expense of $19 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal changes in Inventories (and related increases in Accounts Payable) and Income Taxes Payable.

Investing Activities
Net cash used for investing activities in 2022 was $252 million related to capital expenditures. The capital expenditures included approximately $130 million related to new, non-mall stores and remodels of existing stores. The remaining capital expenditures were primarily related to our new Company-operated direct channel fulfillment center and IT projects.
Net cash used for investing activities in 2021 was $228 million consisting primarily of capital expenditures of $241 million, partially offset by proceeds from other investing activities of $13 million. The capital expenditures included $105 million related to new, off-mall stores and remodels of existing stores. The remaining capital expenditures, which included $66 million related to the Victoria's Secret business classified as discontinued operations, were primarily related to technology and logistics to support growth and capabilities.
We estimate full year 2022 capital expenditures to be approximately $400 million. We are continuing our investments in the opening of new, off-mall stores and the remodeling of existing stores. We are forecasting approximately 100 new, off-mall North American stores which, together with our planned remodels, are expected to result in net square footage growth of about 6% for full year 2022. Additionally, we are investing in technology, distribution and logistics capabilities to support our long-term growth.
Financing Activities
Net cash used for financing activities in 2022 was $1.499 billion consisting of $1.312 billion in payments for share repurchases, including the payment of $1 billion related to our accelerated share repurchase program ("ASR"), dividend payments of $0.60 per share, or $140 million, and $32 million of tax payments related to share-based awards.
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
2021 Repurchase Programs
In March 2021, the Board authorized a $500 million share repurchase plan (the "March 2021 Program"), which replaced the $79 million remaining under a March 2018 share repurchase program.
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
We repurchased the following shares of our common stock during year-to-date 2021:

Repurchase Program	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in millions)	(in thousands)	(in millions)
March 2021 (a)	$500	6,996	$464	$66.30
July 2021 (a)	1,500	10,000	730	73.01
July 2021 (b)		5,510	365	66.21
Total		22,506	$1,559
 _______________
(a)Reflects repurchases of L Brands, Inc. common stock prior to the August 2, 2021 spin-off of Victoria's Secret & Co.
(b)Reflects repurchases of Bath & Body Works, Inc. common stock subsequent to the August 2, 2021 spin-off of Victoria's Secret & Co.

There were $15 million of share repurchases reflected in Accounts Payable on the October 30, 2021 Consolidated Balance Sheet. Under the July 2021 Program, we repurchased an additional 6 million shares of our common stock for an aggregate purchase price of $405 million during the fourth quarter of 2021.
2022 Repurchase Program
In February 2022, the Board authorized a new $1.5 billion share repurchase program (the "February 2022 Program"). As part of the February 2022 Program, we entered into the ASR under which we repurchased $1 billion of our own outstanding common stock. The delivery of shares under the ASR resulted in an immediate reduction of the shares used to calculate the weighted-average common shares outstanding for net income per basic and diluted share. Pursuant to the Board's authorization, we made other share repurchases in the open market under the February 2022 Program during 2022.
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
The February 2022 Program had $188 million of remaining authority as of October 29, 2022.
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
In connection with the onset of the COVID-19 pandemic, our Board suspended our quarterly cash dividend beginning in the second quarter of 2020. In March 2021, our Board reinstated the annual dividend at $0.60 per share, beginning with the quarterly dividend paid in June 2021. In February 2022, our Board increased the annual dividend to $0.80 per share, beginning with the quarterly dividend paid in March 2022.
We paid the following dividends during year-to-date 2022 and 2021:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2022
First Quarter	$0.20	$48
Second Quarter	0.20	46
Third Quarter	0.20	46
Total	$0.60	$140
2021
First Quarter	$—	$—
Second Quarter	0.15	42
Third Quarter	0.15	39
Total	$0.30	$81
In November 2022, the Board declared the fourth quarter 2022 ordinary dividend of $0.20 per share payable on December 2, 2022 to shareholders of record at the close of business on November 18, 2022.

Long-term Debt and Borrowing Facilities
The following table provides our outstanding long-term debt balance, net of unamortized debt issuance costs and discounts, as of October 29, 2022, January 29, 2022 and October 30, 2021:

	October 29, 2022	January 29, 2022	October 30, 2021
	(in millions)
Senior Debt with Subsidiary Guarantee
$320 million, 9.375% Fixed Interest Rate Notes due July 2025 ("2025 Notes")	$317	$316	$316
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	283	281	280
$500 million, 5.250% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	497	497	497
$500 million, 7.500% Fixed Interest Rate Notes due June 2029 ("2029 Notes")	490	489	489
$1 billion, 6.625% Fixed Interest Rate Notes due October 2030 ("2030 Notes")	991	990	989
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	993	992	992
$700 million, 6.750% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	694	694	694
Total Senior Debt with Subsidiary Guarantee	$4,265	$4,259	$4,257
Senior Debt
$350 million, 6.950% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$349	$349	$349
$247 million, 7.600% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	246	246	246
Total Senior Debt	595	595	595
Total Long-term Debt	$4,860	$4,854	$4,852
Repurchases of Notes
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
In September 2021, we completed the tender offers to purchase $270 million of our outstanding 5.625% senior notes due October 2023 (the "2023 Notes") and $180 million of our outstanding 2025 Notes for an aggregate purchase price of $532 million. Additionally, in October 2021, we redeemed the remaining $50 million of our outstanding 2023 Notes for an aggregate purchase price of $54 million. We recognized a pre-tax loss related to this extinguishment of debt of $89 million (after-tax loss of $68 million), which included the write-offs of unamortized issuance costs. This loss is included in Other Income (Loss) in the 2021 Consolidated Statements of Income.
Asset-backed Revolving Credit Facility
We and certain of our 100% owned subsidiaries guarantee and pledge collateral to secure our ABL Facility. The ABL Facility, which allows borrowings and letters of credit in U.S. dollars or Canadian dollars, has aggregate commitments of $750 million and an expiration date in August 2026.
Availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on our eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time the outstanding amount under the ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitment, we are required to repay the outstanding amounts under the ABL Facility to the extent of such excess. As of October 29, 2022, our borrowing base was $1.214 billion, and we had no borrowings outstanding under the ABL Facility.
The ABL Facility supports our letter of credit program. We had $16 million of outstanding letters of credit as of October 29, 2022 that reduced our availability under the ABL Facility. As of October 29, 2022, our availability under the ABL Facility was $734 million.
As of October 29, 2022, the ABL Facility fees related to committed and unutilized amounts were 0.30% per annum, and the fees related to outstanding letters of credit were 1.25% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was the London Interbank Offered Rate plus 1.25% per annum. The interest rate on outstanding Canadian dollar-denominated borrowings was the Canadian Dollar Offered Rate plus 1.25% per annum.

The ABL Facility requires us to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (i) $70 million or (ii) 10% of the maximum borrowing amount. As of October 29, 2022, we were not required to maintain this ratio.
Credit Ratings
The following table provides our credit ratings as of October 29, 2022:

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

SUMMARIZED BALANCE SHEETS	October 29, 2022	January 29, 2022
	(in millions)
ASSETS
Current Assets (a)	$2,345	$3,365
Noncurrent Assets (b)	2,524	2,481

LIABILITIES
Current Liabilities (c)	$3,166	$2,956
Noncurrent Liabilities (d)	6,140	6,155
 _______________
(a)Includes amounts due from non-Guarantor subsidiaries of $566 million and $530 million as of October 29, 2022 and January 29, 2022, respectively.
(b)Includes amounts due from non-Guarantor subsidiaries of $20 million as of October 29, 2022.
(c)Includes amounts due to non-Guarantor subsidiaries of $1.999 billion and $1.927 billion as of October 29, 2022 and January 29, 2022, respectively.
(d)Includes amounts due to non-Guarantor subsidiaries of $13 million and $5 million as of October 29, 2022 and January 29, 2022, respectively.

YEAR-TO-DATE SUMMARIZED STATEMENT OF INCOME
2022
(in millions)
Net Sales (a)	$4,580
Gross Profit	1,857
Operating Income	648
Income Before Income Taxes	393
Net Income (b)	304
 _______________
(a)Includes net sales of $223 million to non-Guarantor subsidiaries.
(b)Includes a net loss of $8 million related to transactions with non-Guarantor subsidiaries.
Contingent Liabilities and Contractual Obligations
Lease Guarantees
In connection with the spin-off of Victoria's Secret & Co. and the sale of the La Senza business, we had remaining contingent obligations of $287 million as of October 29, 2022 related to lease payments under the current terms of noncancelable leases, primarily related to office space, expiring at various dates through 2037. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of these businesses. Our reserves related to these obligations were not significant for any period presented.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
We did not adopt any new accounting standards in 2022 that had a material impact on our consolidated results of operations, financial position or cash flows. In addition, as of November 30, 2022, there were no new accounting standards that we have not yet adopted that are expected to have a material impact on our consolidated results of operations, financial position or cash flows.
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
All of our long-term debt as of October 29, 2022 has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. Our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows.
Fair Value of Financial Instruments
As of October 29, 2022, we believe that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity.
The following table provides a summary of the principal value and estimated fair value of outstanding debt as of October 29, 2022, January 29, 2022 and October 30, 2021:

	October 29, 2022	January 29, 2022	October 30, 2021
	(in millions)
Principal Value	$4,915	$4,915	$4,915
Fair Value, Estimated (a)	4,367	5,493	5,720
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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides our repurchases of our common stock during the third quarter of 2022:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
August 2022	13	$38.36	—	$187,775
September 2022	6	37.90	—	187,775
October 2022	9	34.92	—	187,775
Total	28		—
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
(c)For additional share repurchase program information, see Note 4, “Earnings Per Share and Shareholders' Equity (Deficit)” included in Part I, Item 1. Financial Statements.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

Item 5.    OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibits
10.1	Bath & Body Works, Inc. Amended and Restated 2015 Cash Incentive Compensation Performance Plan.

15	Letter regarding Unaudited Interim Financial Information regarding Incorporation of Report of Independent Registered Public Accounting Firm.

22	List of Guarantor Subsidiaries.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BATH & BODY WORKS, INC.
(Registrant)
By:	/s/ WENDY C. ARLIN
Wendy C. Arlin Executive Vice President and Chief Financial Officer *
Date: November 30, 2022
*    Ms. Arlin is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.