Form 10-K
period 2023-01-28
Bath & Body Works, Inc.
filed 2023-03-17
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2023
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
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $8.1 billion.
Number of shares outstanding of the registrant’s Common Stock as of March 10, 2023: 228,766,151.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS.
General
The company, which was founded in 1963 in Columbus, Ohio, has evolved over time from an apparel-based specialty retailer to a segment leader focused on home fragrance, body care and soaps and sanitizer products operating under the Bath & Body Works, White Barn and other brand names. We strive to make the world a brighter, happier place through the power of fragrance. We care about our customers and believe in giving them a reason to celebrate with fragrance every day. We remain committed to improving our communities and fostering a diverse, equitable and inclusive culture that is focused on delivering exceptional fragrances and experiences. We are home to America’s Favorite Fragrances® and offer a breadth of exclusive fragrances for the body and home, including top-selling collections for fine fragrance mist, body lotion and body cream, 3-wick candles, home fragrance diffusers and liquid hand soap. For more than 30 years, customers have looked to Bath & Body Works for quality, on-trend products and the newest, freshest fragrances. We intend to build and transform an already strong foundation into a leading global omnichannel personal care and home fragrance brand.
As of January 28, 2023, our merchandise was sold through 1,802 company-operated stores and e-commerce sites in the United States of America ("U.S.") and Canada, and in 427 stores and 31 e-commerce sites in more than 45 other countries operating under franchise, license and wholesale arrangements.
On August 2, 2021, the company completed the spin-off of its Victoria's Secret business, which included the Victoria's Secret and PINK brands, into an independent publicly traded company ("Victoria's Secret & Co." and such transaction, the "Separation") on a tax-free basis. Accordingly, the operating results of the Victoria's Secret business are reported as discontinued operations for all periods presented. All discussion within this Annual Report on Form 10-K, including amounts, percentages and disclosures for all periods presented, reflect only the continuing operations of the company unless otherwise noted. In connection with the spin-off of the Victoria's Secret business, the company changed its name from L Brands, Inc. to Bath & Body Works, Inc. ("we" or the "Company"). Additionally, starting on August 3, 2021, the Company's common stock began trading on the New York Stock Exchange (the "NYSE") under the stock symbol "BBWI."
Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31. As used herein, “2022,” “2021” and “2020” refer to the 52-week periods ended January 28, 2023, January 29, 2022 and January 30, 2021, respectively.
Our Competitive Strengths
We believe the following competitive strengths contribute to our leading market position, differentiate us from our competitors and will drive future long-term sustainable growth:
Industry Leading Brand and Products
We have developed and operate a well-known, beloved and broadly appealing brand, which allows us to target markets across the economic spectrum, across demographics and across the world. We are an affordable luxury brand with covetable offerings, and a key tenet of our strategy is offering products at all price points. Customers look to us to celebrate the season, transport them to another time and place, decorate their home and find the perfect gift.
We have also developed trusted and market leading products in the body care, home fragrance, and soap and sanitizer categories. Our products are differentiated through a combination of fragrance, packaging and quality at accessible prices. We also sell products under our trusted sub brands, including White Barn and Aromatherapy.
In-Store Experience and Store Operations
We view our customers' in-store experience as an important vehicle for communicating the image of our brand. We utilize visual presentation of merchandise, fragrance, in-store marketing, music and our sales associates to reinforce the image represented by our brand. Our in-store marketing is designed to convey the principal elements and personality of our brand. The store design, visual marketing and storytelling, fixtures, scents, and music are all carefully planned and coordinated to create a unique shopping experience. We display merchandise uniformly to ensure a consistent store experience, regardless of location. Store managers receive detailed plans designating fixture and merchandise placement to ensure coordinated execution of the Company-wide merchandising strategy. Our sales associates and store managers are a central element in bringing our seasonal storytelling to life by providing a high level of customer service.

Digital Experience
In addition to our in-store experience, we strive to create a customer-centric digital platform that integrates the digital and physical brand experience and enables convenience for the customer when desired. Our digital presence, including social media, our websites and our loyalty application, allows us to get to know our customers better and communicate with them anytime and anywhere.
Product Development
Quality and innovation are at the core of our sourcing strategy. We seek to drive efficiencies and mitigate risk through our strong technical research and prolific product development. Our merchant, design and sourcing teams have a long history of bringing innovative and covetable products to our customers. Our product offering and assortment strategy are key to elevating our brand, increasing our long-term pricing power and extending our reach.
We believe a large part of our success comes from our ability to quickly assess and effectively adjust to changing consumer preferences. We leverage our differentiated product development capabilities to frequently deliver compelling new fragrances, packaging and other product launches. We are dedicated to delivering a full product pipeline by launching new fragrances and products every four to six weeks, with new products launching nearly every week.
Sourcing and Logistics
Our predominantly domestic, vertically integrated supply chain enables us to successfully navigate a dynamic environment and to respond to changing consumer preferences with speed and agility. Our supplier base includes long-standing vendor relationships, and the majority of our products are produced at Beauty Park, a business park that includes several key vendors within close proximity to our Columbus, Ohio distribution centers. These strategic vendor relationships provide deep capabilities across our product categories.
While our Company-owned distribution centers located in central Ohio are core to our operations, we also utilize third-party distribution centers located throughout North America to position inventory geographically closer to our customers. Third party-operated direct channel fulfillment centers and pop-up fulfillment facilities throughout North America are also used to support our peak needs. In addition, in the fall of 2022, we completed construction of our first Company-operated direct channel fulfillment center. Located near Columbus, Ohio, this facility has 1.1 million square feet of space and state-of-the-art fulfillment capabilities to support the future growth in our direct business (also referred to as digital or e-commerce) and enhanced fulfillment capabilities for our business.
Experienced and Committed Management Team
Our senior management team has significant retail and business experience at Bath & Body Works, Inc. and other companies such as Unilever, Avon Products, The Estée Lauder Companies, Ann Taylor and Loft, Banana Republic, Ross Stores, Abercrombie & Fitch, Madewell, Carter’s, Rosetta Stone and KPMG.
Our Board of Directors (the "Board") appointed Gina R. Boswell as our Chief Executive Officer and as a member of our Board, effective December 1, 2022. Sarah E. Nash, who had served as Executive Chair of the Board since February 2022 and Interim Chief Executive Officer since May 2022, remained Executive Chair through January 28, 2023, at which time she transitioned back to independent Chair of the Board.
Growth Strategies
Expanding our Customer Base and Customer Spend
As a leading fragrance company, we deliver customers their favorite fragrances in multiple forms and categories with industry- leading speed and innovation. We manage every touchpoint throughout the customer journey to deliver a highly differentiated shopping experience. We have a large, loyal customer base that spans income levels, age groups and ethnicities. We believe we have significant opportunity to acquire new customers, increase spend and further diversify our customer base.
We are continuing to prioritize investment in our customer experience. As part of this investment, we launched our loyalty program nationwide in the U.S. during August 2022. Our enrollment results have exceeded our initial expectations, with more than 33 million members enrolled to date, and more than 80% of these members were active in the last 12 months. We believe we have opportunity to drive more value and attract more customers to the loyalty program by increasing engagement through personalization, fully integrating the program across social, physical and digital interactions, and making future program enhancements like accelerators and flexible rewards. Our loyalty customers typically spend more, have greater retention rates and make more trips than non-loyalty customers. Our loyalty sales represent approximately two thirds of our U.S. sales since launch in August 2022.

We also believe we have an opportunity to leverage data and analytics to build deeper customer connections to deliver more personalized marketing and develop a more targeted promotion strategy. We believe we can grow our customer base, increase engagement and drive incremental visits, all while decreasing our reliance on broad-based promotions, by implementing a more targeted marketing approach rooted in advanced analytics and customer segmentation.
Optimizing our Product Offering
Our product offering and assortment strategy are key to enhancing our brand, increasing our pricing power and extending our reach. We believe that offering our customer favorites in multiple forms is a competitive differentiator that drives our customer loyalty and purchases. Our cross-category assortment is a key reason for our customers to come back and visit our stores. Our products are designed to be used daily and replenished frequently. We believe we have a strong pipeline of products, and we expect to continue to launch new fragrances and products about every four to six weeks.
Innovation and newness are key drivers of our business, and we believe we have opportunity for growth in our existing categories through new product launches, formula upgrades and packaging refreshes, which we believe drives traffic and repeat customers. We recently launched a new single-wick vessel in candles, which rounds out our candle portfolio and offers a burn time of 30 to 50 hours. We continue to increase our assortment of scent control wallflower heaters that offer our customers choice in how much scent to enjoy in each room of their home. As we look ahead to 2023, we are focused on delivering fresh and compelling new scents and exciting new product expansions to our fragrance portfolio.
In addition, we continue to learn our customers’ preferences in new and adjacent product lines and plan to continue to add more new and innovative products over time as we work to expand our brand’s global reach. We are focused on leveraging our core strengths in fragrance and innovation to extend our product leadership into categories such as Men's and Wellness. Our Men’s business was our fastest growing product category in 2022 as we test new forms and merchandising ideas. We are also expanding our Wellness collection that is geared towards elevating our customer’s daily wellness routine with curated collections for body and home.
We are also focused on enhancing our brand by developing products with customers' ingredient preferences in mind and on re-thinking our packaging. By the end of 2023, we anticipate that more than half of our products will be formulated without parabens, sulfates and dyes. We are testing recyclable aluminum soap vessels and have introduced the use of post-consumer recycled content in packaging across several of our product categories. Later in 2023, we will be offering hand soap in large cartons that enable our customers to refill their soap containers. By the end of 2025, we plan to increase the amount of post-consumer recycled content to 33% of our total plastic packaging portfolio.
Expanding our International Business
We have an opportunity to drive growth in our international business, which on a reported basis was approximately 4% of our Net Sales in 2022, leveraging our partnership-based, asset-light model. In 2023, we expect our international business to continue to accelerate and continue to have Net Sales growth and accretive operating margins. We believe we have scaling opportunities in existing markets and opportunities to enter into new markets to drive the growth of our international business. We believe our fragrance portfolio allows successful olfactive distortions to local preferences.
Our franchise partners are committed to greater expansion and opened 89 net new stores in 2022, bringing the total to 427 in over 45 countries (excluding our Company-operated stores in Canada) as of January 28, 2023. Our partners plan to open between 50 and 80 net new international stores in 2023. Additionally, we expect to continue growing the digital components of our international business, including through country-specific web platforms tailored to local languages and preferences and through additional regional expansion. As of January 28, 2023, our partners operated 31 international e-commerce sites, an increase of four from January 29, 2022.
Advancing our Omnichannel Capabilities
We see a significant opportunity to better connect our stores and e-commerce platforms to deliver a seamless experience and increase our customer lifetime value. We are focused on omnichannel initiatives and enhanced capabilities to engage our customers how, when and where they want. During 2022, we rolled out buy online-pickup in store ("BOPIS") to over 800 Company-operated stores and have BOPIS capabilities in more than 1,300 stores as of January 28, 2023. In addition, in the fall of 2022, we completed construction of, and commenced initial operations in, our first Company-operated direct channel fulfillment center with 1.1 million square feet of space and state-of-the-art fulfillment capabilities.
We seek to continuously improve the online experience for our direct channel by enhancing graphics, video and the marketing/content mix, as well as making our websites and loyalty application easier to navigate. We believe our increased focus on mobile and application interactions will continue to provide flexibility and convenience to our customers, while creating a seamless shopping experience. Our shopping and services initiatives will continue to modernize the customer’s digital shopping experience through features like enhancing the loyalty program and a shoppable mobile application.

Technology is a key enabler to our growth and separating our information technology systems from Victoria's Secret & Co. (as described below under "Information Systems") will enable us to make future strategic investments to strengthen our omnichannel capabilities.
Real Estate
Company-operated Stores
The following table provides the number of our Company-operated retail stores as of January 28, 2023 and January 29, 2022:

	January 28, 2023	January 29, 2022
United States	1,693	1,651
Canada	109	104
Total	1,802	1,755
The following table provides the changes in the number of our Company-operated retail stores for the past three fiscal years:

	Beginning of Year	Opened	Closed	End of Year
2022	1,755	95	(48)	1,802
2021	1,736	54	(35)	1,755
2020	1,739	27	(30)	1,736
We have a diversified store portfolio in the U.S. and Canada across venue tiers and types, with approximately half of our stores located off-mall as of January 28, 2023. We are continuing our off-mall expansion to limit our exposure to vulnerable mall locations. As a result of our strong brand and established retail presence, we have been able to lease high-traffic locations in most retail centers in which we operate. We proactively manage our stores and adjust our investment levels based on individual store and fleet performance.
Over time, we expect low-single digit annual increases in North American square footage, with off-mall penetration steadily increasing. We will open new stores in emerging non-mall venues or as replacement stores for non-viable malls, while closing stores in non-viable or declining malls. During 2022, we opened 95 new, off-mall stores and permanently closed 48 stores, principally in malls, in North America, resulting in net square footage growth of 5% for the year. We are planning approximately 115 total real estate projects in 2023, consisting of approximately 90 new, off-mall stores and 25 remodels to our store design that incorporates our White Barn concept, partially offset by approximately 50 mall closures. We expect these projects to yield square footage growth of approximately 4% during 2023.
Our White Barn store design has demonstrated potential to increase sales and profitability, as White Barn locations typically experience increased sales and traffic following completion of the remodel. Approximately two-thirds of our stores were in the White Barn store design as of January 28, 2023, and we expect to prioritize the remaining higher performing core stores for conversion to the White Barn store design in viable locations over the next five years.
Franchise, License and Wholesale Arrangements
In addition to our Company-operated stores, our products are sold at partner-operated locations and websites in more than 45 countries through franchise, license and wholesale arrangements. Our partner-based, asset-light business model allows us to establish operating standards by owning assortment, pricing architecture, promotions, store designs and real estate approval while our partners make investments and contribute as experts in local real estate, people and practices.
The following table provides the number of international stores operated by our partners as of January 28, 2023 and January 29, 2022:

	January 28, 2023	January 29, 2022
International	401	317
International - Travel Retail	26	21
Total	427	338
Additionally, our partners operated 31 international e-commerce sites as of January 28, 2023, compared to 27 as of January 29, 2022.
Revenue recognized under franchise and license arrangements generally consists of royalties earned and recognized upon sale of merchandise by franchise and license partners to retail customers. Revenue is generally recognized under wholesale and sourcing arrangements at the time the title to the products passes to the partner.

Additional Information
Merchandise Vendors
During 2022, we purchased merchandise from approximately 120 vendors, primarily located in the U.S. Our largest vendor supplied approximately 13% of our total merchandise purchases during 2022, while no other single vendor provided more than 10% of our merchandise purchases. Our five largest vendors supplied approximately 38% of our total merchandise purchases on a combined basis during 2022.
Distribution and Merchandise Inventory
Most of our merchandise is produced in the U.S. and is shipped to our distribution centers in the Columbus, Ohio area. In addition to our Company-operated distribution centers, we also utilize third-party logistics providers to warehouse and distribute product throughout North America. We proactively evaluate our distribution channels to ensure we are able to provide the right product at the right place to meet or exceed our customers’ expectations. Our policy is to maintain sufficient quantities of inventories on hand in our retail stores, fulfillment centers and distribution centers to enable us to meet customer demand.
We continue to actively manage our inventory to adjust for anticipated channel shifts and product category shifts. The current macroeconomic environment, including the impacts of continued inflationary cost pressure, requires agility, and we believe we are leveraging the speed that we have in our supply chain, our close partnerships with our suppliers and the capabilities of our sourcing, production and logistics teams to respond quickly. We believe Beauty Park and our predominantly domestic, vertically integrated supply chain enable us to successfully navigate a dynamic environment and present full and abundant product assortments on time to our customers with speed and agility.
Information Systems
Our management information systems consist of a full range of retail, financial and merchandising systems. The systems include applications related to point-of-sale, e-commerce, merchandising, planning, sourcing, logistics, inventory management, data security and support systems, including human resources and finance systems. Victoria's Secret & Co. currently administers and maintains operations of most existing technology and serves as a principal technology service provider to us under a transition services agreement we entered into in connection with the Separation ("TSA"). During the first quarter of 2022, we elected to accelerate the work of establishing separate information technology capabilities for the Company. Initiatives to separate systems are underway and we expect this work to be substantially completed in the summer of 2023. We believe the completion of the technology separation will enable us to more quickly develop critical capabilities to enhance our omnichannel capabilities and support the growth and profitability of our business.
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
Intellectual Property
Our trademarks, copyrights and patents, which constitute our primary intellectual property, have been registered or are the subject of pending applications in the U.S. Patent and Trademark Office and with the registries of many foreign countries and/or are protected by common law. We believe our products are identified by our intellectual property and our intellectual property is an integral tool in protecting innovation. Thus, we believe our intellectual property is of significant value. Accordingly, we intend to maintain our intellectual property and related registrations and vigorously protect our intellectual property assets against infringement.
Competition
The sale of home fragrance, body care and soap and sanitizer products is a highly competitive business with numerous competitors, including individual and chain specialty stores, department stores, online retailers and discount retailers. Brand image, presentation, marketing, design, price, service, fulfillment, assortment and quality are the principal competitive factors.

Other Information
For additional information about our business, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations," included under Item 7. of Part II of this Annual Report on Form 10-K.
Human Capital Management
Human Capital
At Bath & Body Works, our purpose goes beyond selling product. We work to make a difference in our communities and foster a safe, welcoming, inclusive and empowering workplace for our thousands of associates.
The Human Capital and Compensation Committee (the “HCC Committee”) of our Board oversees, amongst other things, the Company’s programs, policies, practices and strategies relating to culture, talent, diversity, equity and inclusion, equal employment opportunities and the Company’s executive compensation programs. Our Board oversees the succession planning process for our Chief Executive Officer.
Workforce Demographics
As of January 28, 2023, we employed approximately 57,200 associates, 48,400 of whom were part-time. The Company supplements resources using temporary associates during peak periods, such as the end-of-the-year holiday season. Approximately 94% of our associates work in our stores, 3% in our distribution and fulfillment centers and the balance in our home office locations. None of our associates in the U.S. are covered by a collective bargaining agreement.
Our customer base is predominantly women, and we ensure that we reflect this in our associate population and on our Board. As of December 31, 2022, women made up approximately 88% of our associate population, approximately 55% of our director level and above associate population and approximately 53% of our senior vice president level and above associate population. In addition, as of the filing date of this Annual Report on Form 10-K, four of our six executive officers are women, including Gina R. Boswell, our Chief Executive Officer, and six of our 13 members of the Board are women, including Sarah E. Nash, our independent Board Chair and Patricia S. Bellinger, the Chair of our Nominating and Governance Committee.
In addition to gender diversity, we have a goal of employing a racially diverse workforce where everyone belongs and contributes fully to our success. As of December 31, 2022, our workforce was composed of 44% non-white associates, including 13% of leadership associates at the director level and above. In addition, as of the filing date of this Annual Report on Form 10-K, two of our six executive officers and four of our 13 members of the Board were people of color.
Focus on Inclusion
We focus on recruiting, retaining and advancing diverse talent that reflects the customers we serve and the communities where we live and work. By continuing to encourage and support a workplace environment where diversity, equity and inclusion ("DEI") are valued, we believe we can serve our customers better, as well as attract and retain highly talented associates, suppliers and vendors of different backgrounds and experiences.
Led by our Office of Diversity, Equity and Inclusion and with oversight from the HCC Committee, we have a DEI strategy based around our associates, business and communities:
•Recruitment: Increase the diversity of candidate slates and hires for all roles, with a specific focus on increasing representation of racially diverse associates at the director level and above.
•Education and Development: Provide culturally significant learning, professional development and growth opportunities for all associates.
•Engagement and Retention: Foster a culture of inclusion that engages associates in meaningful opportunities to build community.
•Business: Leverage the voices of diverse associates and internal and external relationships to improve the customer experience and ensure our marketing and product assortment resonates with our customers.
•Supplier Diversity: Provide diverse companies sustainable, long-standing business opportunities through partnerships with us.
•Community: Increase volunteerism and investment in organizations focused on racial equity, gender equity and social justice.
More than 90% of our corporate associates at the director level and above had completed DEI training as of January 28, 2023, which includes training on unconscious bias, equity and conscious inclusion. The training emphasizes both the Company’s and associates’ responsibilities to build an inclusive culture at the Company and accountability for senior leaders. In addition, as of January 28, 2023, more than 95% of our corporate associates had completed our core DEI online learning module made available to new hires during their onboarding. To further strengthen our commitment to advancing DEI, under the leadership of our Chief Executive Officer, we joined the CEO Action for Diversity & Inclusion in December 2022, pledging to cultivate environments that support open dialogue on complex DEI conversations and share DEI best practices.
We currently have eight associate Inclusion Resource Groups (up from five in 2021) that provide opportunities for associates to connect with one another around their shared passion for creating an inclusive workplace for all associates. These groups provide professional development for associates, support the needs of the business, help shape the culture of our Company and provide engagement and volunteerism in the community. The Inclusion Resource Group programming is open to all associates who identify with, or are allies of, the following groups: Hispanic and Latino; LGBTQIA+; Black and African American; Asian and Pacific Islander; entry level and early career professionals; associates with disabilities and caregivers; military and veteran community; and women. During 2022, we hosted 58 events with approximately 8,800 attendees, and our associates volunteered more than 4,000 hours of time to non-profits in the communities where our associates are based.
The Company was recognized by The Human Rights Campaign's Corporate Equality Index as a 2022 "Best Place to Work for LGBTQIA+ Equality." For the fifth year in a row, the Company received a perfect score on the index, which rates companies on detailed criteria in the following four areas:
•Non-discrimination policies across business entities;
•Equitable benefits for LGBTQIA+ workers and their families;
•Supporting inclusive culture; and
•Corporate social responsibility.
Most recently, Newsweek announced that the Company is considered one of America’s Greatest Workplaces for Women in 2023. Companies are selected by those with the highest rankings on criteria such as “compensation and benefits”, “work-life balance” and “proactive management of a diverse workforce.” In addition, the Company was included on the Forbes Best Large Employer 2023 list. The ranking is determined by participants who rate their willingness to recommend their own employers to friends and family, followed by nominating organizations other than their own. We are also proud to be named a Diversity First Top 50 Company in 2023 by the Diversity Research Institute, which recognizes employers following extensive research and analysis into the racial and gender diversity of executive and board membership.
These designations are some of the ways we have been recognized for our ongoing commitment to DEI.
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
Our compensation programs are designed to link annual changes in compensation to overall Company performance, as well as each individual’s contribution to the results achieved. Our pay for performance philosophy includes participation of our store leaders and all salaried associates in home office and distribution and fulfillment centers in our short-term cash incentive compensation program. In addition, our store leaders earn monthly bonuses based on performance. The emphasis on overall Company performance is intended to align the associates’ financial interests with the interests of our stockholders.
Commitment to Providing Quality Benefits
We offer competitive, performance-based compensation; a company-matched savings and retirement plan; and flexible and affordable health, wellness and lifestyle benefits. Subject to certain eligibility requirements, associates can choose benefits and resources that fit their lifestyle, including, but not limited to, 14 weeks paid maternity leave, six weeks paid paternity leave, mental health benefits, family planning benefits including fertility, adoption and surrogacy, expanded bereavement leave time, military leave, tuition assistance, free access to life planning services and a generous merchandise discount.
During 2022, we expanded our benefits with the addition of commuter benefits and a tobacco cessation program. In addition, we enhanced our associate stock purchase plan to allow associates to purchase Company stock at a discount.
Associate Engagement and Development
We are committed to investing in all our associates. During 2022, we conducted a survey of our home office workforce to assess associate engagement, culture, leadership communication and effectiveness, diversity and inclusion efforts, work-life balance and career development. In 2022, 87% of associates responded to the survey with an 84% favorable engagement rate. Leaders created action plans that were incorporated into their annual goals in response to input received via the survey.
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
•English as a Second Language Classes: A new offering for our distribution center associates, many of whom have English as a second language.
•Maintenance Technician Training: A new offering for our distribution center associates to build skills to aid in career advancement.
Safety Is Our Priority
We are committed to providing all of our associates a healthy and safe working environment and for protecting the safety of our customers. Our health and safety programs are designed to meet or exceed regulatory requirements for the various industry sectors of our business and in the jurisdictions in which we operate.
Code of Conduct
We have a written Code of Conduct that is based on our values and is a resource which establishes standards for employee conduct that reinforces the Company's commitment to integrity and ethical conduct. We conduct an annual Code of Conduct compliance process that requires associates to complete a Code of Conduct disclosure and a separate training course.
We maintain an Ethics Hotline, operated by a third-party, 24 hours a day, seven days a week where associates may anonymously report potential instances of unethical conduct and potential violations of law or Company policies.
Available Information
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the U.S. Securities and Exchange Commission ("SEC"). The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC's website at www.sec.gov.
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on our website at www.bbwinc.com. Our website and information included in or linked to our website are not part of this Annual Report on Form 10-K.
Copies of any of the above-referenced documents will also be made available, free of charge, upon written request to:
Bath & Body Works, Inc.
Investor Relations Department
Three Limited Parkway
Columbus, Ohio 43230

ITEM 1A. RISK FACTORS.
We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by our Company or our management involve risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “planned,” “potential,” "target," "goal" and any similar expressions may identify forward-looking statements. Risks associated with the following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our Company or our management:
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
•our dependence on Victoria's Secret & Co. for information technology services and the transition of such services to our own information technology systems or to those of third-party technology service providers;
•our ability to attract, develop and retain qualified associates and manage labor-related costs;
•difficulties arising from turnover in Company leadership or other key positions;
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
•our ability to successfully achieve expected annual cost savings in connection with our profit optimization efforts to reduce expenses and improve operating efficiency in the business;
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
•our ability to source, distribute and sell goods and materials on a global basis, including risks related to:
◦political instability, wars and other armed conflicts, environmental hazards or natural disasters;
◦significant health hazards or pandemics, such as the COVID-19 pandemic, which could result in closed factories and/or stores, reduced workforces, scarcity of raw materials, and scrutiny or embargoing of goods produced in impacted areas;
◦duties, taxes and other charges;
◦legal and regulatory matters;
◦volatility in currency exchange rates;
◦local business practices and political issues;
◦delays or disruptions in shipping and transportation and related pricing impacts;
◦disruption due to labor disputes; and
◦changing expectations regarding product safety due to new legislation;
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

•our and our third-party service providers’, including Victoria’s Secret & Co. during the term of the Transition Services Agreement between us and Victoria’s Secret & Co., ability to implement and maintain information technology systems and to protect associated data;
•our ability to maintain the security of customer, associate, third-party and Company information;
•stock price volatility;
•our ability to pay dividends and make share repurchases under share repurchase authorizations;
•shareholder activism matters;
•our ability to maintain our credit ratings;
•our ability to service or refinance our debt and maintain compliance with our restrictive covenants;
•the impact of the transition from London Interbank Offered Rate ("LIBOR") and our ability to adequately manage such transition;
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
In addition to the other information set forth in this report, the reader should carefully consider the following factors which could materially affect our business, results of operations, financial condition or cash flows. The risks described below are not our only risks. Additional risks and uncertainties not currently known or that are currently deemed to be immaterial may also adversely affect our business, results of operations, financial condition and/or cash flows in a material way.
Risks related to our business:
Our net sales, profit results and cash flows are sensitive to, have been affected by and may in the future be further impacted by, general economic conditions, inflation, consumer confidence, customer spending patterns, significant health hazards or pandemics, weather or other market disruptions.
Our net sales, profit, cash flows and future growth may be affected by negative local, regional, national or international political or economic trends or developments that reduce consumers’ ability or willingness to spend. These risks, which can vary substantially by country, include political, financial or social instability or conditions, geopolitical events, corruption, anti-American sentiment, social and ethnic unrest, military conflicts and terrorism, as well as changes in general economic conditions (including unemployment levels, inflation and the recent market volatility and instability in the banking sector). For example, the U.S. economy is being negatively impacted by high inflation rates, which have negatively impacted and may continue to negatively impact consumer demand. In addition, market disruptions due to natural disasters, significant health hazards or pandemics, including the COVID-19 pandemic, or other major events or the prospect of these events could also impact consumer spending and confidence levels. Extreme weather conditions in the areas in which our stores are located, particularly in markets where we have multiple stores, or in the Columbus, Ohio region where most of our distribution centers are located, could adversely affect our business. During periods when economic or market conditions are unsettled or weak, purchases of our products have declined, and may in the future decline. In such circumstances, we have increased, and may in the future continue to increase, the number of promotional sales, which, when combined with inflationary cost pressures, have negatively affected our merchandise margin rates and, in the future, could have a material adverse effect on our results of operations, financial condition and cash flows.
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
On August 2, 2021, we completed the separation of the Bath & Body Works and Victoria’s Secret businesses. We may incur significant additional expenses and challenges in connection with the separation of the Victoria’s Secret business, which may include expenses and challenges related to our separation from the Victoria’s Secret information technology environment. We are now a smaller and less diversified business than before the Separation, which could make us more vulnerable to changing market and economic conditions. Additionally, a potential loss of synergies from the Separation could negatively impact our results of operations, financial condition and cash flows. In addition, we may not be able to achieve the full strategic and financial benefits that are expected to result from the Separation and the anticipated benefits of the Separation are based on a number of assumptions, some of which may prove incorrect. If we fail to achieve some or all of the benefits expected to result from the Separation, or if such benefits are delayed, our business could be harmed.
The Separation could result in substantial tax liability to us and our stockholders.
We received an opinion of counsel to the effect that, for U.S. federal income tax purposes, the spin-off and certain related transactions qualify for tax-free treatment under certain sections of the Internal Revenue Code. However, the opinion relies on certain assumptions, representations and undertakings, including those relating to the past and future conduct of our business, and the opinion would not be valid if such assumptions, representations and undertakings were incorrect. Furthermore, the opinion is not binding on the Internal Revenue Service ("IRS") or the courts. If, notwithstanding receipt of the opinion, the spin-off or certain related transactions are determined to be taxable, we would be subject to a substantial tax liability. In addition, if the spin-off is taxable, each holder of our common stock who received shares of Victoria's Secret & Co. common stock in connection with the spin-off would generally be treated as receiving a taxable dividend in an amount equal to the fair market value of the shares received.
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
Victoria’s Secret & Co. continues to provide certain information technology services to us on a transitional basis as we continue to establish and transform our own information technology systems and transition certain technology services to third-party information technology service providers. We may incur costs that significantly exceed our current expectations in connection with the transition of these services to us and third parties and the transformation of our information technology capabilities. Any inadequacy, interruption, integration failure or security failure of this technology could harm our ability to effectively operate our business.
Our ability to effectively manage and operate our business depends significantly on information technology systems. We rely heavily on applications related to point-of-sale, e-commerce, merchandising, planning, sourcing, logistics, inventory management, data security and support systems including human resources and finance currently supplied to us by Victoria’s Secret & Co. pursuant to our Transition Services Agreement with Victoria’s Secret & Co. that we entered into in connection with the Separation. Victoria’s Secret & Co. is not in the business of providing information technology outsourcing services and does not have experience providing such services for third parties. Victoria's Secret & Co. may not successfully execute all of these services during the transition period. Further, we may have to expend significant efforts and/or costs materially in excess of those estimated by us to transition such services to our information technology systems or to those of our third-party technology service providers and transform our information technology capabilities to support our omnichannel strategy. We may also experience delays in connection with the transition of such services. Any interruption in, or deficiency of, these services could have a negative impact on our information technology systems or our internal controls over financial reporting or otherwise cause a material adverse effect on our business, results of operations, financial condition and cash flows.
We may be impacted by our ability to attract, develop and retain qualified associates and manage labor-related costs.
We believe one of our competitive advantages is providing positive, engaging and satisfying experiences for our customers, which requires us to have highly trained, engaged and diverse associates. Our success depends in part upon our ability to attract, develop and retain a sufficient number of qualified associates, including store personnel and talented merchants. The turnover rate in the retail industry is generally high, and qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in some areas. Competition for such qualified individuals or changes in labor and healthcare laws could require us to incur higher labor costs. Our inability to recruit a sufficient number of qualified individuals in the future may delay planned openings of new stores or affect the speed with which we expand. Delayed store openings, significant increases in associate turnover rates or significant increases in labor-related costs could have a material adverse effect on our results of operations, financial condition and cash flows.
In recent years, multiple retailers have faced unionization campaigns from their workers. If we are subject to a unionization campaign from our associates, we would incur significant expenses in the form of legal and consulting fees and potentially be subject to negative publicity that could significantly disrupt our operations and have an adverse effect on our results of operations, financial condition and cash flows.
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
Turnover in Company leadership or other key positions, and our ability to attract and retain new talent, may have an adverse impact on Company performance.
We may experience changes in key leadership or key positions in the future. The departure of key leadership personnel can result in the loss of significant knowledge and experience. This loss of knowledge and experience can be mitigated through successful hiring and transition, but there can be no assurance that we will be successful in such efforts. Attracting and retaining qualified senior leadership may be more challenging under adverse business conditions. Failure to attract and retain the right talent or to smoothly manage the transition of responsibilities resulting from such turnover could affect our ability to meet our challenges and may cause us to miss performance objectives or financial targets or disrupt our relationships with our customers, vendors or other third parties.
Our net sales depend on a volume of traffic to our stores and the availability of suitable lease space.
Most of our stores are located in retail shopping areas including malls and other types of retail centers. Sales at these stores are derived, in part, from the volume of consumer traffic in those retail areas. Our stores benefit from the ability of the retail center and other attractions in an area, including “destination” retail stores, to generate consumer traffic in the vicinity of our stores. Sales volume and retail traffic may be adversely affected by factors that we cannot control, such as economic downturns, including due to inflationary pressures, or changes in consumer demographics in a particular area, consumer trends away from brick-and-mortar retail toward online shopping, competition from internet and other retailers and other retail areas where we do not have stores, significant health hazards or pandemics, the closing of other stores or the decline in popularity or safety in the shopping areas where our stores are located and the deterioration in the financial condition of the operators or developers of the shopping areas in which our stores are located.
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
Our continued growth and success depends in part on our ability to open and operate new, primarily off-mall stores and expand and remodel existing stores on a timely and profitable basis. Accomplishing our new and existing store expansion goals will depend upon a number of factors, including the ability to partner with developers and landlords to obtain suitable sites for new and expanded stores at acceptable costs and on acceptable timelines, the hiring and training of qualified personnel and the integration of new stores into existing operations. There can be no assurance we will be able to achieve our store expansion goals, manage our growth effectively, successfully integrate the planned new stores into our operations or operate our new, remodeled and expanded stores profitably. These risks could have a material adverse effect on our ability to grow and results of operations, financial condition and cash flows.

Our international operations and our plans for international expansion include risks that could impact our results and reputation.
We intend to continue to operate internationally and further expand into international markets, including through partner arrangements. The risks associated with international markets include, among others, difficulties in attracting customers due to a lack of customer familiarity with our brand, our lack of familiarity with local customer preferences, cultures or religious norms and seasonal differences in the international markets. Any of these difficulties may lead to disruption in the overall timing of our international expansion efforts and increased costs. Further, entry into other markets may bring us into competition with new competitors or with existing competitors with an established market presence in such markets. Other risks include general economic conditions in specific countries or markets, reliance on franchise and other partners that we do not control, volatility in the geopolitical landscape, restrictions on the repatriation of funds held internationally, disruptions or delays in shipments, occurrence of significant health hazards or pandemics, changes in diplomatic and trade relationships, political instability and foreign governmental regulation. Such expansions will also have upfront investment costs that may not be accompanied by sufficient revenues to achieve expected operational and financial performance.
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
We have global representation through digital sites and stores independently owned and/or operated by our franchise partners. Although we have criteria to evaluate and select prospective partners, the level of control we can exercise over our partners is limited, and the quality and success of their operations may be diminished by any number of factors beyond our control. For example, our partners may not have the business acumen or financial resources necessary to successfully operate stores in a manner consistent with our standards and may not hire and train qualified store managers and other personnel. Further, we have no control as to whether our partners comply with applicable laws and regulations in the international markets in which they operate. Our brand image and reputation may suffer materially, and our sales could decline, if our partners do not operate successfully. These risks could have an adverse effect on our results of operations, financial condition and cash flows.
Our direct channel business includes risks that could have a material adverse effect on our results.
Our direct channel (also referred to as digital or e-commerce) is subject to numerous risks that could have a material adverse effect on our results of operations, financial condition and cash flows. Such risks include, but are not limited to, the difficulty in recreating the in-store experience through our direct channels; domestic or international resellers purchasing merchandise and reselling it outside our control; our ability to anticipate and implement innovations in technology and logistics in order to appeal to existing and potential customers who increasingly rely on multiple channels to meet their shopping needs; and the failure of and risks related to the systems that operate our and our third-party partners' web infrastructure, websites and the related support systems, including computer viruses, malware (including, without limitation, ransomware), unauthorized access to and theft of customer information, privacy violations, information technology and vendor system failures, electronic break-ins, disruption of critical services caused by security threats and similar disruptions.
Our failure to maintain efficient and uninterrupted order-taking and fulfillment operations could also have a material adverse effect on our results of operations, financial condition and cash flows. We utilize third-party service providers for order management and for a majority of our fulfillment services. If these third-party service providers do not maintain efficient and uninterrupted service, we have experienced, and may in the future experience, merchandise delivery delays, loss of sales, stranded inventory, cancellation charges or excessive promotional activity to clear inventory. Further, we may have difficulty replacing these third-party service providers and there can be no assurance we can do so in a timely manner or on terms favorable to us. The satisfaction of our direct channel customers depends on their timely receipt of merchandise. If we encounter difficulties with the distribution facilities, or if the facilities were to shut down for any reason, including as a result of a pandemic, fire, natural disaster or work stoppage, we could face shortages of inventory; we could incur significantly higher costs and longer lead times associated with distributing our products to our customers; we could face regulatory scrutiny; and our customer may be dissatisfied.
Any of these issues could have a material adverse effect on our results of operations, financial condition and cash flows.
Our ability to protect our reputation could have a material adverse effect on our brand image.
Our ability to maintain our reputation is critical to our brand image. Our reputation could be jeopardized if we fail to maintain high standards for store and merchandise quality and integrity. Any negative publicity, including information publicized through traditional or social media platforms and similar venues such as blogs, websites and other forums, may affect our reputation and brand and, consequently, reduce demand for our merchandise, even if such publicity is unverified or inaccurate.

Failure to comply with or the perception that the Company has failed to comply with ethical, social, product, labor, privacy, systems and data security and environmental standards, or related political considerations, could also jeopardize our reputation and potentially lead to various adverse consumer actions, including boycotts. Failure to comply with applicable laws and regulations, to maintain an effective system of internal controls, to maintain the security of customer, associate, third-party and company information or to provide accurate and timely financial statement information could also hurt our reputation. Damage to our reputation or loss of consumer confidence for any of these or other reasons could have a material adverse effect on our results of operations, financial condition and cash flows, as well as require additional resources to rebuild our reputation.
Our ability, or perceived inability, to complete environmental, social and governance ("ESG") initiatives may have a material adverse effect on our reputation.
There has been an increased focus, including from investors and other stakeholders, the general public and U.S. and foreign governmental and nongovernmental organizations, on ESG initiatives, including with respect to climate change, greenhouse gas emissions, packaging and waste, diversity, equity and inclusion, worker pay and benefits, human rights, sustainable supply chain practices, animal health and welfare, deforestation and land, energy and water use. As part of our ongoing efforts, we maintain an ESG function to provide direction and coordinate ESG work throughout the Company. We anticipate increased public, regulatory and investor pressure to expand our disclosures in these areas, make further commitments, set additional targets or establish additional goals and take actions to meet them, which could expose us to market, operational, regulatory, legal and execution costs or risks. The metrics we disclose, whether they are based on the standards we set for ourselves or those set by others, may influence our reputation and the value of our brand. Our failure to achieve progress on our metrics and successfully achieve our targets and goals on a timely basis, or at all, could adversely affect our business, financial performance and growth. By electing to set and share publicly these metrics, targets and goals and expand upon our disclosures, our business may also face increased scrutiny related to ESG activities. As a result, we could damage our reputation and the value of our brand if we fail to act responsibly. Any harm to our reputation resulting from setting these metrics, targets and goals or expanding our disclosure or our failure, or perceived failure, to meet such metrics, targets and goals could adversely affect our business, financial performance and growth.
We could also be affected by the physical effects of climate change and other environmental issues, to the extent such issues adversely affect the general economy, adversely impact our supply chain or our stores or increase the costs of our products and other supplies needed for our operations. In addition, future domestic and international legislative and regulatory efforts to combat climate change or other environmental considerations could result in increased regulation and additional taxes and other expenses in a manner that adversely affects our business, financial performance and growth.
We may not realize the anticipated benefits from our enterprise-wide profit optimization efforts to reduce expenses and improve operating efficiency in the business.
In February 2023, we announced that we are undertaking enterprise-wide profit optimization efforts to reduce expenses and improve operating efficiency in the business. We recently engaged external advisors to assist in a comprehensive analysis of margin expansion and expense reduction opportunities with the goal of positioning the business for improved profitability. The estimated cost savings associated with this effort are preliminary and may vary materially based on various factors including: time to execute these efforts and changes in management's assumptions and projections, which may be caused by a change in customer behavior due to macroeconomic conditions or otherwise. As a result of these events and circumstances, delays and unexpected costs may occur, which could result in our not realizing all, or any, of the anticipated benefits of these efforts.
If our marketing, advertising and promotional programs are unsuccessful, or if our competitors are more effective with their programs than we are, our results of operations, financial condition and cash flows may be adversely affected.
Customer traffic and demand for our merchandise are influenced by our advertising, marketing and promotional activities, the name recognition and reputation of our brand and the location of and service offered in our stores and through our direct business. Although we use marketing, advertising and promotional programs to attract customers through various media, including social media, websites, mobile applications, email and print, some of our competitors may expend more for their programs than we do or use different approaches than we do, which may provide them with a competitive advantage. Our programs may not be effective or could require increased expenditures, which could have a material adverse effect on our results of operations, financial condition and cash flows.
Our ability to adequately maintain, enforce and protect our trade names, trademarks and patents could have an impact on our brand image and ability to penetrate new markets.
We believe that our trade names, trademarks and patents are important assets and an essential element of our strategy. We have obtained or applied for federal registration of these trade names, trademarks and patents and have applied for or obtained registrations in many foreign countries. There can be no assurance that we will obtain such applied for registrations or that the registrations we obtain will prevent the imitation of our products or infringement or other violation of our intellectual property rights by others. In particular, the laws of certain foreign countries may not protect proprietary rights to the same extent as the laws of the U.S. If any third party copies our products, our or our partners' websites or our or our partners' stores in a manner that projects lesser quality or carries a negative connotation, it could have a material adverse effect on our brand image and reputation as well as our results of operations, financial condition and cash flows.
Third parties may assert rights in or ownership of our trademarks and other intellectual property rights, or trademarks that are similar to our trademarks, or claim that we are infringing, misappropriating or otherwise violating their intellectual property rights. We may be unable to successfully resolve these types of conflicts to our satisfaction and may be required to enter into costly license agreements, be required to pay significant royalties, settlement costs or damages, be required to rebrand our products and/or be prevented from selling some of our products.
Our ability to compete favorably in our highly competitive segments of the retail industry could impact our results of operations, financial condition and cash flows.
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
Increased competition, combined with declines in store and/or direct channel traffic, could result in price reductions, increased marketing expenditures and loss of pricing power and market share, any of which could have a material adverse effect on our results of operations, financial condition and cash flows.
Our ability to manage the life cycles of our brand and to remain current with trends and launch new product lines successfully could impact the image and relevance of our brand.
Our success depends in part on management’s ability to effectively manage the life cycles of our brand, to anticipate and respond to changing preferences and consumer demands and to translate market trends into appropriate, saleable product offerings in advance of the actual time of sale to the customer. We are dependent on certain product categories, and a decline in customer demand in these product categories could negatively impact our results of operations, financial condition and cash flows. Customer demands and trends change rapidly. If we are unable to successfully anticipate, identify or react to changing preferences or trends or we misjudge the market for our products or any new product lines, our sales will be lower, potentially resulting in significant amounts of unsold inventory. In response, we may be forced to increase our marketing promotions or price markdowns and potentially discontinue a product line. These risks could have a material adverse effect on our brand image and reputation as well as our results of operations, financial condition and cash flows.
We may be impacted by our ability to adequately source, distribute and sell merchandise and other materials on a global basis.
We source merchandise and other materials directly in domestic and international markets. We distribute merchandise and other materials globally to our partners in international locations and to our stores. Many of our imports and exports are subject to a variety of customs regulations and international trade arrangements, including existing or potential duties, tariffs or safeguard quotas. We also compete with other companies for production facilities.
We also face a variety of other risks generally associated with doing business on a global basis. For example:
•political instability, geopolitical conflict, including the war between Russia and Ukraine, environmental hazards or natural disasters which could negatively affect international economies, financial markets and business activity;
•significant health hazards or pandemics, including the COVID-19 pandemic, which could result in closed factories, distribution centers and/or stores, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;
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
Certain goods that we import are sourced from third-party suppliers in China. Our ability to successfully import such materials may be adversely affected by changes in U.S. laws. For example, in December 2021, the U.S. Congress passed the Uyghur Forced Labor Prevention Act (“UFLPA”), which imposed a presumptive ban on the import of goods to the U.S. that are made, wholly or in part, in the Xinjiang Uyghur Autonomous Region of China (“XUAR”) or by persons that participate in certain programs in the XUAR that entail the use of forced labor. U.S. Customs and Border Protection (“CBP”) has published both a list of entities that are known to utilize forced labor, and a list of commodities that are most at risk, such as cotton, tomatoes and silica-based products. Although none of our Chinese suppliers are located in the XUAR, we do not currently have full visibility to the entirety of each supplier's separate supply chains to be able to ensure that the raw materials or other inputs they use to manufacture their goods are not produced in the XUAR. As a result of the UFLPA, materials we import into the U.S. could be held by the CBP based on a suspicion that inputs used in such materials originated from the XUAR or that they may have been produced by Chinese suppliers accused of participating in forced labor, pending our providing satisfactory evidence to the contrary. Among other consequences, such an outcome could result in negative publicity that harms our brand and reputation and could result in a delay or complete inability to import such materials, which could result in inventory shortages and greater supply chain compliance costs.
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
The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains and created significant volatility of financial markets. The COVID-19 pandemic continues to have the potential to significantly impact our supply chain if the factories that manufacture our products, the distribution centers where we manage our inventory, or the operations of our logistics and other service providers are disrupted, are temporarily closed or experience worker shortages. For instance, the COVID-19 pandemic previously caused, and may in the future cause, vessel, container and other transportation shortages, labor shortages and port congestion globally, which delayed, and may in the future delay, inventory orders and, in turn, deliveries to our customers and availability in our or our partners’ stores and e-commerce sites. Further, disruptions or delays in shipments may have negative impacts to pricing of certain components of our products. In addition, the impact of COVID-19 on macroeconomic conditions may impact the proper functioning of financial and capital markets, foreign currency exchange rates, commodity prices and interest rates.
We rely on a number of vendor and distribution facilities located in the same vicinity, making our business susceptible to local and regional disruptions or adverse conditions.
To achieve the necessary speed and agility in producing our products, we rely heavily on vendor and distribution facilities in close proximity to our headquarters in Central Ohio. As a result of geographic concentration of many of the vendor and distribution facilities that we rely upon, our operations are susceptible to local and regional factors, such as accidents, system failures, economic and weather conditions, natural disasters, demographic and population changes and other unforeseen events and circumstances. Any significant interruption in the operations of these facilities could lead to inventory issues, increased costs or interruptions to our operations, which could have a material adverse effect on our results of operations, financial condition and cash flows.
A change in the relationship with our key vendors could have a material effect on our business.
We rely on a limited number of vendors to support our inventory purchasing needs. In 2022, our largest vendor supplied approximately 13% of our total merchandise purchases and our largest five vendors supplied approximately 38% of our total merchandise purchases on a combined basis. Our business depends on developing and maintaining close relationships with our vendors and on our vendors’ ability or willingness to sell quality products to us at favorable prices and on other favorable terms. Many factors outside of our control may harm these relationships and the ability or willingness of these vendors to sell us products on favorable terms. For example, financial or operational difficulties that our vendors may face could increase the cost of the products we purchase from them or our ability to source products from them.

We may be impacted by our vendors’ ability to manufacture and deliver products in a timely manner, meet quality standards and comply with applicable laws and regulations.
We purchase products from third-party vendors. Factors outside our control, such as production issues, shipping delays, quality problems or natural disasters, could disrupt merchandise deliveries and result in lost sales, cancellation charges or excessive markdowns.
In addition, quality problems could result in product liability judgments or widespread product recalls that may negatively impact our sales and profitability for a period of time depending on product availability, reaction of competitors and consumer attitudes. Even if product liability claims are unsuccessful or are not fully pursued, the negative publicity surrounding any assertions could adversely impact our reputation with existing and potential customers and our brand image.
Our business could also suffer if our third-party vendors fail to comply with applicable laws and regulations. While our internal and vendor operating guidelines promote ethical business practices and our associates and third-party compliance auditors visit and monitor the operations of our third-party vendors, we do not control these vendors or their practices. Violations of labor, environmental or other laws by third-party vendors used by us or the divergence of a third-party vendor’s or partner’s labor or environmental practices from those generally accepted as ethical or appropriate could interrupt or otherwise disrupt the shipment of finished products to us or damage our reputation.
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
Product input costs, including freight, labor and raw materials, fluctuate subject to price volatility caused by any fluctuation in aggregate supply and demand or other external conditions, such as inflationary conditions, weather and climate conditions, geopolitical conflicts and wars, energy costs, natural events or disasters, taxes and tariffs (including as a result of trade disputes), industry demand, labor shortages, transportation issues, fuel costs, product recalls, governmental regulation and other factors, all of which are beyond our control and in many instances are unpredictable. These factors may result in an increase in our product input costs. We may not be able to, or may elect not to, fully pass these increases on to our customers which may adversely impact our profit margins. These risks could have a material adverse effect on our results of operations, financial condition and cash flows.
Our results may be affected by fluctuations in energy costs.
Energy costs have fluctuated in the past and may fluctuate in the future due to changes in factors beyond our control, such as weather and climate conditions or natural events or disasters, taxes and tariffs (including as a result of trade disputes), industry demand, high demand for renewable energy, inflationary conditions, labor shortages, transportation issues, fuel costs, geopolitical conflicts and wars, governmental regulation and other factors. These fluctuations may result in an increase in our transportation costs for distribution, utility costs for our retail stores, distribution centers and other Company locations and costs to purchase products from our manufacturers. A continual rise in energy costs could adversely affect consumer spending and demand for our products and increase our operating costs, both of which could have a material adverse effect on our results of operations, financial condition and cash flows.
Our results may be impacted by our ability to adequately protect our assets from loss and theft.
Our assets are subject to loss, including those caused by illegal or unethical conduct by associates, customers, vendors, partners or unaffiliated third parties. We experience events that cause inventory shrinkage, and we cannot assure that incidences of loss and theft will decrease in the future or that the measures we are taking will effectively reduce these losses. Higher rates of loss or increased security costs to combat theft could have a material adverse effect on our results of operations, financial condition and cash flows.
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
We are self-insured for various types of insurable risks including associate medical benefits, workers’ compensation, property, general liability and automobile, up to certain stop-loss limits. Claims are difficult to predict and may be volatile. Any adverse claims experience could have a material adverse effect on our results of operations, financial condition and cash flows.
We significantly rely on our and our third-party service providers', including Victoria's Secret & Co., ability to implement and sustain information technology systems and to protect associated data and system availability.
Our success depends, in part, on the secure and uninterrupted performance of our and our third-party service providers' and vendors' information technology systems. Our information technology systems, as well as those of our service providers and vendors, are vulnerable to damage, interruption, service availability or breach from a variety of sources, including cyberattacks, ransomware attacks, telecommunication failures, malicious human acts and natural disasters. Moreover, despite maintaining comprehensive measures, some of our systems, e-commerce environments and servers and those of our service providers and vendors are potentially vulnerable to physical or electronic break-ins, malware (including, without limitation, ransomware), computer viruses and similar disruptive problems. Such incidents have disrupted, and could in the future further disrupt, our operations (whether directly or due to disruptions of our service providers’ and vendors’ operations) including our ability to timely ship and track product orders and project inventory requirements and lead to interruptions or delays in our supply chain. Additionally, these types of problems could result in an actual or perceived breach of confidential customer, merchandise, financial, associate or other important information (including personal information), which could result in damage to our reputation, costly litigation, customer complaints, negative publicity, breach notification obligations, regulatory or administrative sanctions, inquiries, orders or investigations, indemnity obligations, damages for contract breach or penalties for violations of applicable laws or regulations. The increased use of smartphones, tablets and other mobile devices may also heighten these and other operational risks. Despite the precautions we have taken, unanticipated problems or events may nevertheless cause failures in, or unauthorized access to, our and our third-party service providers’ and vendors' information technology systems. Sustained or repeated system disruptions that interrupt our ability to process orders and deliver products to the stores or directly to our customers, impact our ability to process transactions in our stores, impact our customers’ ability to access our websites and mobile applications in a timely manner or expose confidential customer, merchandise, financial, associate or other important information (including personal information) could have a material adverse effect on our results of operations, financial condition and cash flows.
We are party to a multi-year Transition Services Agreement with Victoria's Secret & Co. for certain information technology services and systems to support the day-to-day needs for most areas of technology. Over time, we will transition these information technology capabilities from Victoria's Secret & Co. to implement point-of-sale, mobile applications, merchandising, planning, sourcing, logistics, inventory management, human resources and financial systems to the platforms of our other third-party service providers and vendors or on to our own platforms, some of which are yet to be established.
As systems are provided, supported and managed by Victoria's Secret & Co. and transitioned to us or our third-party service providers or vendors, we are required to establish a number of new information technology systems as well as make hardware, software and code modifications and upgrades to certain existing information technology systems. The transition involves replacing existing systems with successor systems, making changes to existing systems, acquiring new systems with new functionality and engaging with qualified third-party service providers and vendors to utilize their systems. We are aware of inherent risks associated with replacing and modifying our information technology systems as well as the risks of transitioning information technology services to third-party service providers and vendors, including in each case risks relative to data integrity, internal controls over financial reporting and system disruptions. Information technology system disruptions or data corruption, if not appropriately mitigated, could have a material adverse effect on our results of operations, financial condition and cash flows.
We use, and as part of the transition of information technology services from Victoria’s Secret & Co. will increasingly use, third-party service providers to store, transmit and otherwise process certain of this information on our behalf, and our third-party service providers are subject to cybersecurity and privacy risks similar to us. Due to applicable laws and regulations or contractual obligations, we may be held responsible for any cybersecurity incidents or privacy violations attributed to our service providers as they relate to the information we share with them or to which they are granted access. Although we contractually require these service providers to implement and maintain a standard of security (such as implementing reasonable measures) and comply with applicable law, we cannot control third parties and cannot guarantee that a security breach or privacy violation will not occur in connection with their systems and practices.
Any significant compromise or breach of our data security, including the security of customer, associate, third-party or Company information, could have a material adverse effect on our reputation, results of operations, financial condition and cash flows.
In the operation of our business, we collect, use, transmit and otherwise process a large volume of personal and other confidential, proprietary and sensitive information. Information systems are susceptible to an increasing threat of continually evolving cybersecurity risks. Breaches or failures of security involving our information systems, including those provided, managed and supported by Victoria's Secret & Co., or those of any of our other third-party service providers have occurred, and in the future may occur. Any significant compromise or breach of our data security, media reports about such an incident, whether accurate or not, or our failure to make adequate or timely disclosures to the public or law enforcement agencies following any such event, whether due to delayed discovery or a failure to follow existing protocols, could significantly damage our reputation with our customers, associates, investors and other third parties, cause the disclosure of personal, confidential, proprietary or sensitive customer, associate, third-party or Company information, cause interruptions to our operations and distraction to our management, cause our customers to stop shopping with us, inhibit our ability to attract new customers and result in significant legal, regulatory and financial liabilities and lost revenues. Compounding these risks is the complexity of our information systems, which are a collection of our and our third-party service providers’ systems, and increased associated risks related to transitioning information systems from Victoria's Secret & Co. to other third-party service providers and us.
While we train our associates, have implemented systems, processes and security measures to protect our physical facilities and information technology systems against unauthorized access and prevent data loss and vetted our third-party service providers' systems, processes and security measures, there is no guarantee that these procedures are adequate to safeguard against all data security threats to us or our third-party service providers. Despite these measures, we have been and may in the future be vulnerable to targeted or random attacks on our systems that could lead to security breaches, denial of service, vandalism, computer viruses, malware, ransomware, misplaced, corrupted or lost data, programming and/or human errors or similar events. Our systems and facilities (and the systems of our third-party service providers) are also subject to compromise from internal threats, such as theft, misuse, unauthorized access or other improper actions by associates, contractors and third-party service providers with otherwise legitimate access to our (or such third-party service providers') systems, websites, mobile applications or facilities (which risks may be heightened as a result of our associates working-from-home). Furthermore, because the methods of cyberattack and deception change frequently, are increasingly complex and sophisticated and can originate from a wide variety of sources, including nation-state actors, despite our reasonable efforts to ensure the confidentiality, availability and integrity of our systems, websites and mobile applications, it is possible that we may not be able to anticipate, detect, appropriately react and respond to or implement effective preventative measures against all cybersecurity incidents, and our third-party service providers may be subject to the same risks.
We have and may in the future be required to expend significant capital and other resources to protect against, respond to and recover from any potential, attempted or existing cybersecurity incidents. As cybersecurity incidents continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. In addition, our remediation efforts may not be successful or may not be completed in a timely manner. The inability to implement, maintain and upgrade adequate safeguards could have a material adverse effect on our results of operations, financial condition and cash flows. Moreover, there could be public announcements regarding any cybersecurity incidents and any steps we take to respond to or remediate such incidents, and if securities analysts or investors perceive these announcements to be negative, it could, among other things, have a substantial adverse effect on the price of our common stock.
While we currently maintain cybersecurity insurance, such insurance may not be sufficient in type or amount to cover us against claims related to breaches, violations of law, failures or other data security-related incidents, and we cannot be certain that cyber insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our results of operations, financial condition and cash flows.

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
Quarterly cash dividends and share repurchase programs have historically been part of our capital allocation strategy. We are not required to declare dividends or make any share repurchases under our share repurchase programs in the future. For example, in 2020, we did not repurchase any of our shares, and we suspended our quarterly cash dividends due to the anticipated impact of the COVID-19 pandemic. Our Board will determine our future levels of dividend payments and share repurchase authorizations, if any, giving consideration to our levels of profit and cash flow, capital requirements, current and forecasted liquidity and the restrictions placed upon us by our borrowing arrangements, as well as financial and other conditions which may be beyond our control. Any reduction, or failure, to pay dividends or repurchase our shares after we have announced our intention to do so may negatively impact our reputation, investor confidence in us and our stock price.
Shareholder activism could cause us to incur significant expense, impact the execution of our business strategy and have an adverse effect on our business.
Shareholder activism, which can take many forms and arise in a variety of situations, could result in substantial costs and divert our attention and resources from our business and our ability to execute our strategic plans. Additionally, such shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with our associates, customers or service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant fees and other expenses related to activist shareholder matters, including for third-party advisors. Our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any shareholder activism.
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
We currently have substantial indebtedness. Our asset-backed revolving credit facility (the "ABL Facility") contains a covenant and negative covenants that under certain circumstances require maintenance of a certain financial ratio and also, under certain conditions, restrict our ability to pay dividends, repurchase shares of our common stock and make other restricted payments as defined in the agreement. Our cash flow from operations provides the primary source of funds for our debt service payments. If our cash flow from operations declines, we may be unable to service or refinance our current debt. If we fail to comply with any covenant, including our financial covenant, it could result in an event of default and our lenders could terminate the commitments under our ABL Facility and make the entire debt incurred thereunder immediately due and payable, or we may be forced to sell assets, restructure our indebtedness or seek additional equity capital, which would dilute our stockholders’ interests.

The interest rates on our credit facilities may be impacted by the phase-out of LIBOR and the transition to the Secured Overnight Financing Rate (“SOFR”).
Interest rates on U.S. borrowings under our ABL Facility are based on LIBOR. On July 27, 2017, the U.K.’s Financial Conduct Authority (the authority that administers LIBOR) announced that it intends to phase out LIBOR by the end of 2023. It remains unclear what rate or rates may develop as accepted alternatives to LIBOR or what the effect of such changes will be on the markets for LIBOR-based financial instruments. As of the date hereof, the current recommended replacement for USD-LIBOR is SOFR. While we currently do not have any borrowings outstanding under our ABL Facility, any transition away from LIBOR as a benchmark for establishing the applicable interest rate is complex and will affect the cost of servicing any future debt under our ABL Facility. Although the ABL Facility provides for alternative base rates, the composition and characteristics of such alternative base rates are not the same as those of LIBOR, and the consequences of the phase-out of LIBOR cannot be entirely predicted at this time.
Risks related to law and regulation:
Changes in laws, regulations or technology platform rules relating to privacy and data security, or any actual or perceived failure by us to comply with such laws and regulations, or contractual or other obligations relating to privacy and data security, could have a material adverse effect on our reputation, results of operations, financial condition and cash flows.
We are, and may increasingly become, subject to various laws, directives, industry standards and regulations, as well as contractual obligations, relating to privacy and data security in the jurisdictions in which we operate and may in the future operate. The legal and regulatory environment related to privacy and data security is increasingly rigorous, with new and constantly changing requirements applicable to our business, and enforcement practices are likely to remain uncertain for the foreseeable future. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that the laws and regulations will be interpreted and applied in ways that may have a material adverse effect on our results of operations, financial condition and cash flows.
In the U.S., privacy and data protection are regulated at federal, state and local levels. Various federal and state regulators, including governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning privacy and data security and have prioritized privacy and data security violations for enforcement actions. Certain state laws are, and in the future may continue to be, more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which complicates compliance efforts and increases risks to our business.
These laws and regulations range from the “sectoral” variety (i.e., laws that govern specific practices, services or technologies) to omnibus laws (i.e., laws that comprehensively seek to govern all aspects of data processing practices). As an omnichannel retailer, we are subject to both.
In North America, we are subject to sectoral laws that impose different enforcement regimes, whether enforced by government agencies or class action litigants, with fines and statutory damages that can result in significant exposure when applied to large customer segments. Illustrative of the sectoral variety are laws that govern telephonic communications (e.g., the Federal Telephone Consumer Protection Act), email communications (e.g., the Federal Controlling the Assault of Non-Solicited Pornography and Marketing Act and Canada’s Anti-Spam Legislation), the use of biometric technology (e.g., the Illinois Biometric Information Privacy Act), the printing of payment card numbers on certain transaction receipts (e.g., the Federal Fair and Accurate Credit Transactions Act), the use of call recordings (e.g., federal and state laws governing unlawful surveillance and consent for recordings), the collection of consumer information at retail point of sale (e.g., the California Song-Beverly Act), and the collection of driver’s license information (e.g., state laws governing the scanning of government identification).
We are further subject to omnibus privacy and data protection laws. For example, the California Consumer Privacy Act (“CCPA”) broadly governs data privacy practices, increases privacy rights for California residents and imposes obligations on companies that process their personal information. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers data protection and privacy rights, including the ability to opt-out of certain disclosures of their personal information and the ability to access and delete personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of certain classifications of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. Furthermore, the California Privacy Rights Act of 2020 (“CPRA”) became effective on January 1, 2023. The CPRA imposes additional obligations on companies covered by the legislation, including by expanding California residents’ rights with respect to certain sensitive personal information. The CPRA also created a new state agency that is vested with authority to implement and enforce the CCPA and CPRA. Other states and countries have passed comprehensive data privacy laws that are similar to the CCPA and CPRA, further complicating the legal landscape, and similar bills are making their way through several state legislatures. In addition, laws in all 50 U.S. states require businesses to provide notice to consumers (and, in some cases, to regulators) of data breaches, which are when certain types of personal information have been accessed or acquired without authorization. State laws are changing rapidly, and there are deliberations in Congress regarding the text of a new comprehensive federal data privacy law to which we would become subject if it is enacted. Such a law could add complexity, variation in requirements, restrictions and potential legal risk. Moreover, it could require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and result in increased compliance costs or changes in business practices and policies.
While most of our international operations are conducted through franchise, license and wholesale arrangements, we are also subject to certain international laws, regulations and standards in certain international jurisdictions and may be subject to additional international laws, regulations and standards, whether existing or enacted in the future, that apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information. In Canada, we are subject to the Personal Information Protection and Electronic Documents Act (“PIPEDA”) as well as substantially similar provincial privacy laws. These privacy statutes broadly govern the entire lifecycle of personal information, enumerating principles that govern accountability; purpose; consent; limitations on collection, use, disclosure and retention; accuracy; safeguards; transparency; right to access and correct; and complaint-handling. Certain of the statutes also contain a mandatory breach notification regime. Canadian federal and provincial authorities enforce these laws. Privacy regulators have an express obligation to investigate complaints and have the authority to initiate investigations. Under PIPEDA, the Office of the Privacy Commissioner of Canada has the power to require an organization to enter into a compliance agreement and failure to comply may result in a court order or court proceedings. A complainant may also appeal to Federal Court, and the court has broad authority including awarding damages. Similarly, the European Union's ("EU") General Data Protection Regulation (“GDPR”) greatly increased the European Commission’s jurisdictional reach of its laws and added a broad array of requirements for handling personal data. Further, the GDPR serves and has served as a model for other jurisdictions’ data protection laws, including without limitation, the U.K.'s Data Protection Act of 2018, which became law after the U.K. left the EU. Under the GDPR, EU member states have enacted certain implementing legislation that adds to and/or further interprets the GDPR requirements and, depending on the extent and degree to which we conduct business in the European Economic Area (“EEA”) and U.K., potentially extends our obligations and potential liability for failing to meet such obligations. The GDPR, together with national legislation, regulations and guidelines of the EEA states and the U.K. governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, use, retain, protect, disclose, transfer and otherwise process personal data, and other international jurisdictions are expected to pass similar laws that may include even more stringent requirements. Changes in such international laws or changes in our business strategy such as direct expansions into additional jurisdictions may cause us to incur additional compliance costs, increase our risks of being subject to lawsuits, complaints and/or regulatory investigations or fines, or restrict our ability to transfer personal data between and among countries and regions in which we operate or may in the future operate. Such international laws, and our compliance with such laws, could impact the manner in which we do business and the geographical location or segregation of our relevant operations and could adversely affect our results of operations, financial condition and cash flows.
All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, investing in and implementing additional data protection technologies and other safeguards and training associates and engaging consultants, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies and distract management or divert resources from other initiatives and projects, all of which could have a material adverse effect on our results of operations, financial condition and cash flows. Any failure or perceived failure by us or our partners to comply with any applicable federal, state or similar foreign laws and regulations relating to privacy and data security could result in damage to our reputation and our relationship with our customers, as well as proceedings or litigation by governmental agencies or customers, including class action privacy and data-protection litigation in certain jurisdictions, which could subject us to significant fines, sanctions, awards, penalties or judgments, any of which could have a material adverse effect on our results of operations, financial condition and cash flows.
We may be impacted by our ability to comply with legal and regulatory requirements.
We are subject to numerous legal and regulatory requirements. Our policies, procedures and internal controls are designed to comply with all applicable foreign and domestic laws and regulations, including those required by the Sarbanes-Oxley Act of 2002, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, the SEC and the NYSE, among others. Although we have put in place policies and procedures aimed at ensuring legal and regulatory compliance, our associates, subcontractors, vendors, licensees, franchisees and other third parties could take actions that violate these laws and regulations. Any violations of such laws or regulations could have an adverse effect on our reputation, the market price of our common stock and our results of operations, financial condition and cash flows.
It can be difficult to comply with sometimes conflicting statutes or regulations in local, national or foreign jurisdictions as well as new or changing laws and regulations. Also, changes in such laws and regulations could make operating our business more expensive or require us to change the way we do business. For example, changes in product safety or other consumer protection laws could lead to increased costs for certain merchandise or additional labor costs associated with readying merchandise for sale. We operate stores in all 50 states, Canada and Puerto Rico, which requires us to comply with a myriad of provincial, state and local laws pertaining to all aspects of our business, including our associates and consumers. The trend for states and localities in the United States to legislate in the absence of national laws passed by the U.S. Congress has greatly increased the complexity of legal compliance for us. It may be difficult for us to comply with these laws, compliance may be costly and compliance and associated costs may negatively impact our operations.
We may be adversely impacted by certain compliance or legal matters.
We, along with third parties we do business with, are subject to complex compliance and litigation risks. Actions filed against us from time to time include commercial, tort, intellectual property, tax, customer, employment, wage and hour, privacy, securities, anti-corruption and other claims, including purported class action lawsuits. The cost of defending against these types of claims against us or the ultimate resolution of such claims, whether by settlement or adverse court decision, may harm our business. Further, potential claimants may be encouraged to bring suits based on a settlement from us or adverse court decisions against us. We cannot currently assess the likely outcome of such suits, but if the outcome were negative, it could have a material adverse effect on our reputation, results of operations, financial condition and cash flows.
In addition, we may be impacted by litigation trends, including class action lawsuits involving consumers and stockholders, that could have a material adverse effect on our reputation, the market price of our common stock and our results of operations, financial condition and cash flows.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
Company-operated
The following table provides the location, use and size of our Company-operated distribution, fulfillment, office and product development facilities as of January 28, 2023:

Location	Use	Approximate Square Footage
Columbus, Ohio area	Office, distribution and fulfillment centers and shipping facilities	4,951,000
Other North America	Office and product development/design	69,000
We own five office, distribution center and shipping facilities located in the Columbus, Ohio area comprising approximately 3.9 million square feet. In addition, during Fall of 2022, we completed construction of a new 1.1 million square foot leased direct channel fulfillment center located near Columbus, Ohio.
We also lease various other office and product development/design locations in North America, primarily in New York.
As of January 28, 2023, we operated 1,693 and 109 retail stores located in leased facilities throughout the U.S. and Canada, respectively. A substantial portion of our U.S. store leases generally have an initial term of 10 years, while our Canadian store leases generally have initial terms of 5 to 10 years. Our store leases expire at various dates between 2023 and 2034.

Third-party Operated Fulfillment and Distribution Centers
We utilize six permanent third-party operated direct channel fulfillment centers in North America, comprising approximately 3.2 million square feet. We also utilize six third-party operated regional distribution centers in North America, comprising approximately 1.1 million square feet, that enable us to position inventory geographically closer to our customers.
International Partner-operated Stores
As of January 28, 2023, our partners operated 427 retail stores in more than 45 international countries.
ITEM 3. LEGAL PROCEEDINGS.
We are a defendant in a variety of lawsuits arising in the ordinary course of business. Actions filed against our Company from time to time include commercial, tort, intellectual property, tax, customer, employment, wage and hour, data privacy, securities, anti-corruption and other claims, including purported class action lawsuits. Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, our current legal proceedings are not expected to have a material adverse effect on our results of operations, financial condition and cash flows.
Fair and Accurate Credit Transactions Act Cases
We were named as a defendant in three putative class actions: Smidga, et al. v. Bath & Body Works, LLC in the Allegheny County, Pennsylvania Court of Common Pleas; Dahlin v. Bath & Body Works, LLC in the Santa Barbara County, California Superior Court; and Blanco v. Bath & Body Works, LLC in the Cook County, Illinois Circuit Court. The complaints each allege that we violated the Fair and Accurate Credit Transactions Act by printing more than the last five digits of credit or debit card numbers on customers’ receipts and, among other things, seek statutory damages, attorneys’ fees and costs. Each of these cases are in the preliminary stages of litigation. We believe that we have strong defenses to the claims and intend to continue to vigorously defend ourself against the allegations and do not believe that the resolution of the cases, individually or in the aggregate, will have a material adverse effect on our results of operations, financial condition or cash flows.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock is traded on the NYSE. As of January 28, 2023, the Company had approximately 30,000 stockholders of record. However, including active associates who participate in our associate stock purchase plan, associates who own shares through our sponsored retirement plan and others holding shares in broker accounts under street names, we estimate the shareholder base as of January 28, 2023 to be approximately 222,000.
Dividend Policy
We paid a quarterly dividend of $0.20 per share during each quarter of 2022. Our Board will determine future dividends after giving consideration to our levels of profit and cash flow, capital requirements, current and forecasted liquidity, the restrictions placed upon us by our borrowing arrangements, the macroeconomic environment as well as financial and other conditions existing at the time. We use cash flow generated from operating and financing activities to fund our dividends. For additional discussion regarding our dividends, see "Liquidity and Capital Resources" included under Item 7. of Part II of this Annual Report on Form 10-K.
Performance Graph
The following graph shows the changes, over the past five-year period, in the value of $100 invested in our common stock, the Standard & Poor’s ("S&P") 500 Composite Stock Price Index and the Standard & Poor’s 500 Retail Composite Index.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN (a)(b)
AMONG BATH & BODY WORKS, INC., THE S&P 500 INDEX AND THE S&P 500 RETAIL COMPOSITE INDEX
_______________
(a)This table represents $100 invested in stock or in index at the closing price on February 3, 2018, including reinvestment of dividends.
(b)Stock prices prior to August 3, 2021 have been adjusted to give effect to the Victoria's Secret & Co. spin-off.

Common Stock Repurchases
The following table provides our repurchases of our common stock during the fourth quarter of 2022:

Fiscal Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
November 2022	5	$33.07	—	$187,775
December 2022	7	41.27	—	187,775
January 2023	2	43.72	—	187,775
Total	14		—
 ________________
(a)The total number of shares repurchased represent shares in connection with tax payments due upon vesting of associate restricted stock and performance share unit awards and the use of our stock to pay the exercise price on associate stock options.
(b)The average price paid per share includes any broker commissions.
(c)For additional share repurchase program information, see Note 15 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

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
On August 2, 2021, we completed the tax-free spin-off of our Victoria's Secret business, which included the Victoria's Secret and PINK brands, into an independent publicly traded company. Accordingly, the operating results of, and fees to separate, the Victoria's Secret business are reported in Income (Loss) from Discontinued Operations, Net of Tax in the Consolidated Statements of Income for all periods presented. Unless otherwise noted, all amounts, percentages and discussions reflect only the results of operations and financial condition of our continuing operations.
A discussion regarding our Financial Condition and Results of Operations for 2022 compared to 2021 (including the fourth quarter thereof) is presented below. A discussion regarding our Financial Condition and Results of Operations for 2021 compared to 2020 (including the fourth quarter thereof) can be found under Item 7. of Part II of our Annual Report on Form 10-K for the year ended January 29, 2022, filed with the SEC on March 18, 2022.
Executive Overview
Fiscal 2022 was our first full-year as a standalone company following the separation of Bath & Body Works and Victoria’s Secret & Co. in August 2021. During the year, we built on the past two years of growth, performing above pre-pandemic levels. Specifically, we focused on effectively navigating a challenging macroeconomic environment, controlling costs and improving efficiencies while accelerating investments in the business to drive our long-term growth and profitability and enhance stockholder value. We took the following actions to ensure the long-term profitability and success of our business:
•Leveraged agility in our vertically integrated and predominantly domestic supply chain, effectively managing inventory, responding to customer preferences and chasing our best performing products.
•Successfully launched our loyalty program nationwide in the U.S.

•Assessed and reacted quickly to a dynamic and challenging macroeconomic environment that included significant inflationary pressures, labor shortages and global supply chain challenges.
•Implemented purposeful changes to our organization to optimize our operations, costs and structure and improve our profitability.
•Completed the construction of our first direct fulfillment distribution center, which we expect will provide us with additional capacity for our direct channel and enhanced fulfillment capabilities for our business.
•Accelerated our information technology separation from Victoria’s Secret & Co. to support our long-term growth and profitability.
•Expanded BOPIS availability to over 800 more Company-operated stores, ending the year with BOPIS capabilities in more than 1,300 stores.
Fiscal 2022 Overview
For 2022, Net Sales decreased $322 million, or 4%, to $7.560 billion, compared to 2021. In our stores and direct channels, Net Sales decreased 4% to $5.476 billion, and 8% to $1.745 billion, respectively. In the stores channel, the decrease was primarily related to a decline in average dollar sales, partially offset by the incremental Net Sales originating from new stores. In the direct channel, the decrease was primarily related to a decline in orders. In our international business, Net Sales increased 20% to $339 million primarily due to the increases in partner-operated stores and e-commerce sites.
For 2022, our Gross Profit decreased $600 million, or 16%, to $3.255 billion compared to 2021, and our Gross Profit rate (expressed as a percentage of Net Sales) decreased 580 basis points. These decreases were primarily related to a significant decline in our merchandise margin rate driven by continued inflationary cost pressures and increased promotional activity, and the decline in Net Sales.
For 2022, our General, Administrative and Store Operating Expenses increased $33 million, or 2%, to $1.879 billion compared to 2021, and our General, Administrative and Store Operating Expenses rate (expressed as a percentage of Net Sales) increased 150 basis points. These increases were primarily due to our strategic investments in technology, in connection with our information technology ("IT") separation, and in customer-facing associate wages.
Taking the above into account, for 2022 our Operating Income decreased $633 million, or 32%, to $1.376 billion compared to 2021, and our Operating Income rate (expressed as a percentage of Net Sales) decreased 730 basis points.
For additional information related to our 2022 financial performance, see “Results of Operations – 2022 Compared to 2021.”
Fiscal 2023 Outlook
We expect ongoing macroeconomic uncertainty and customer price sensitivity in 2023. We expect fourth quarter 2022 sales trends to continue for the first half of 2023 and a moderate improvement in the back half of the year as we lap softening sales trends. We also expect inflationary cost pressures will continue in the first quarter and begin to moderate as we move through the year. In response, we will continue to test opportunities to increase our average unit retail prices and expand margin. Buying and Occupancy Expenses are expected to deleverage driven by the expected lower Net Sales and our anticipated investments in fulfillment and logistics capabilities to drive omnichannel growth, partially offset by the expected benefits of our profit optimization work (discussed below). General, Administrative and Store Operating Expenses are expected to deleverage primarily driven by our investments in customer-facing associate wages and technology separation, partially offset by the expected benefits of our profit optimization work.
Profit Optimization
We are working to evaluate our cost structure and take action to offset what we see as ongoing cost pressures in both Gross Profit and General, Administrative and Store Operating Expenses, as well as to fund strategic investments. Our efforts are broad-based with opportunities in transportation, product margin, store operations, home office expense and indirect spend. We are early in this process, but we are targeting eventual annual cost savings of $200 million. We expect to realize over half of these savings in 2023, primarily in the second half of the year. We expect to realize a substantial portion of the remaining benefits in 2024.
Adjusted Financial Information from Continuing Operations
In addition to our results provided in accordance with GAAP above and throughout this Annual Report on Form 10-K, provided below are non-GAAP measurements which present Operating Income, Net Income from Continuing Operations and Earnings from Continuing Operations Per Diluted Share in 2022 and 2021 on an adjusted basis, which remove certain special items. We believe that these special items are not indicative of our ongoing operations due to their size and nature. We use adjusted financial information as key performance measures of results of operations for the purpose of evaluating performance internally. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Instead, we believe that the presentation of adjusted financial information provides additional information to investors to facilitate the comparison of past and present operations. Further, our definitions of adjusted financial information may differ from similarly titled measures used by other companies.
The table below reconciles the GAAP financial measures to the non-GAAP financial measures:

(in millions, except per share amounts)	2022	2021
Reconciliation of Reported Operating Income to Adjusted Operating Income
Reported Operating Income	$1,376	$2,009
Write-off of Inventory due to Tornado (a)	—	9
Adjusted Operating Income	$1,376	$2,019

Reconciliation of Reported Net Income from Continuing Operations to Adjusted Net Income from Continuing Operations
Reported Net Income from Continuing Operations	$794	$1,075
Write-off of Inventory due to Tornado (a)	—	9
Loss on Extinguishment of Debt (b)	—	195
Tax Benefit of Special Items in Operating Income and Other Income (Loss)	—	(49)
Adjusted Net Income from Continuing Operations	$794	$1,230

Reconciliation of Reported Earnings from Continuing Operations Per Diluted Share to Adjusted Earnings from Continuing Operations Per Diluted Share
Reported Earnings from Continuing Operations Per Diluted Share	$3.40	$3.94
Write-off of Inventory due to Tornado (a)	—	0.03
Loss on Extinguishment of Debt (b)	—	0.54
Adjusted Earnings from Continuing Operations Per Diluted Share	$3.40	$4.51
 ________________
(a)In the fourth quarter of 2021, we recognized a pre-tax loss of $9 million ($7 million after tax) related to the write-off of inventory that was destroyed by a tornado at a vendor's facility.
(b)In the third and first quarters of 2021, we recognized pre-tax losses of $89 million and $105 million (after-tax losses of $68 million and $80 million), respectively, due to the early extinguishments of outstanding notes. For additional information, see Note 11, "Long-term Debt and Borrowing Facilities" included in Item 8. Financial Statements and Supplementary Data.
Company-Operated Store Data
The following table compares U.S. Company-operated store data for 2022 and 2021:

	2022	2021	% Change
Sales per Average Selling Square Foot (a)	$1,120	$1,220	(8%)
Sales per Average Store (in thousands) (a)	$3,079	$3,279	(6%)
Average Store Size (selling square feet)	2,783	2,716	2%
Total Selling Square Feet (in thousands)	4,712	4,485	5%
 ________________
(a)Sales per average selling square foot and sales per average store, which are indicators of store productivity, are calculated based on store sales for the period divided by the average, including the beginning and end of period, of total square footage and store count, respectively.
The following table represents Company-operated store data for 2022:

	Stores			Stores
	January 29, 2022	Opened	Closed	January 28, 2023
United States	1,651	90	(48)	1,693
Canada	104	5	—	109
Total	1,755	95	(48)	1,802

The following table represents Company-operated store data for 2021:

	Stores			Stores
	January 30, 2021	Opened	Closed	January 29, 2022
United States	1,633	53	(35)	1,651
Canada	103	1	—	104
Total	1,736	54	(35)	1,755

Partner-Operated Store Data
The following table represents partner-operated store data for 2022:

	Stores			Stores
	January 29, 2022	Opened	Closed	January 28, 2023
International	317	89	(5)	401
International - Travel Retail	21	6	(1)	26
Total International	338	95	(6)	427
The following table represents partner-operated store data for 2021:

	Stores			Stores
	January 30, 2021	Opened	Closed	January 29, 2022
International	270	55	(8)	317
International - Travel Retail	18	3	—	21
Total International	288	58	(8)	338
Results of Operations—2022 Compared to 2021
For 2022, Operating Income decreased $633 million to $1.376 billion, and the Operating Income rate (expressed as a percentage of Net Sales) decreased to 18.2% from 25.5% in 2021. The drivers of the Operating Income results are discussed in the following sections.
Net Sales
The following table provides Net Sales for 2022 in comparison to 2021:

	2022	2021	% Change
	(in millions)
Stores - U.S. and Canada	$5,476	$5,709	(4.1%)
Direct - U.S. and Canada	1,745	1,890	(7.6%)
International (a)	339	283	19.6%
Total Net Sales	$7,560	$7,882	(4.1%)
________________
(a)Results include royalties associated with franchised store and wholesale sales.
The following table provides a reconciliation of Net Sales for 2021 to 2022:

(in millions)
2021 Net Sales	$7,882
Comparable Store Sales	(338)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	119
Direct Channel	(145)
International Wholesale, Royalty and Other	56
Foreign Currency Translation	(14)
2022 Net Sales	$7,560

For 2022, Net Sales decreased $322 million to $7.560 billion. Net Sales decreased in the stores channel $233 million, or 4%, primarily due to a decrease in average dollar sales, partially offset by the incremental Net Sales originating from new stores. Direct Net Sales decreased $145 million, or 8%, primarily due to a decline in orders. The decline in Direct orders is partially due to last year's strong results as well as our customers continuing to select our buy online-pick up in store option ("BOPIS") (which is recognized as store Net Sales), partially offset by increased Net Sales in the Canada Direct business that launched in the third quarter of 2021. International Net Sales increased by $56 million, or 20%, primarily due to the increases in partner-operated stores and e-commerce sites.
In terms of category performance, home fragrance and sanitizers Net Sales were down compared to 2021 as customer mindset and needs shifted coming out of the COVID-19 pandemic. While total body care Net Sales were also down, we had growth in our Men's collection. These declines were partially offset by improvement in our gifting business.
Gross Profit
For 2022, our Gross Profit decreased $600 million to $3.255 billion, and our Gross Profit rate (expressed as a percentage of Net Sales) decreased to 43.1% from 48.9%. Gross Profit decreased primarily due to a significant decline in the merchandise margin rate driven by increased product cost from continued inflationary cost pressure in raw materials, transportation and labor and incremental promotions to drive sales. We estimate inflationary cost pressures totaled approximately $225 million in 2022. The decline in Net Sales and a $52 million increase in Buying and Occupancy Expenses, primarily driven by higher distribution costs and investments in store real estate, also contributed to the decrease in Gross Profit. The Gross Profit rate decreased due to the significant decline in the merchandise margin rate, the increase in Buying and Occupancy Expenses and deleverage on lower Net Sales.
General, Administrative and Store Operating Expenses
The following table provides detail for our General, Administrative and Store Operating Expenses for 2022 compared to 2021:

	2022		2021		Change
	(in millions)	% of Net Sales	(in millions)	% of Net Sales	(in millions)	% of Net Sales
Selling Expenses	$1,205	15.9%	$1,215	15.4%	$(10)	0.5%
Home Office and Marketing Expenses	674	8.9%	631	8.0%	43	0.9%
Total	$1,879	24.9%	$1,846	23.4%	$33	1.5%
For 2022, our General, Administrative and Store Operating Expenses increased $33 million to $1.879 billion, and the rate (expressed as a percentage of Net Sales) increased to 24.9% from 23.4%. Our home office expenses increased primarily due to our investments in technology in connection with our IT separation. The increase in technology costs was partially offset by savings from our third quarter of 2022 profit improvement initiatives of approximately $35 million, charitable contributions made in the first quarter of 2021, certain legal fees and other discrete items totaling approximately $20 million that were incurred in the second quarter of 2021 and an approximately $20 million decrease in incentive compensation payouts due to business performance during the 2022 Spring season. Our selling expenses decreased primarily due to the decreases in Net Sales and related store bonus expense, partially offset by increases in customer-facing associate wages. The General, Administrative and Store Operating Expense rate increased primarily due to the increases in technology costs and associate wages, as well as deleverage on lower Net Sales.
Other Income (Loss) and Expenses
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for 2022 and 2021:

	2022	2021
Average daily borrowings (in millions)	$4,915	$5,409
Average borrowing rate	7.1%	7.2%
For 2022, our Interest Expense decreased $40 million to $348 million due to lower average daily borrowings and a lower average borrowing rate.
Other Income (Loss)
For 2021, our Other Loss was $198 million, consisting primarily of $195 million of pre-tax losses associated with the early extinguishments of outstanding notes.
Provision for Income Taxes
For 2022, our effective tax rate was 24.0% compared to 24.5% in 2021. The 2022 rate was lower than our combined estimated federal and state statutory rate primarily due to the recognition of excess tax benefits recorded through the Consolidated

Statements of Income on share-based awards that vested. The 2021 rate was in line with our combined estimated federal and state statutory rate.
Results of Operations—Fourth Quarter of 2022 Compared to Fourth Quarter of 2021
For the fourth quarter of 2022, Operating Income decreased $226 million to $653 million, and the Operating Income rate (expressed as a percentage of Net Sales) decreased to 22.6% from 29.0% in 2021. The drivers of the Operating Income results are discussed in the following sections.
Net Sales
The following table provides Net Sales for the fourth quarter of 2022 in comparison to the fourth quarter of 2021:

	2022	2021	% Change
	(in millions)
Stores - U.S. and Canada	$2,078	$2,191	(5.1%)
Direct - U.S. and Canada	716	764	(6.3%)
International (a)	95	72	29.9%
Total Net Sales	$2,889	$3,027	(4.6%)
________________
(a)Results include royalties associated with franchised store and wholesale sales.
The following table provides a reconciliation of Net Sales for the fourth quarter of 2021 to the fourth quarter of 2022:

(in millions)
2021 Net Sales	$3,027
Comparable Store Sales	(130)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	25
Direct Channel	(48)
International, Wholesale, Royalty and Other	23
Foreign Currency Translation	(8)
2022 Net Sales	$2,889
For the fourth quarter of 2022, Net Sales decreased $138 million to $2.889 billion. Net Sales decreased in the stores channel by $113 million, or 5%, primarily due to a decrease in average dollar sales, partially offset by the incremental Net Sales originating from new stores. Direct Net Sales decreased $48 million, or 6%, due to a decline in orders partially offset by an increase in average order size. The decline in Direct orders is partially due to our customers continuing to select our BOPIS option (which is recognized as store Net Sales). International Net Sales increased by $23 million, or 30%, primarily due to the increase in partner-operated stores as well as timing of wholesale shipments.
In terms of category performance, home fragrance and sanitizers Net Sales were down compared to 2021 as customer mindset and needs shifted coming out of the COVID-19 pandemic. While total body care Net Sales were down slightly, we had growth in our Men's collection. These declines were partially offset by improvement in our gifting business.
Gross Profit
For the fourth quarter of 2022, our Gross Profit decreased $196 million to $1.250 billion, and our Gross Profit rate (expressed as a percentage of Net Sales) decreased to 43.3% from 47.8%. Gross Profit decreased primarily due to a significant decline in the merchandise margin rate driven by increased product cost from continued inflationary cost pressure in raw materials, transportation and labor and incremental promotions to drive sales. We estimate inflationary cost pressures totaled approximately $60 million in the fourth quarter of 2022. The decline in Net Sales and a $12 million increase in Buying and Occupancy Expenses also contributed to the decrease in Gross Profit. The Gross Profit rate decreased primarily due to the significant decline in the merchandise margin rate and Buying and Occupancy deleverage on lower Net Sales.

General, Administrative and Store Operating Expenses
The following table provides detail for our General, Administrative and Store Operating Expenses for the fourth quarter of 2022 compared to the fourth quarter of 2021:

	2022		2021		Change
	(in millions)	% of Net Sales	(in millions)	% of Net Sales	(in millions)	% of Net Sales
Selling Expenses	$391	13.5%	$391	12.9%	$—	0.6%
Home Office and Marketing Expenses	206	7.1%	176	5.8%	30	1.3%
Total	$597	20.7%	$567	18.7%	$30	1.9%
For the fourth quarter of 2022, our General, Administrative and Store Operating Expenses increased $30 million to $597 million and the rate (expressed as a percentage of Net Sales) increased to 20.7% from 18.7%. Our home office expenses increased due to our investments in technology in connection with our IT separation. The increase in technology costs was partially offset by savings from our third quarter of 2022 profit improvement initiatives of approximately $20 million. Our selling expenses remained flat due to increases in customer-facing associate wages, offset by decreases due to the decline in Net Sales. The General, Administrative and Store Operating Expense rate increased primarily due to the increase in technology costs, as well as deleverage on lower Net Sales.
Other Income (Loss) and Expenses
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the fourth quarter of 2022 and 2021:

	2022	2021
Average daily borrowings (in millions)	$4,915	$4,915
Average borrowing rate	7.1%	7.1%
For the fourth quarter of 2022, our Interest Expense was $87 million and flat to 2021.
Other Income (Loss)
For fourth quarter of 2022, our Other Income (Loss) increased $11 million to income of $10 million, primarily due to an increase in the average interest rate earned on invested cash.
Provision for Income Taxes
For the fourth quarter of 2022, our effective tax rate was 25.7% compared to 25.1% in 2021. The 2022 and 2021 rates are in line with our combined estimated federal and state statutory rate.
FINANCIAL CONDITION
A discussion regarding our Financial Condition for 2021 compared to 2020 can be found under Item 7. of Part II of our Annual Report on Form 10-K for the year ended January 29, 2022, filed with the SEC on March 18, 2022.
Liquidity and Capital Resources
Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements and capital expenditures. Our cash provided from operations is impacted by our net income and working capital changes. Our net income is impacted by, among other things, sales volume, seasonal sales patterns, success of new product introductions, profit margins, income taxes and inflationary pressures. Historically, our sales are higher during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the summer and fall months as inventory builds in anticipation of the holiday period. Our cash and cash equivalents held by foreign subsidiaries were $126 million as of January 28, 2023.
We believe that our current cash position, our cash flow generated from operations and our borrowing capacity under the ABL Facility will be sufficient to meet our liquidity needs, including capital expenditure requirements, for at least the next twelve months.

Working Capital and Capitalization
The following table provides a summary of our working capital position and capitalization as of January 28, 2023 and January 29, 2022:

	January 28, 2023	January 29, 2022
	(in millions)
Working Capital	$887	$1,719
Capitalization:
Long-term Debt	4,862	4,854
Shareholders’ Equity (Deficit)	(2,206)	(1,518)
Total Capitalization	$2,656	$3,336
Amounts Available Under the ABL Facility (a)	$509	$479
 ________________
(a)As of January 28, 2023, our borrowing base was $525 million and we had outstanding letters of credit, which reduce our availability under the ABL Facility, of $16 million. As of January 29, 2022, our borrowing base was $495 million and we had outstanding letters of credit of $16 million.
Debt Leverage Ratio
Our debt leverage ratio is defined as adjusted debt, which includes our long-term debt and total operating lease liabilities, divided by adjusted earnings before interest, taxes, depreciation, amortization and rent ("EBITDAR"). Adjusted EBITDAR is calculated as adjusted operating income (a non-GAAP measure that is reconciled under the heading "Adjusted Financial Information from Continuing Operations" in this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations), which excludes interest and taxes, before depreciation, amortization and lease costs. Our debt leverage ratio is a non-GAAP financial measure which we believe is useful to analyze our capital structure. Our debt leverage ratio calculation may not be comparable to similarly-titled measures reported by other companies. Our debt leverage ratio should be evaluated in addition to, and not considered a substitute for, other GAAP financial measures.
The following table provides our debt leverage ratio as of, and for the years ended, January 28, 2023 and January 29, 2022:

	January 28, 2023	January 29, 2022
	(dollars in millions)
Long-term Debt	$4,862	$4,854
Total Operating Lease Liabilities	1,191	1,159
Adjusted Debt	$6,053	$6,013

Adjusted Operating Income	$1,376	$2,019
Depreciation and Amortization	221	205
Total Lease Costs	382	358
Adjusted EBITDAR	$1,979	$2,582
Debt Leverage Ratio	3.1	2.3
Cash Flows
The cash flows related to discontinued operations have not been segregated. Accordingly, the 2021 Consolidated Statement of Cash Flows includes the results from continuing and discontinued operations. We did not report any cash flows from discontinued operations in 2022.

The following table provides a summary of our Consolidated Statements of Cash Flows for 2022 and 2021:

	2022	2021
	(in millions)
Cash and Cash Equivalents, Beginning of Year	$1,979	$3,933
Net Cash Flows Provided by Operating Activities	1,144	1,492
Net Cash Flows Used for Investing Activities	(328)	(259)
Net Cash Flows Used for Financing Activities	(1,562)	(3,188)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(1)	1
Net Decrease in Cash and Cash Equivalents	(747)	(1,954)
Cash and Cash Equivalents, End of Year	$1,232	$1,979
Operating Activities
Net cash provided by operating activities in 2022 was $1.144 billion, including net income of $800 million (which included Income from Discontinued Operations, Net of Tax of $6 million). Net income included depreciation of $221 million, share-based compensation expense of $38 million and deferred income tax expense of $17 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the $44 million increase associated with Accounts Payable, Accrued Expenses and Other and the $39 million increase associated with Income Taxes Payable.
Net cash provided by operating activities in 2021 was $1.492 billion, including net income of $1.333 billion (which included Income from Discontinued Operations, Net of Tax of $258 million). Net income included depreciation of $363 million (which included $158 million related to the Victoria's Secret business classified as discontinued operations), loss on extinguishment of debt of $195 million, share-based compensation expense of $46 million (which included $15 million related to the Victoria's Secret business classified as discontinued operations), and deferred income tax expense of $45 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant item in working capital was a decrease in operating cash flow of $177 million associated with the increase in Inventories.
Investing Activities
Net cash used for investing activities in 2022 was $328 million related to capital expenditures. The capital expenditures included approximately $164 million related to new, off-mall stores and remodels of existing stores. The remaining capital expenditures were primarily related to our new Company-operated direct channel fulfillment center and various IT projects primarily supporting the separation of our IT systems from Victoria's Secret & Co.'s IT systems.
Net cash used for investing activities in 2021 was $259 million consisting primarily of $270 million of capital expenditures, partially offset by proceeds from other investing activities of $11 million. Capital expenditures related to our continuing operations were $205 million, approximately 60% of which related to real estate investments with the remaining investment principally in technology and fulfillment center capabilities. Capital expenditures related to discontinued operations were $66 million.
We are planning for approximately $300 million to $350 million of capital expenditures in 2023, approximately half of which we expect will relate to real estate projects to open new off-mall stores and remodel existing stores into the White Barn store design. Additionally, we also plan on investing in our technology, primarily to support the separation of our IT systems from Victoria's Secret & Co.'s IT systems, and distribution and logistics capabilities to support long-term growth.
Financing Activities
Net cash used for financing activities in 2022 was $1.562 billion consisting of $1.312 billion in payments for share repurchases, including the payment of $1 billion related to our accelerated share repurchase program ("ASR"), dividend payments of $0.80 per share, or $186 million, tax payments of $32 million related to share-based awards and net payments of $25 million to Victoria's Secret & Co. related to the Separation.
Net cash used for financing activities in 2021 was $3.188 billion consisting of $1.964 billion in repurchases of our common stock, $1.716 billion in payments for the early extinguishment of outstanding notes, transfers and payments of $376 million to Victoria's Secret & Co. related to the Separation, dividend payments of $0.45 per share, or $120 million, and tax payments of $59 million related to share-based awards. These uses were partially offset by proceeds of $976 million from the Separation and proceeds of $83 million from stock option exercises.

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
We repurchased the following shares of our common stock during 2021:

Repurchase Program	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in millions)	(in thousands)	(in millions)
March 2021 (a)	$500	6,996	$464	$66.30
July 2021 (a)	1,500	10,000	730	73.01
July 2021 (b)		11,234	770	68.53
Total		28,230	$1,964
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
On February 4, 2022, we delivered $1 billion to the ASR bank, and the bank delivered 14 million shares of common stock to us (the "Initial Shares"). Pursuant to the terms of the ASR, the Initial Shares represented 80% of the number of shares determined by dividing the $1 billion Company payment by the closing price of our common stock on February 2, 2022.
In May 2022, we received an additional 7 million shares of our common stock from the ASR bank for the final settlement of the ASR. The final number of shares of common stock delivered under the ASR was based generally upon a discount to the average daily Rule 10b-18 volume-weighted average price at which the shares of common stock traded during the regular trading sessions on the NYSE during the term of the repurchase period.
We repurchased the following shares of our common stock during 2022:

Repurchase Program	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in millions)	(in thousands)	(in millions)
February 2022	$1,500	6,401	$312	$48.77
February 2022 - Accelerated Share Repurchase Program		20,295	1,000	49.27
Total		26,696	$1,312
The February 2022 Program had $188 million of remaining authority as of January 28, 2023.

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
We paid the following dividends during 2022 and 2021:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2022
First Quarter	$0.20	$48
Second Quarter	0.20	46
Third Quarter	0.20	46
Fourth Quarter	0.20	46
2022 Total	$0.80	$186
2021
First Quarter	$—	$—
Second Quarter	0.15	42
Third Quarter	0.15	39
Fourth Quarter	0.15	39
2021 Total	$0.45	$120
On March 3, 2023, we paid our first quarter 2023 dividend of $0.20 per share to stockholders of record at the close of business on February 17, 2023.
Long-term Debt and Borrowing Facilities
The following table provides our outstanding Long-term Debt balance, net of unamortized debt issuance costs and discounts, as of January 28, 2023 and January 29, 2022:

	January 28, 2023	January 29, 2022
	(in millions)
Senior Debt with Subsidiary Guarantee
$320 million, 9.375% Fixed Interest Rate Notes due July 2025 ("2025 Notes")	$317	$316
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 ("2027 Notes")	283	281
$500 million, 5.25% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	498	497
$500 million, 7.50% Fixed Interest Rate Notes due June 2029 ("2029 Notes")	491	489
$1 billion, 6.625% Fixed Interest Rate Notes due October 2030 ("2030 Notes")	991	990
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	993	992
$700 million, 6.75% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	694	694
Total Senior Debt with Subsidiary Guarantee	$4,267	$4,259
Senior Debt
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$349	$349
$247 million, 7.60% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	246	246
Total Senior Debt	$595	$595
Total Long-term Debt	$4,862	$4,854

Repurchases of Notes
In April 2021, we redeemed the remaining $285 million of our outstanding 5.625% senior notes due February 2022 and $750 million of our outstanding 6.875% senior secured notes due July 2025. We recognized a pre-tax loss related to this extinguishment of debt of $105 million (after-tax loss of $80 million), which included the write-off of unamortized issuance costs. This loss is included in Other Income (Loss) in the 2021 Consolidated Statement of Income.
In September 2021, we completed the tender offers to purchase $270 million of our outstanding 5.625% senior notes due October 2023 (the "2023 Notes") and $180 million of our outstanding 2025 Notes for an aggregate purchase price of $532 million. Additionally, in October 2021, we redeemed the remaining $50 million of our outstanding 2023 Notes for an aggregate purchase price of $54 million. We recognized a pre-tax loss related to this extinguishment of debt of $89 million (after-tax loss of $68 million), which included the write-off of unamortized issuance costs. This loss is included in Other Income (Loss) in the 2021 Consolidated Statement of Income.
Asset-backed Revolving Credit Facility
We and certain of our 100% owned subsidiaries guarantee and pledge collateral to secure our ABL Facility. The ABL Facility, which allows borrowings and letters of credit in U.S. dollars or Canadian dollars, has aggregate commitments of $750 million and an expiration date in August 2026.
Availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on our eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time the outstanding amount under the ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitment, we are required to repay the outstanding amounts under the ABL Facility to the extent of such excess. As of January 28, 2023, our borrowing base was $525 million, and we had no borrowings outstanding under the ABL Facility.
The ABL Facility supports our letter of credit program. We had $16 million of outstanding letters of credit as of January 28, 2023 that reduced our availability under the ABL Facility. As of January 28, 2023, our availability under the ABL Facility was $509 million.
As of January 28, 2023, the ABL Facility fees related to committed and unutilized amounts were 0.30% per annum, and the fees related to outstanding letters of credit were 1.25% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was LIBOR plus 1.25% per annum. The interest rate on outstanding Canadian dollar-denominated borrowings was the Canadian Dollar Offered Rate plus 1.25% per annum.
The ABL Facility requires us to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (i) $70 million or (ii) 10% of the maximum borrowing amount. As of January 28, 2023, we were not required to maintain this ratio.
Credit Ratings
The following table provides our credit ratings as of January 28, 2023:

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
The Notes are fully and unconditionally guaranteed on a joint and several basis by certain of our wholly-owned subsidiaries, including certain subsidiaries that also guarantee our obligations under our ABL Facility (such guarantees, the “Guarantees”; and, such guaranteeing subsidiaries, the “Subsidiary Guarantors”). The Guarantees of the Subsidiary Guarantors are subject to release in limited circumstances only upon the occurrence of certain customary conditions. Each Guarantee is limited, by its terms, to an amount not to exceed the maximum amount that can be guaranteed by the applicable Subsidiary Guarantor subject to avoidance under applicable fraudulent conveyance provisions of U.S. and non-U.S. law.
The following tables set forth summarized financial information for the Parent Company and the Subsidiary Guarantors, on a combined basis after elimination of (i) intercompany transactions and balances among the Parent Company and the Subsidiary Guarantors and (ii) investments in and equity in the earnings of non-Guarantor subsidiaries.

JANUARY 28, 2023 SUMMARIZED BALANCE SHEET	(in millions)
ASSETS
Current Assets (a)	$2,642
Noncurrent Assets (b)	2,561

LIABILITIES
Current Liabilities (c)	$3,084
Noncurrent Liabilities	6,143
 _______________
(a)Includes amounts due from non-Guarantor subsidiaries of $589 million as of January 28, 2023.
(b)Includes amounts due from non-Guarantor subsidiaries of $40 million as of January 28, 2023.
(c)Includes amounts due to non-Guarantor subsidiaries of $1.987 billion as of January 28, 2023.

2022 SUMMARIZED STATEMENT OF INCOME	(in millions)
Net Sales (a)	$7,336
Gross Profit	3,012
Operating Income	1,245
Income Before Income Taxes	921
Net Income (b)	726
 _______________
(a)Includes Net Sales of $291 million to non-Guarantor subsidiaries.
(b)Includes Net Loss of $7 million related to transactions with non-Guarantor subsidiaries.
Contingent Liabilities and Contractual Obligations
The following table provides our contractual obligations, aggregated by type, including the maturity profile as of January 28, 2023:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years	Other
	(in millions)
Long-term Debt (a)	$8,047	$339	$983	$895	$5,830	$—
Future Lease Obligations (b)	1,562	260	497	386	419	—
Purchase Obligations (c)	682	543	91	38	10	—
Other Liabilities (d)	182	112	30	—	—	40
Total	$10,473	$1,254	$1,601	$1,319	$6,259	$40
________________
(a)Long-term Debt obligations relate to our principal and interest payments for outstanding notes and debentures. Interest payments have been estimated based on the coupon rate for fixed rate obligations. Interest obligations exclude amounts which have been accrued through January 28, 2023. For additional information, see Note 11 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
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
(d)Other liabilities include future estimated payments associated with unrecognized tax benefits. The “Less Than 1 Year” category includes $112 million of these tax items because it is reasonably possible that the amounts could change in the next 12 months due to audit settlements or resolution of uncertainties. The remaining portion totaling $40 million is included in the “Other” category as it is not reasonably possible that the amounts could change in the next 12 months. In addition, we have a remaining liability of $30 million related to the deemed repatriation tax on our undistributed foreign earnings resulting from the Tax Cuts and Jobs Act. The tax liability will be paid over the next three years. For additional information, see Note 10 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.
Lease Guarantees
In connection with the spin-off of Victoria's Secret & Co. and the disposal of a certain other business, we had remaining contingent obligations of $283 million as of January 28, 2023 related to lease payments under the current terms of noncancelable leases, primarily related to office space, expiring at various dates through 2037. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of these businesses. Our reserves related to these obligations were not significant for any period presented.
Recently Issued Accounting Pronouncements
We did not adopt any new accounting standards in 2022 that had a material impact on our consolidated results of operations, financial position or cash flows. In addition, as of March 17, 2023, there are no new accounting standards that we have not yet adopted that are expected to have a material impact on our consolidated results of operations, financial position or cash flows.
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
Management believes that the assumptions used in these estimates are reasonable and appropriate. A 10% increase or decrease in the inventory valuation adjustment would have impacted net income from continuing operations by approximately $2 million for 2022. A 10% increase or decrease in the estimated physical inventory loss adjustment would have impacted net income from continuing operations by approximately $2 million for 2022.
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
Income Taxes
We account for income taxes under the asset and liability method. Under this method, taxes currently payable or refundable are accrued, and deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for realizable operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in our Consolidated Statements of Income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.
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
We offer a loyalty program that allows customers to earn points based on purchasing activity. As customers accumulate points and reach point thresholds, points are converted to awards that may be used to purchase merchandise in stores or online. Points expire if a loyalty account is inactive for a certain period of time, while awards expire if unused after approximately three months. We allocate revenue to points earned on qualifying purchases and defer recognition until the awards are redeemed.

The amount of revenue deferred is based on the relative stand-alone selling price method, which includes an estimate for points and awards not expected to be redeemed based on historical experience.
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
Interest Rate Risk
Our investment portfolio primarily consists of interest-bearing instruments that are classified as cash and cash equivalents based on their original maturities. Our investment portfolio is maintained in accordance with our investment policy, which specifies permitted types of investments, specifies credit quality standards and maturity profiles and limits credit exposure to any single issuer. The primary objective of our investment activities is the preservation of principal, the maintenance of liquidity and the maximization of interest income while minimizing risk. Our investment portfolio is primarily composed of U.S. government obligations, U.S. Treasury and AAA-rated money market funds, commercial paper and bank deposits. Given the short-term nature and quality of investments in our portfolio, we do not believe there is any material risk to principal associated with increases or decreases in interest rates.
All of our Long-term Debt as of January 28, 2023 has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. Our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows.
Concentration of Credit Risk
We maintain cash and cash equivalents and derivative contracts with various major financial institutions. We monitor the relative credit standing of financial institutions with whom we transact and limit the amount of credit exposure with any one entity. Our investment portfolio is primarily composed of U.S. government obligations, U.S. Treasury and AAA-rated money market funds, commercial paper and bank deposits. We also periodically review the relative credit standing of franchise, license and wholesale partners and other entities to which we grant credit terms in the normal course of business.
Fair Value of Financial Instruments
As of January 28, 2023, we believe that the carrying values of Accounts Receivable, Accounts Payable and Accrued Expenses approximate fair value because of their short maturity.

The following table provides a summary of the principal value and estimated fair value of outstanding Long-term Debt as of January 28, 2023 and January 29, 2022:

	January 28, 2023	January 29, 2022
	(in millions)
Principal Value	$4,915	$4,915
Fair Value, Estimated (a)	4,707	5,493
________________
(a)The estimated fair values are based on reported transaction prices and are not necessarily indicative of the amounts that we could realize in a current market exchange.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
BATH & BODY WORKS, INC.
Our fiscal year ends on the Saturday nearest to January 31. Fiscal years are designated in the Consolidated Financial Statements and Notes by the calendar year in which the fiscal year commences. The results for 2022, 2021 and 2020 refer to the 52-week periods ended January 28, 2023, January 29, 2022 and January 30, 2021, respectively.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 28, 2023. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).
Based on our assessment and the COSO criteria, management believes that the Company maintained effective internal control over financial reporting as of January 28, 2023.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. Ernst & Young LLP’s report appears on the following page and expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of January 28, 2023.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Bath & Body Works, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Bath & Body Works, Inc.’s internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Bath & Body Works, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 28, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Bath & Body Works, Inc. as of January 28, 2023 and January 29, 2022 and the related consolidated statements of income, comprehensive income, total equity (deficit), and cash flows for each of the three years in the period ended January 28, 2023, and the related notes and our report dated March 17, 2023 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Grandview Heights, Ohio
March 17, 2023

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Bath & Body Works, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bath & Body Works, Inc. (the Company) as of January 28, 2023 and January 29, 2022, the related consolidated statements of income, comprehensive income, total equity (deficit), and cash flows for each of the three years in the period ended January 28, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 28, 2023 and January 29, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 17, 2023 expressed an unqualified opinion thereon.
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

Loyalty Program

Description of the Matter	The Company launched its loyalty program nationwide during the third quarter of 2022, which offers members the ability to earn points and redeem awards. As described in Note 1 to the consolidated financial statements, revenue from the loyalty program is recognized when the members redeem awards or points expire unused. The Company allocates revenue to points earned on qualifying purchases and defers recognition until the awards are redeemed. The amount of revenue deferred is based on the relative standalone selling price method, which includes an estimate for points and awards not expected to be redeemed based on historical experience.

Auditing the Company’s estimate of loyalty deferred revenue was complex as the calculation involved management’s assumptions, such as the standalone selling price and expected redemption rate, which drive the revenue deferral.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s estimation process and controls supporting the measurement and recognition of the amount of loyalty revenue deferred. This included testing controls over management’s review of the assumptions and other inputs used in the estimation and the completeness and accuracy of issuance and redemption data used in the calculation.

Our audit procedures included, among others, evaluating the methodology used, analyzing the significant assumptions discussed above, and testing the accuracy and completeness of the underlying data used in management’s calculation. To test the standalone selling price per award, we validated that the price per award was appropriate based on purchases by loyalty members. To audit the redemption rate, we tested redemption activity and compared the results of that testing to the redemption rate used by management in its estimate. We also considered recent trends in redemption activity and the impact on the redemption rate. In addition, we performed sensitivity analyses of significant assumptions to evaluate the change in the deferral amounts.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2003.
Grandview Heights, Ohio
March 17, 2023

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions except per share amounts)

	2022	2021	2020
Net Sales	$7,560	$7,882	$6,434
Costs of Goods Sold, Buying and Occupancy	(4,305)	(4,027)	(3,338)
Gross Profit	3,255	3,855	3,096
General, Administrative and Store Operating Expenses	(1,879)	(1,846)	(1,492)
Operating Income	1,376	2,009	1,604
Interest Expense	(348)	(388)	(432)
Other Income (Loss)	17	(198)	(50)
Income from Continuing Operations Before Income Taxes	1,045	1,423	1,122
Provision for Income Taxes	251	348	257
Net Income from Continuing Operations	794	1,075	865
Income (Loss) from Discontinued Operations, Net of Tax	6	258	(21)
Net Income	$800	$1,333	$844

Net Income (Loss) per Basic Share
Continuing Operations	$3.43	$4.00	$3.11
Discontinued Operations	0.03	0.96	(0.07)
Total Net Income per Basic Share	$3.45	$4.96	$3.04

Net Income (Loss) per Diluted Share
Continuing Operations	$3.40	$3.94	$3.07
Discontinued Operations	0.03	0.95	(0.07)
Total Net Income per Diluted Share	$3.43	$4.88	$3.00

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	2022	2021	2020
Net Income	$800	$1,333	$844
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(2)	2	(3)
Reclassification of Currency Translation to Earnings	—	—	36
Unrealized Gain (Loss) on Cash Flow Hedges	2	1	(2)
Reclassification of Cash Flow Hedges to Earnings	(2)	2	—
Total Other Comprehensive Income (Loss), Net of Tax	(2)	5	31
Total Comprehensive Income	$798	$1,338	$875

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)

	January 28, 2023	January 29, 2022
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,232	$1,979
Accounts Receivable, Net	226	240
Inventories	709	709
Other	99	81
Total Current Assets	2,266	3,009
Property and Equipment, Net	1,193	1,009
Operating Lease Assets	1,050	1,021
Goodwill	628	628
Trade Name	165	165
Deferred Income Taxes	37	45
Other Assets	155	149
Total Assets	$5,494	$6,026
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$455	$435
Accrued Expenses and Other	673	651
Current Operating Lease Liabilities	177	170
Income Taxes	74	34
Total Current Liabilities	1,379	1,290
Deferred Income Taxes	168	157
Long-term Debt	4,862	4,854
Long-term Operating Lease Liabilities	1,014	989
Other Long-term Liabilities	276	253
Shareholders’ Equity (Deficit):
Preferred Stock—$1.00 par value; 10 shares authorized; none issued	—	—
Common Stock—$0.50 par value; 1,000 shares authorized; 244 and 269 shares issued; 229 and 254 shares outstanding, respectively	122	134
Paid-in Capital	817	893
Accumulated Other Comprehensive Income	78	80
Retained Earnings (Accumulated Deficit)	(2,401)	(1,803)
Less: Treasury Stock, at Average Cost; 15 and 15 shares, respectively	(822)	(822)
Total Shareholders’ Equity (Deficit)	(2,206)	(1,518)
Noncontrolling Interest	1	1
Total Equity (Deficit)	(2,205)	(1,517)
Total Liabilities and Equity (Deficit)	$5,494	$6,026

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions except per share amounts)

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, February 1, 2020	277	$142	$847	$52	$(2,182)	$(358)	$4	$(1,495)
Net Income	—	—	—	—	844	—	—	844
Other Comprehensive Income	—	—	—	31	—	—	—	31
Total Comprehensive Income	—	—	—	31	844	—	—	875
Cash Dividends ($0.30 per share)	—	—	—	—	(83)	—	—	(83)
Share-based Compensation and Other	1	1	44	—	—	—	(3)	42
Balance, January 30, 2021	278	$143	$891	$83	$(1,421)	$(358)	$1	$(661)
Net Income	—	—	—	—	1,333	—	—	1,333
Other Comprehensive Income	—	—	—	5	—	—	—	5
Total Comprehensive Income	—	—	—	5	1,333	—	—	1,338
Victoria's Secret Spin-Off	—	—	—	(8)	(175)	—	—	(183)
Cash Dividends ($0.45 per share)	—	—	—	—	(120)	—	—	(120)
Repurchases of Common Stock	(28)	—	—	—	—	(1,964)	—	(1,964)
Treasury Share Retirement	—	(11)	(69)	—	(1,420)	1,500	—	—
Share-based Compensation and Other	4	2	71	—	—	—	—	73
Balance, January 29, 2022	254	$134	$893	$80	$(1,803)	$(822)	$1	$(1,517)
Net Income	—	—	—	—	800	—	—	800
Other Comprehensive Loss	—	—	—	(2)	—	—	—	(2)
Total Comprehensive Income	—	—	—	(2)	800	—	—	798
Cash Dividends ($0.80 per share)	—	—	—	—	(186)	—	—	(186)
Repurchases of Common Stock	(7)	—	—	—	—	(312)	—	(312)
Accelerated Share Repurchase Program	(20)	—	—	—	—	(1,000)	—	(1,000)
Treasury Share Retirement	—	(13)	(87)	—	(1,212)	1,312	—	—
Share-based Compensation and Other	2	1	11	—	—	—	—	12
Balance, January 28, 2023	229	$122	$817	$78	$(2,401)	$(822)	$1	$(2,205)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	2022	2021	2020
Operating Activities
Net Income	$800	$1,333	$844
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation of Long-lived Assets	221	363	521
Loss on Extinguishment of Debt	—	195	53
Share-based Compensation Expense	38	46	50
Deferred Income Taxes	17	45	33
Victoria's Secret Asset Impairment Charges	—	—	254
Gain from Victoria's Secret Hong Kong Store Closure and Lease Termination	—	—	(39)
Gain Related to Formation of Victoria's Secret U.K. Joint Venture	—	—	(54)
Changes in Assets and Liabilities:
Accounts Receivable	11	(64)	38
Inventories	—	(177)	3
Accounts Payable, Accrued Expenses and Other	44	(86)	166
Income Taxes Payable	39	(72)	(43)
Other Assets and Liabilities	(26)	(91)	213
Net Cash Provided by Operating Activities	$1,144	$1,492	$2,039

Investing Activities
Capital Expenditures	$(328)	$(270)	$(228)
Other Investing Activities	—	11	9
Net Cash Used for Investing Activities	$(328)	$(259)	$(219)

Financing Activities
Proceeds from Issuance of Long-term Debt, Net of Issuance Costs	$—	$—	$2,218
Payments of Long-term Debt	—	(1,716)	(1,307)
Borrowing from revolving credit agreement	—	—	950
Repayment of revolving credit agreement	—	—	(950)
Proceeds from Spin-Off of Victoria's Secret & Co.	—	976	—
Transfers and Payments to Victoria's Secret & Co. related to Spin-Off	(25)	(376)	—
Net Repayments of Victoria's Secret Foreign Facilities	—	—	(155)
Repurchases of Common Stock	(1,312)	(1,964)	—
Dividends Paid	(186)	(120)	(83)
Proceeds from Stock Option Exercises	6	83	8
Tax Payments related to Share-based Awards	(32)	(59)	(12)
Payments of Finance Lease Obligations	(9)	(12)	(53)
Other Financing Activities	(4)	—	(6)
Net Cash Provided by (Used for) Financing Activities	$(1,562)	$(3,188)	$610

Effects of Exchange Rate Changes on Cash and Cash Equivalents	$(1)	$1	$4
Net Increase (Decrease) in Cash and Cash Equivalents	(747)	(1,954)	2,434
Cash and Cash Equivalents, Beginning of Year	1,979	3,933	1,499
Cash and Cash Equivalents, End of Year	$1,232	$1,979	$3,933
_______________
The cash flows related to discontinued operations have not been segregated. Accordingly, the Consolidated Statements of Cash Flows include the results from continuing and discontinued operations.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Bath & Body Works, Inc. (the "Company") is an omnichannel retailer that sells merchandise through its Company-operated retail stores in the United States of America ("U.S.") and Canada, and through its websites and other channels, under the Bath & Body Works, White Barn and other brand names. The Company's international business is primarily conducted through franchise, license and wholesale partners. The Company operates as and reports a single segment that includes all of its continuing operations.
On August 2, 2021, the Company completed the tax-free spin-off of its Victoria's Secret business, which included the Victoria's Secret and PINK brands, into an independent publicly traded company (the "Separation"). Accordingly, the operating results of, and fees to separate, the Victoria's Secret business are reported in Income (Loss) from Discontinued Operations, Net of Tax in the Consolidated Statements of Income for all periods presented. All amounts and disclosures included in the Notes to Consolidated Financial Statements reflect only the Company's continuing operations unless otherwise noted. For additional information, see Note 2, "Discontinued Operations."
On August 2, 2021, in connection with the Separation, the Company changed its name from L Brands, Inc. to Bath & Body Works, Inc. Additionally, starting August 3, 2021, the Company's common stock began trading on the New York Stock Exchange (the "NYSE") under the stock symbol "BBWI."
Fiscal Year
The Company's fiscal year ends on the Saturday nearest to January 31. As used herein, “2022," "2021," and “2020” refer to the 52-week periods ended January 28, 2023, January 29, 2022 and January 30, 2021, respectively.
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
Concentration of Credit Risk
The Company maintains cash and cash equivalents and derivative contracts with various major financial institutions. The Company monitors the relative credit standing of financial institutions with whom the Company transacts and limits the amount of credit exposure with any one entity. The Company’s investment portfolio is primarily composed of U.S. government obligations, U.S. Treasury and AAA-rated money market funds, commercial paper and bank deposits.
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

Advertising Costs
Advertising and marketing costs are expensed at the time the promotion first appears in media, in the store or when the advertising is mailed. Advertising and marketing costs totaled $166 million for 2022, $166 million for 2021 and $112 million for 2020.
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
Goodwill is reviewed for impairment at the reporting unit level each year in the fourth quarter and may be reviewed more frequently if certain events occur or circumstances change. The Company has the option to either first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit's fair value is less than its carrying value (including goodwill), or to proceed directly to the quantitative assessment which requires a comparison of a reporting unit's fair value to its carrying value (including goodwill). If the Company determines that the fair value of a reporting unit is less than its carrying value, it recognizes an impairment charge equal to the difference, not to exceed the total amount of goodwill allocated to a reporting unit. The Company's reporting units are determined in accordance with the provisions of Accounting Standards Codification ("ASC") 350, Intangibles - Goodwill and Other.
The Bath & Body Works Trade Name is an intangible asset with an indefinite life that is reviewed for impairment each year in the fourth quarter, and may be reviewed more frequently if certain events occur or circumstances change. The Company has the option to either first perform a qualitative assessment to determine whether it is more likely than not that the Trade Name is impaired, or to proceed directly to the quantitative assessment which requires a comparison of the fair value of the trade name to its carrying value. To determine if the fair value of the Trade Name is less than its carrying amount, the Company will estimate the fair value, usually determined by the relief from royalty method under the income approach, and compare that value with its carrying amount. If the carrying value of the Trade Name exceeds its fair value, the Company recognizes an impairment charge equal to the difference.
Foreign Currency Translation
The functional currency of the Company’s foreign operations is generally the applicable local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect as of the balance sheet date, while revenues and expenses are translated at the average exchange rates for the period. The Company’s resulting translation adjustments are recorded as a component of Accumulated Other Comprehensive Income in Shareholders’ Equity (Deficit). Accumulated foreign currency translation adjustments are reclassified to Net Income when realized upon sale or upon complete, or substantially complete, liquidation of the investment in the foreign entity.
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
Easton Investments
The Company has land and other investments in Easton, a planned community in Columbus, Ohio, that integrates office, hotel, retail, residential and recreational space. These investments, totaling $124 million as of January 28, 2023 and $126 million as of January 29, 2022, are recorded in Other Assets on the Consolidated Balance Sheets.
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

Fair Value
The authoritative guidance included in ASC 820, Fair Value Measurement, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. This authoritative guidance further establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
•Level 1 - Quoted market prices in active markets for identical assets or liabilities.
•Level 2 - Observable inputs other than quoted market prices included in Level 1, such as quoted prices of similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
•Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
The Company estimates the fair value of financial instruments, Property and Equipment, Net, Goodwill and its Trade Name in accordance with the provisions of ASC 820.
Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, taxes currently payable or refundable are accrued, and deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for realizable operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the Company’s Consolidated Statements of Income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.
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

Share-based Compensation
The Company recognizes all share-based payments to associates and directors as compensation cost over the service period based on their estimated fair value on the date of grant. The Company estimates award forfeitures at the time awards are granted and adjusts, if necessary, in subsequent periods based on historical experience and expected future forfeitures.  As part of the Company's determination of award fair value, it assesses the impact of material nonpublic information on the share price at the time of grant. There were no such fair value adjustments to awards granted in any period presented.
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
The Company offers a loyalty program that allows customers to earn points based on purchasing activity. As customers accumulate points and reach point thresholds, points are converted to awards that may be used to purchase merchandise in stores or online. Points expire if a loyalty account is inactive for a certain period of time, while awards expire if unused after approximately three months. The Company allocates revenue to points earned on qualifying purchases and defers recognition until the awards are redeemed. The amount of revenue deferred is based on the relative stand-alone selling price method, which includes an estimate for points and awards not expected to be redeemed based on historical experience.
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
Costs of Goods Sold, Buying and Occupancy
The Company’s Costs of Goods Sold include merchandise costs, net of discounts and allowances, freight and inventory shrinkage. The Company’s Buying and Occupancy expenses primarily include payroll, benefit costs and operating expenses for its buying departments and distribution network; and rent, common area maintenance, real estate taxes, utilities, maintenance, fulfillment expenses and depreciation for the Company’s stores, warehouse and fulfillment facilities, and equipment.
General, Administrative and Store Operating Expenses
The Company’s General, Administrative and Store Operating Expenses primarily include payroll and benefit costs for its store-selling and administrative departments (including corporate functions), marketing, advertising and other selling and operating expenses not specifically categorized elsewhere in the Consolidated Statements of Income.
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

Recently Issued Accounting Pronouncements
The Company did not adopt any new accounting standards in 2022 that had a material impact on its consolidated results of operations, financial position or cash flows. In addition, as of March 17, 2023, there are no new accounting standards that the Company has not yet adopted that are expected to have a material impact on its consolidated results of operations, financial position or cash flows.
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
In the third quarter of 2021, the Company recognized a net reduction to Retained Earnings (Accumulated Deficit) of $175 million as a result of the Separation, primarily related to the transfer of certain assets and liabilities associated with its Victoria's Secret business to Victoria's Secret & Co., net of the $976 million of cash payments received from Victoria's Secret & Co. in connection with the Separation. Assets transferred to Victoria's Secret & Co. included Cash and Cash Equivalents of $282 million held by Victoria's Secret subsidiaries on the Distribution Date. Additionally, during 2021, the Company made payments of $94 million to Victoria's Secret & Co. following the Separation for costs incurred prior to the Distribution Date. Further, the Company reclassified out of Accumulated Other Comprehensive Income $8 million of accumulated foreign currency translation adjustments related to the Victoria's Secret business.
In connection with the Separation, the Company entered into several agreements with Victoria's Secret & Co. that govern the relationship of the parties following the Separation, including the Separation and Distribution Agreement, the Transition Services Agreements, the Tax Matters Agreement, the Employee Matters Agreement and the Domestic Transportation Services Agreement. Additionally, the Company has contingent obligations relating to certain lease payments under the current terms of noncancelable leases. For additional information, see Note 13, "Commitments and Contingencies."
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

	2022	2021
	(in millions)
Consideration Received	$74	$42
Costs Recognized	72	55

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

	2022	2021
	(in millions)
Consideration Received	$91	$46
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
The following table summarizes the significant line items included in Income (Loss) from Discontinued Operations, Net of Tax in the Consolidated Statements of Income:

	2022	2021	2020
	(in millions)
Net Sales	$—	$3,194	$5,413
Costs of Goods Sold, Buying and Occupancy	—	(1,841)	(3,842)
General, Administrative and Store Operating Expenses (a)	—	(975)	(1,595)
Interest Expense	—	(2)	(6)
Other Loss	—	(3)	—
Income (Loss) from Discontinued Operations Before Income Taxes	—	373	(30)
Provision (Benefit) for Income Taxes (b)	(6)	115	(9)
Income (Loss) from Discontinued Operations, Net of Tax	$6	$258	$(21)
_______________
(a)Fiscal 2021 includes Separation-related fees of $104 million. Prior to the Separation, these fees were reported in the Other category under the Company's previous segment reporting.
(b)Fiscal 2022 includes an adjustment to the previously recorded tax expense related to the Separation.
The cash flows related to discontinued operations have not been segregated. Accordingly, the 2021 and 2020 Consolidated Statements of Cash Flows include the results from continuing and discontinued operations. The Company did not report any cash flows from discontinued operations during 2022.
The following table summarizes significant non-cash operating items, Capital Expenditures and Financing Activities of discontinued operations included in the 2021 and 2020 Consolidated Statements of Cash Flows:

	2021	2020
	(in millions)
Significant Non-cash Operating Items:
Depreciation of Long-lived Assets	$158	$326
Share-based Compensation Expense	15	25
Deferred Income Taxes	3	16
Victoria's Secret Asset Impairment Charges	—	254
Gain from Victoria's Secret Hong Kong Store Closure and Lease Termination	—	(39)
Gain Related to Formation of Victoria's Secret U.K. Joint Venture	—	(54)
Capital Expenditures	(66)	(127)
Net Repayments of Victoria's Secret Foreign Facilities	—	(155)

3. Revenue Recognition
Accounts Receivable, Net from revenue-generating activities were $79 million as of January 28, 2023 and $64 million as of January 29, 2022. These accounts receivable primarily relate to amounts due from the Company's franchise, license and wholesale partners. Under these arrangements, payment terms are typically 45 to 75 days.
The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty points and awards, and direct channel shipments, which are all impacted by seasonal and holiday-related sales patterns. Deferred Revenue, which is recorded within Accrued Expenses and Other on the Consolidated Balance Sheets, was $195 million as of January 28, 2023 and $148 million as of January 29, 2022. The Company recognized $100 million as revenue in 2022 from amounts recorded as deferred revenue at the beginning of the Company's fiscal year.
The following table provides a disaggregation of Net Sales for 2022, 2021 and 2020:

	2022	2021	2020
	(in millions)
Stores - U.S. and Canada	$5,476	$5,709	$4,207
Direct - U.S. and Canada	1,745	1,890	2,003
International (a)	339	283	224
Total Net Sales	$7,560	$7,882	$6,434
_______________
(a)Results include royalties associated with franchised stores and wholesale sales.
The Company’s Net Sales outside of the U.S. include sales from Company-operated stores and its e-commerce site in Canada, royalties associated with franchised stores and wholesale sales. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company's Net Sales outside of the U.S. totaled $707 million in 2022, $626 million in 2021 and $471 million in 2020.
4. Earnings Per Share
Earnings per basic share is computed based on the weighted-average number of common shares outstanding. Earnings per diluted share includes the weighted-average effect of dilutive restricted stock units, performance share units and stock options (collectively, "Dilutive Awards") on the weighted-average common shares outstanding.
The following table provides the weighted-average shares utilized for the calculation of Basic and Diluted Earnings per Share for 2022, 2021 and 2020:

	2022	2021	2020
	(in millions)
Common Shares	247	282	286
Treasury Shares	(15)	(13)	(8)
Basic Shares	232	269	278
Effect of Dilutive Awards	1	4	3
Diluted Shares	233	273	281
Anti-dilutive Awards (a)	1	1	5
________________
(a)These awards were excluded from the calculation of Diluted Earnings per Share because their inclusion would have been anti-dilutive.

5. Inventories
The following table provides details of Inventories as of January 28, 2023 and January 29, 2022:

	January 28, 2023	January 29, 2022
	(in millions)
Finished Goods Merchandise	$538	$521
Raw Materials and Merchandise Components	171	188
Total Inventories	$709	$709

6. Long-Lived Assets
The following table provides details of Property and Equipment, Net as of January 28, 2023 and January 29, 2022:

	January 28, 2023	January 29, 2022
	(in millions)
Land and Improvements	$90	$89
Buildings and Improvements	306	301
Furniture, Fixtures, Software and Equipment	1,637	1,408
Leasehold Improvements	809	722
Construction in Progress	73	63
Total	2,915	2,583
Accumulated Depreciation and Amortization	(1,722)	(1,574)
Property and Equipment, Net	$1,193	$1,009
Depreciation expense from continuing operations was $221 million in 2022, $205 million in 2021 and $195 million in 2020.
The Company’s internationally-based long-lived assets, including operating lease assets, were $146 million as of January 28, 2023 and $116 million as of January 29, 2022.
7. Leases
The following table provides the components of lease cost for operating leases for 2022, 2021 and 2020:

	2022	2021	2020
	(in millions)
Operating Lease Costs	$238	$216	$223
Variable Lease Costs	107	108	59
Short-term Lease Costs	37	34	29
Total Lease Cost	$382	$358	$311
The following table provides future maturities of operating lease liabilities as of January 28, 2023:

Fiscal Year	(in millions)
2023	$235
2024	236
2025	222
2026	200
2027	156
Thereafter	369
Total Lease Payments	$1,418
Less: Interest	(227)
Present Value of Operating Lease Liabilities	$1,191
The Company accounts for all fixed consideration in a lease as a single lease component. Therefore, the payments used to measure the lease liability include fixed minimum rentals along with fixed operating costs such as common area maintenance and utilities.
As of January 28, 2023, the Company has additional operating lease commitments that have not yet commenced of $55 million.
The following table provides the weighted average remaining lease term and discount rate for operating lease liabilities as of January 28, 2023 and January 29, 2022:

	January 28, 2023	January 29, 2022
Weighted Average Remaining Lease Term (years)	6.6	6.9
Weighted Average Discount Rate	5.4%	5.4%
The following table provides supplemental cash flow information related to the Company's operating leases for 2022, 2021 and 2020:

	2022	2021	2020
	(in millions)
Cash paid for Operating Lease Liabilities (a)	$249	$245	$172
Lease Assets obtained as a result of new Lease Liabilities	207	209	204
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
8. Intangible Assets
Goodwill
The Company's Goodwill was $628 million as of January 28, 2023 and January 29, 2022.
The Company performed its qualitative goodwill impairment assessments as of January 28, 2023 and January 29, 2022 and determined that it was not more likely than not that fair value was less than carrying value (including goodwill) as of both dates.
Trade Name
The Company's Trade Name was $165 million as of January 28, 2023 and January 29, 2022.
The Company performed its impairment assessments of the Trade Name as of January 28, 2023 and January 29, 2022, utilizing the relief from royalty method under the income approach, and determined that its fair value was greater than its carrying value as of both dates.
9. Accrued Expenses and Other
The following table provides additional information about the composition of Accrued Expenses and Other as of January 28, 2023 and January 29, 2022:

	January 28, 2023	January 29, 2022
	(in millions)
Deferred Revenue, Principally from Gift Card Sales	$195	$148
Compensation, Payroll Taxes and Benefits	127	142
Interest	74	75
Taxes, Other than Income	35	39
Rent	41	47
Accrued Claims on Self-insured Activities	36	38
Other	165	162
Total Accrued Expenses and Other	$673	$651
10. Income Taxes
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
The following table provides the components of the Company’s provision for income taxes for 2022, 2021 and 2020:

	2022	2021	2020
	(in millions)
Current:
U.S. Federal	$180	$249	$178
U.S. State	48	53	52
Non-U.S.	8	4	10
Total	236	306	240
Deferred:
U.S. Federal	10	24	6
U.S. State	—	10	5
Non-U.S.	5	8	6
Total	15	42	17
Provision for Income Taxes	$251	$348	$257

The non-U.S. component of pre-tax income, arising principally from overseas operations, was income of $94 million, $110 million and $67 million for 2022, 2021 and 2020, respectively.
The following table provides the reconciliation between the statutory federal income tax rate and the effective tax rate for 2022, 2021 and 2020:

	2022	2021	2020
Federal Income Tax Rate	21.0%	21.0%	21.0%
State Income Taxes, Net of Federal Income Tax Effect	4.1%	4.2%	4.9%
Impact of Non-U.S. Operations	0.1%	0.1%	0.5%
Share-based Compensation	(0.7%)	(0.7%)	0.7%
Uncertain Tax Positions	(0.7%)	(0.5%)	(4.9%)
Other Items, Net	0.2%	0.4%	0.7%
Effective Tax Rate	24.0%	24.5%	22.9%
Deferred Taxes
Deferred tax assets and liabilities represent the future effects on income taxes resulting from temporary differences and carryforwards at the end of the respective year.
The following table provides the effect of temporary differences that cause deferred income taxes as of January 28, 2023 and January 29, 2022:

	January 28, 2023			January 29, 2022
	Assets	Liabilities	Total	Assets	Liabilities	Total
	(in millions)
Loss Carryforwards	$396	$—	$396	$405	$—	$405
Leases	275	(261)	14	275	(262)	13
Share-based Compensation	9	—	9	8	—	8
Property and Equipment	—	(139)	(139)	—	(105)	(105)
Trade Names	—	(38)	(38)	—	(38)	(38)
Other Assets	—	(62)	(62)	—	(62)	(62)
Other, Net	67	(14)	53	46	(16)	30
Valuation Allowance	(364)	—	(364)	(363)	—	(363)
Total Deferred Income Taxes	$383	$(514)	$(131)	$371	$(483)	$(112)

As of January 28, 2023, the Company had loss carryforwards of $396 million, of which $248 million had an indefinite carryforward. The remainder of the U.S. and non-U.S. carryforwards, if unused, will expire at various dates from 2023 through 2040 and 2030 through 2041, respectively. For certain jurisdictions where the Company has determined that it is more likely than not that the loss carryforwards will not be realized, a valuation allowance has been provided on those loss carryforwards as well as other net deferred tax assets.
Income tax payments were $188 million for 2022, $487 million for 2021 and $200 million for 2020.
Uncertain Tax Positions
The following table summarizes the activity related to the Company’s unrecognized tax benefits for U.S. federal, state and non-U.S. tax jurisdictions for 2022, 2021 and 2020, without interest and penalties:

	2022	2021	2020
	(in millions)
Gross Unrecognized Tax Benefits, as of the Beginning of the Fiscal Year	$147	$152	$88
Increases to Unrecognized Tax Benefits for Prior Years	14	5	7
Decreases to Unrecognized Tax Benefits for Prior Years	(12)	(12)	(50)
Increases to Unrecognized Tax Benefits as a Result of Current Year Activity	6	21	113
Decreases to Unrecognized Tax Benefits Relating to Settlements with Taxing Authorities	(2)	(3)	—
Decreases to Unrecognized Tax Benefits as a Result of a Lapse of the Applicable Statute of Limitations	(4)	(16)	(6)
Gross Unrecognized Tax Benefits, as of the End of the Fiscal Year	$149	$147	$152
Of the total gross unrecognized tax benefits, approximately $135 million, $132 million and $142 million, at January 28, 2023, January 29, 2022, and January 30, 2021, respectively, represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. These amounts are net of the offsetting tax effects from other tax jurisdictions.
Of the total unrecognized tax benefits, it is reasonably possible that $107 million could change in the next 12 months due to audit settlements, expiration of statute of limitations or other resolution of uncertainties. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in amounts which could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the period in which such matters are effectively settled.
The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. The Company recognized an income tax expense from interest and penalties of approximately $2 million for 2022, and income tax benefits of $2 million and $3 million in 2021 and 2020, respectively. The Company had accrued $10 million and $8 million for the payment of interest and penalties as of January 28, 2023 and January 29, 2022, respectively. Accrued interest and penalties are included within Other Long-term Liabilities on the Consolidated Balance Sheets.
The Company files U.S. federal income tax returns as well as income tax returns in various states and in non-U.S. jurisdictions. The Company is a participant in the Compliance Assurance Process ("CAP"), which is a program made available by the Internal Revenue Service ("IRS") to certain qualifying large taxpayers, under which participants work collaboratively with the IRS to identify and resolve potential tax issues through open, cooperative and transparent interaction prior to the annual filing of their federal income tax returns. The IRS is currently examining the Company's 2020, 2021 and 2022 consolidated U.S. federal income tax returns.
The Company is also subject to various state and local income tax examinations for the years 2017 to 2021. Finally, the Company is subject to multiple non-U.S. tax jurisdiction examinations for the years 2010 to 2021. In some situations, the Company determines that it does not have a filing requirement in a particular tax jurisdiction. Where no return has been filed, no statute of limitations applies. Accordingly, if a tax jurisdiction reaches a conclusion that a filing requirement does exist, additional years may be reviewed by the tax authority. The Company believes it has appropriately accounted for uncertainties related to this issue.

11. Long-term Debt and Borrowing Facilities
The following table provides the Company’s outstanding Long-term Debt balance, net of unamortized debt issuance costs and discounts, as of January 28, 2023 and January 29, 2022:

	January 28, 2023	January 29, 2022
	(in millions)
Senior Debt with Subsidiary Guarantee
$320 million, 9.375% Fixed Interest Rate Notes due July 2025 ("2025 Notes")	$317	$316
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 ("2027 Notes")	283	281
$500 million, 5.25% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	498	497
$500 million, 7.50% Fixed Interest Rate Notes due June 2029 ("2029 Notes")	491	489
$1 billion, 6.625% Fixed Interest Rate Notes due October 2030 ("2030 Notes")	991	990
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	993	992
$700 million, 6.75% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	694	694
Total Senior Debt with Subsidiary Guarantee	$4,267	$4,259
Senior Debt
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$349	$349
$247 million, 7.60% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	246	246
Total Senior Debt	$595	$595
Total Long-term Debt	$4,862	$4,854
The following table provides principal payments due on outstanding Long-term Debt in the next five fiscal years and the remaining years thereafter:

Fiscal Year	(in millions)
2023	$—
2024	—
2025	320
2026	297
2027	—
Thereafter	4,298
Cash paid for interest was $339 million in 2022, $354 million in 2021 and $415 million in 2020.
Repurchases of Notes
In April 2021, the Company redeemed the remaining $285 million of its outstanding 5.625% senior notes due February 2022 and $750 million of its outstanding 6.875% senior secured notes due July 2025. The Company recognized a pre-tax loss related to this extinguishment of debt of $105 million (after-tax loss of $80 million), which included the write-off of unamortized issuance costs. This loss is included in Other Income (Loss) in the 2021 Consolidated Statement of Income.
In September 2021, the Company completed the tender offers to purchase $270 million of its outstanding 5.625% senior notes due October 2023 (the "2023 Notes") and $180 million of its outstanding 2025 Notes for an aggregate purchase price of $532 million. Additionally, in October 2021, the Company redeemed the remaining $50 million of its outstanding 2023 Notes for an aggregate purchase price of $54 million. The Company recognized a pre-tax loss related to this extinguishment of debt of $89 million (after-tax loss of $68 million), which included the write-off of unamortized issuance costs. This loss is included in Other Income (Loss) in the 2021 Consolidated Statement of Income.
Asset-backed Revolving Credit Facility
The Company and certain of the Company's 100% owned subsidiaries guarantee and pledge collateral to secure an asset-backed revolving credit facility (“ABL Facility”). The ABL Facility, which allows borrowings and letters of credit in U.S. dollars or Canadian dollars, has aggregate commitments of $750 million and an expiration date in August 2026.
Availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on the Company's eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time, the outstanding amount under the ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitment, the Company is required to repay the outstanding amounts under the ABL Facility to the extent of such excess. As of January 28, 2023, the Company's borrowing base was $525 million and it had no borrowings outstanding under the ABL Facility.
The ABL Facility supports the Company’s letter of credit program. The Company had $16 million of outstanding letters of credit as of January 28, 2023 that reduced its availability under the ABL Facility. As of January 28, 2023, the Company's availability under the ABL Facility was $509 million.
As of January 28, 2023, the ABL Facility fees related to committed and unutilized amounts were 0.30% per annum, and the fees related to outstanding letters of credit were 1.25% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was the London Interbank Offered Rate plus 1.25% per annum. The interest rate on outstanding Canadian dollar-denominated borrowings was the Canadian Dollar Offered Rate plus 1.25% per annum.
The ABL Facility requires the Company to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (i) $70 million or (ii) 10% of the maximum borrowing amount. As of January 28, 2023, the Company was not required to maintain this ratio.
12. Fair Value Measurements
The following table provides a summary of the principal value and estimated fair value of outstanding Long-term Debt as of January 28, 2023 and January 29, 2022:

	January 28, 2023	January 29, 2022
	(in millions)
Principal Value	$4,915	$4,915
Fair Value, Estimated (a)	4,707	5,493
________________
(a)The estimated fair values are based on reported transaction prices which are considered Level 2 inputs in accordance with ASC 820. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.
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
Fair and Accurate Credit Transactions Act Cases
The Company was named as a defendant in three putative class actions: Smidga, et al. v. Bath & Body Works, LLC in the Allegheny County, Pennsylvania Court of Common Pleas; Dahlin v. Bath & Body Works, LLC in the Santa Barbara County, California Superior Court; and Blanco v. Bath & Body Works, LLC in the Cook County, Illinois Circuit Court. The complaints each allege that the Company violated the Fair and Accurate Credit Transactions Act by printing more than the last five digits of credit or debit card numbers on customers’ receipts and, among other things, seek statutory damages, attorneys’ fees and costs. Each of these cases are in the preliminary stages of litigation. The Company believes it has strong defenses to the claims and intends to continue to vigorously defend itself against the allegations and does not believe that the resolution of the cases, individually or in the aggregate, will have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
Settlement of Derivative Shareholder Actions
In 2021, certain of the Company's stockholders filed derivative lawsuits in Ohio and Delaware naming as defendants certain current and former directors and officers of the Company and alleging, among other things, breaches of fiduciary duty through asserted violations of law and failures to monitor workplace conduct (the "Lawsuits"). In July 2021, the Company announced the global settlement resolving the Lawsuits. In May 2022, the U.S. District Court of the Southern District of Ohio granted final approval of the settlement. Pursuant to the settlement terms, the Company committed to, among other things, invest $45 million over at least five years to fund certain management and governance measures required under the settlement agreement.

Lease Guarantees
In connection with the spin-off of Victoria's Secret & Co. and the disposal of a certain other business, the Company had remaining contingent obligations of $283 million as of January 28, 2023 related to lease payments under the current terms of noncancelable leases, primarily related to office space, expiring at various dates through 2037. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of these businesses. The Company's reserves related to these obligations were not significant for any period presented.
14. Retirement Benefits
The Company sponsors a tax-qualified defined contribution retirement plan for substantially all of its associates within the U.S. Participation is available to associates who meet certain age and service requirements. The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $35 million for 2022, $38 million for 2021 and $37 million for 2020.
15. Shareholders’ Equity (Deficit)
Common Stock Share Repurchases
The Company did not repurchase any shares of its common stock during 2020.
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
The Company repurchased the following shares of its common stock during 2021:

Repurchase Program	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in millions)	(in thousands)	(in millions)
March 2021 (a)	$500	6,996	$464	$66.30
July 2021 (a)	1,500	10,000	730	73.01
July 2021 (b)		11,234	770	68.53
Total		28,230	$1,964
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
On February 4, 2022, the Company delivered $1 billion to the ASR bank, and the bank delivered 14 million shares of common stock to the Company (the "Initial Shares"). Pursuant to the terms of the ASR, the Initial Shares represented 80% of the number of shares determined by dividing the $1 billion Company payment by the closing price of its common stock on February 2, 2022.

In May 2022, the Company received an additional 7 million shares of its common stock from the ASR bank for the final settlement of the ASR. The final number of shares of common stock delivered under the ASR was based generally upon a discount to the average daily Rule 10b-18 volume-weighted average price at which the shares of common stock traded during the regular trading sessions on the NYSE during the term of the repurchase period.
The Company repurchased the following shares of its common stock during 2022:

Repurchase Program	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in millions)	(in thousands)	(in millions)
February 2022	$1,500	6,401	$312	$48.77
February 2022 - Accelerated Share Repurchase Program		20,295	1,000	49.27
Total		26,696	$1,312
The February 2022 Program had $188 million of remaining authority as of January 28, 2023.
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
The Company paid the following dividends during 2022, 2021 and 2020:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2022
First Quarter	$0.20	$48
Second Quarter	0.20	46
Third Quarter	0.20	46
Fourth Quarter	0.20	46
2022 Total	$0.80	$186
2021
First Quarter	$—	$—
Second Quarter	0.15	42
Third Quarter	0.15	39
Fourth Quarter	0.15	39
2021 Total	$0.45	$120
2020
First Quarter	$0.30	$83
Second Quarter	—	—
Third Quarter	—	—
Fourth Quarter	—	—
2020 Total	$0.30	$83

On March 3, 2023, the Company paid its first quarter 2023 dividend of $0.20 per share to stockholders of record at the close of business on February 17, 2023.
16. Share-based Compensation
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
Under the Plans, 206 million options, restricted and unrestricted shares have been authorized to be granted to associates and directors. There were 14 million shares of common stock available for future issuance under the Plans as of January 28, 2023. In connection with the Separation, the maximum number of shares available for future issuance under the 2020 Plan and underlying outstanding awards under the Plans was equitably adjusted to prevent the dilution or enlargement of rights according to the terms of the Plans.
Income Statement Impacts
The following table provides share-based compensation expense included in the Consolidated Statements of Income for 2022, 2021 and 2020:

	2022	2021	2020
	(in millions)
Costs of Goods Sold, Buying and Occupancy	$14	$10	$9
General, Administrative and Store Operating Expenses	24	21	16
Total Share-based Compensation Expense	$38	$31	$25
The tax benefit associated with recognized share-based compensation expense was $7 million for 2022 and $10 million for 2021. The Company recognized incremental tax expense associated with share-based compensation of $8 million for 2020.
Victoria's Secret & Co. Spin-Off
In connection with Separation, the Company adjusted its outstanding share-based awards in accordance with the terms of the Employee Matters Agreement entered into at the time of the Separation. Adjustments to the underlying shares and terms of outstanding restricted stock units, performance share units and stock options were made to preserve the intrinsic value of the awards immediately before and after the Separation. The adjustment of the underlying shares and exercise prices, as applicable, was determined using a ratio based on the relative values of the Company's pre-Distribution stock price and the Company's post-Distribution stock price. Following the Separation, the adjusted outstanding awards continue to vest over their original vesting schedules. The Company did not recognize any incremental compensation cost related to the adjustment of outstanding awards. The historical disclosures relating to 2021 and 2020 reported below within this Note 16 have not been segregated between continuing and discontinued operations.
Restricted Stock Units and Performance Share Units
The following table provides the Company’s restricted stock unit and performance share unit activity on a combined basis for the year ended January 28, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested as of January 29, 2022	4,099	$22.92
Granted	1,702	44.73
Vested	(1,795)	21.44
Cancelled	(1,687)	16.63
Unvested as of January 28, 2023	2,319	$44.65

The fair value of restricted stock unit and performance share unit awards is generally based on the market value of the Company's common stock on the grant date adjusted for anticipated dividend yields. The weighted-average estimated fair value of awards granted was $44.73 per share for 2022, $52.91 per share for 2021 and $17.05 per share for 2020.
The Company’s total intrinsic value of awards that vested was $88 million for 2022, $137 million for 2021 and $33 million for 2020. The Company’s total fair value at grant date of awards that vested was $36 million for 2022, $75 million for 2021 and $89 million for 2020.
Tax benefits realized from tax deductions associated with awards that vested were $14 million for 2022, $36 million for 2021 and $8 million for 2020.
As of January 28, 2023, there was $50 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock and performance share units. This cost is expected to be recognized over a weighted-average period of 1.5 years.
Stock Options
The fair value of stock options granted is determined using the Black-Scholes option-pricing model. The determination of the fair value of options is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company's expected stock price volatility over the term of the awards and projected employee stock option exercise behaviors. The Company's stock option activity, including stock options granted, exercised or cancelled, was not significant for the fiscal year ended January 28, 2023.
As of January 28, 2023, there was less than $1 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options. As of January 28, 2023, there were less than 1 million outstanding stock options, the majority of which were fully vested, with a total intrinsic value of $5 million.
17. Quarterly Financial Data (Unaudited)
The following table provides summarized quarterly financial data for 2022:

	Fiscal Quarter Ended
	April 30, 2022	July 30, 2022	October 29, 2022	January 28, 2023
	(in millions except per share data)
Net Sales	$1,450	$1,618	$1,604	$2,889
Gross Profit	669	660	678	1,250
Operating Income	280	242	202	653
Income from Continuing Operations Before Income Taxes	192	158	119	576

Net Income from Continuing Operations	155	120	91	428
Income from Discontinued Operations, Net of Tax	—	—	—	6
Net Income	$155	$120	$91	$434

Net Income per Basic Share (a)
Continuing Operations	$0.65	$0.52	$0.40	$1.87
Discontinued Operations	—	—	—	0.03
Total Net Income per Basic Share	$0.65	$0.52	$0.40	$1.90

Net Income per Diluted Share (a)
Continuing Operations	$0.64	$0.52	$0.40	$1.86
Discontinued Operations	—	—	—	0.03
Total Net Income per Diluted Share	$0.64	$0.52	$0.40	$1.89
 ________________
(a)Due to changes in stock prices during the year and timing of issuances of shares, the cumulative total of quarterly net income per share amounts may not equal the net income per share for the year.

The following table provides summarized quarterly financial data for 2021:

	Fiscal Quarter Ended
	May 1, 2021 (a)	July 31, 2021	October 30, 2021 (b)	January 29, 2022 (c)
	(in millions except per share data)
Net Sales	$1,470	$1,704	$1,681	$3,027
Gross Profit	742	828	839	1,446
Operating Income	337	384	409	879
Income from Continuing Operations Before Income Taxes	119	287	227	790

Net Income from Continuing Operations	91	215	177	592
Net Income (Loss) from Discontinued Operations, Net of Tax	186	159	(89)	2
Net Income	$277	$374	$88	$594

Net Income (Loss) per Basic Share (d)
Continuing Operations	$0.32	$0.78	$0.67	$2.31
Discontinued Operations	0.67	0.58	(0.34)	0.01
Total Net Income per Basic Share	$0.99	$1.36	$0.33	$2.31

Net Income (Loss) per Diluted Share (d)
Continuing Operations	$0.32	$0.77	$0.66	$2.27
Discontinued Operations	0.66	0.57	(0.33)	0.01
Total Net Income per Diluted Share	$0.97	$1.34	$0.33	$2.28
 ________________
(a)Net Income from Continuing Operations includes the effect of a $105 million pre-tax loss ($80 million after-tax) associated with the early extinguishment of outstanding notes.
(b)Net Income from Continuing Operations includes the effect of an $89 million pre-tax loss ($68 million after-tax) associated with the early extinguishment of outstanding notes.
(c)Operating Income includes the effect of a pre-tax loss related to the write-off of inventory that was destroyed by a tornado at a vendor’s factory of $9 million ($7 million after-tax).
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
Management’s Report on Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting as of January 28, 2023 is set forth in Item 8. Financial Statements and Supplementary Data.
Attestation Report of the Registered Public Accounting Firm. The Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting as of January 28, 2023 is set forth in Item 8. Financial Statements and Supplementary Data.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the fourth quarter 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information required by Item 10 of Part III regarding our directors, executive officers and corporate governance is included in our Proxy Statement related to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference. Information regarding compliance with Section 16(A) of the Exchange Act is included in our Proxy Statement related to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
The Company has a written Code of Conduct that applies to the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer) and others. The Code of Conduct is available on the Company's website at www.bbwinc.com (accessible by clicking on the "Investors" link on the main page followed by the "Corporate Governance" and "Governance Materials" link), and a printed copy will be delivered free of charge on request by writing to the Corporate Secretary of the Company at Three Limited Parkway, Columbus, Ohio 43230, c/o Chief Legal Officer. Any amendments to, or waivers from, a provision of the Company's Code of Conduct that applies to the Company's Principal Executive Officer and Principal Financial and Accounting Officer and that relates to any element of the code of ethics enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on the Company's website at www.bbwinc.com.
ITEM 11. EXECUTIVE COMPENSATION.
Information required by Item 11 of Part III regarding executive compensation is included in our Proxy Statement related to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information required by Item 12 of Part III regarding the security ownership of certain beneficial owners and management is included in our Proxy Statement related to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
The following table summarizes share and exercise price information about Bath & Body Works, Inc.'s equity compensation plans as of January 28, 2023:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
Stock Incentive Plans (1)	3,062,994	$47.44	(2)	14,148,371
Associate Stock Purchase Plan	—	—		2,400,000
Equity compensation plans not approved by security holders	—	—		—
Total	3,062,994	$47.44		16,548,371
________________
(1)Includes the following plans: the 2020 Stock Option and Performance Incentive Plan; the 2015 Stock Option and Performance Incentive Plan (the “2015 Plan”); and the 2011 Stock Option and Performance Incentive Plan (the “2011 Plan”). There are no shares remaining available for grant under the 2015 Plan or the 2011 Plan.
(2)Does not include outstanding rights to receive shares of the Company's common stock upon the vesting of restricted share or performance share units.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
Information required by Item 13 of Part III regarding certain relationships and related transactions is included in our Proxy Statement related to our 2023 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Information required by Item 14 of Part III regarding principal accountant fees and services is included in our Proxy Statement related to our 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Consolidated Financial Statements

The following consolidated financial statements of Bath & Body Works, Inc. are filed as part of this report under Item 8. Financial Statements and Supplementary Data:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income

Consolidated Balance Sheets

Consolidated Statements of Total Equity (Deficit)

Consolidated Statements of Cash Flows

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

4.4
Indenture dated as of February 19, 2003 between the Company and The Bank of New York, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-4 (Reg. No. 333-104633) filed on April 18, 2003.

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

4.11
Ninth Supplemental Indenture dated as of January 30, 2015 among the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, as trustee, incorporated by reference to Exhibit 4.16 to the Company’s Registration Statement on Form S-4 (Reg. No. 333-209114) filed on January 25, 2016.

4.12
Indenture dated as of October 30, 2015 among the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 3, 2015.

4.13
Indenture, dated as of June 16, 2016, between the Company and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 16, 2016.

4.14
First Supplemental Indenture dated as of June 16, 2016 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 16, 2016.

4.15
Second Supplemental Indenture dated as of January 23, 2018 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated January 23, 2018.

4.16
Indenture dated as of June 18, 2018 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.25 to the Company's Registration Statement on Form S-4 (Reg. No. 333-227288) filed on September 11, 2018.

4.17
Supplemental Indenture No. 1 dated as of June 29, 2018 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.26 to the Company's Registration Statement on Form S-4 (Reg. No. 333-227288) filed on September 11, 2018.

4.18
Third Supplemental Indenture dated as of June 20, 2019 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated June 24, 2019.

4.19
Fourth Supplemental Indenture dated as of June 30, 2019 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2019.

4.20
Tenth Supplemental Indenture dated as of June 30, 2019 among the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2019.

4.21
Indenture dated as of June 18, 2020 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 18, 2020.

4.22
Indenture dated as of June 18, 2020 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated June 18, 2020.

4.23
Indenture dated as of September 30, 2020 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 30, 2020.

4.24
Eleventh Supplemental Indenture dated as of October 16, 2020 among the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 19, 2020.

4.25	Description of the Registrant's Securities.

4.26
Twelfth Supplemental Indenture dated as of August 2, 2021 among the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.26 to the Company’s Annual Report on Form 10-K for the year ended January 29, 2022.

4.27
First Supplemental Indenture dated as of August 2, 2021 among the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.27 to the Company’s Annual Report on Form 10-K for the year ended January 29, 2022.

4.28
First Supplemental Indenture dated as of August 2, 2021 among the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.28 to the Company’s Annual Report on Form 10-K for the year ended January 29, 2022.

4.29
Fifth Supplemental Indenture dated as of August 2, 2021 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.29 to the Company’s Annual Report on Form 10-K for the year ended January 29, 2022.

4.30
Second Supplemental Indenture dated as of August 2, 2021 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.30 to the Company’s Annual Report on Form 10-K for the year ended January 29, 2022.

4.31
First Supplemental Indenture dated as of August 2, 2021 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.31 to the Company’s Annual Report on Form 10-K for the year ended January 29, 2022.

4.32
First Supplemental Indenture dated as of August 2, 2021 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.32 to the Company’s Annual Report on Form 10-K for the year ended January 29, 2022.

4.33
First Supplemental Indenture dated as of August 2, 2021 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.33 to the Company’s Annual Report on Form 10-K for the year ended January 29, 2022.

4.34
Second Supplemental Indenture dated as of November 17, 2021 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.34 to the Company’s Annual Report on Form 10-K for the year ended January 29, 2022.

4.35
Second Supplemental Indenture dated as of November 17, 2021 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.35 to the Company’s Annual Report on Form 10-K for the year ended January 29, 2022.

4.36
Second Supplemental Indenture dated as of November 17, 2021 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.36 to the Company’s Annual Report on Form 10-K for the year ended January 29, 2022.

4.37
Thirteenth Supplemental Indenture dated as of November 17, 2021 among the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.37 to the Company’s Annual Report on Form 10-K for the year ended January 29, 2022.

10.	Material Contracts.

10.1	Form of Indemnification Agreement between the Company and the directors and executive officers of the Company.**

10.2	2011 Stock Option and Performance Incentive Plan incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.**

10.3	2015 Stock Option and Performance Incentive Plan, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-206787) filed on September 4, 2015.**

10.4
2015 Stock Option and Performance Incentive Plan Terms and Conditions of Restricted Share Unit Grant, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2015.**

10.5
2015 Stock Option and Performance Incentive Plan Terms and Conditions of Stock Option Grant, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2015.**

10.6	2020 Stock Option and Performance Incentive Plan, incorporated by reference to Appendix C to the Company's Proxy Statement dated April 2, 2020.**

10.7
2020 Stock Option and Performance Incentive Plan Restricted Share Unit Award Agreement (Form of Associate Award), incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2021.**

10.8
2020 Stock Option and Performance Incentive Plan Performance Share Unit Award Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2021.**

10.9
2020 Stock Option and Performance Incentive Plan Stock Option Award Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2021.**

10.10
2020 Stock Option and Performance Incentive Plan Restricted Share Unit Award Agreement between the Company and Sarah Nash, dated as of March 11, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 11, 2022.**

10.11	2020 Stock Option and Performance Incentive Plan Restricted Share Unit Award Agreement (Form of Director Award Agreement).**

10.12
Amended and Restated 2015 Cash Incentive Compensation Performance Plan, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 29, 2022.**

10.13	Associate Stock Purchase Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 13, 2022.**

10.14	Offer Letter between the Company and Gina Boswell, dated as of November 1, 2022.**

10.15	Confidentiality, Non-Competition and Intellectual Property Agreement between the Company and Gina Boswell, dated as of December 1, 2022.**

10.16	Executive Severance Agreement between the Company and Gina Boswell, dated as of December 1, 2022.**

10.17
Executive Letter Agreement between the Company and Wendy Arlin, dated August 2, 2021, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2021.**

10.18	Confidentiality, Non-Competition and Intellectual Property Agreement between the Company and Wendy Arlin, dated as of May 12, 2021.**

10.19
Executive Severance Agreement between the Company and Wendy Arlin, dated as of May 13, 2022, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2022.**

10.20
Executive Retention Agreement between the Company and Wendy Arlin, dated as of May 13, 2022, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2022.**

10.21
Executive Employment Agreement between Bath and Body Works, LLC and Deon Riley, dated February 4, 2021, incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended January 30, 2021.**

10.22	Confidentiality, Non-Competition and Intellectual Property Agreement between the Company and Deon Riley, dated as of December 7, 2020.**

10.23
Executive Severance Agreement between the Company and Deon Riley, dated as of May 13, 2022, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2022.**

10.24
Executive Retention Agreement between the Company and Deon Riley, dated as of May 13, 2022, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2022.**

10.25
Executive Employment Agreement between Bath & Body Works, LLC and Julie Rosen, dated as of February 3, 2021, incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended January 30, 2021.**

10.26	Confidentiality, Non-Competition and Intellectual Property Agreement between the Company and Julie Rosen, dated as of July 23, 2020.**

10.27
Executive Severance Agreement between the Company and Julie Rosen, dated as of May 13, 2022, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2022.**

10.28
Executive Retention Agreement between the Company and Julie Rosen, dated as of May 13, 2022, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2022.**

10.29	Confidentiality, Non-Competition and Intellectual Property Agreement between the Company and Michael Wu, dated as of April 19, 2021.**

10.30	Offer Letter between the Company and Michael Wu, dated as of April 19, 2021.**

10.31	Executive Severance Agreement between the Company and Michael Wu, dated as of May 13, 2022.**

10.32	Executive Retention Agreement between the Company and Michael Wu, dated as of May 13, 2022.**

10.33
Transition & General Release Agreement between the Company and Andrew Meslow, dated as of May 4, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 5, 2022.**

10.34
Executive Retirement Agreement between the Company and Stuart Burgdoerfer, dated as of August 2, 2021, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2021.**

10.35	Second Amended and Restated Master Aircraft Time Sharing Agreement effective as of August 13, 2021 between the Company and L Brands Service Company, LLC.**

10.36
Separation and Distribution Agreement between the Company and Victoria’s Secret & Co., dated as of August 2, 2021, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 3, 2021.***

10.37
L Brands to VS Transition Services Agreement between the Company and Victoria’s Secret & Co., dated as of August 2, 2021, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 3, 2021.***

10.38
Amendment No. 1 to L Brands to VS Transition Services Agreement between the Company and Victoria’s Secret & Co., dated as of July 20, 2022, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2022.***

10.39	Amendment No. 2 to L Brands to VS Transition Services Agreement between the Company and Victoria’s Secret & Co., dated as of January 23, 2023.***

10.40
VS to L Brands Transition Services Agreement between the Company and Victoria’s Secret & Co., dated as of August 2, 2021, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 3, 2021.***

10.41
Amendment No. 1 to VS to L Brands Transition Services Agreement between the Company and Victoria’s Secret & Co., dated as of July 20, 2022, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2022.***

10.42	Amendment No. 2 to VS to L Brands Transition Services Agreement between the Company and Victoria’s Secret & Co., dated as of January 23, 2023.***

10.43
Tax Matters Agreement between the Company and Victoria’s Secret & Co., dated as of August 2, 2021, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 3, 2021.

10.44
Employee Matters Agreement between the Company and Victoria’s Secret & Co., dated as of August 2, 2021, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 3, 2021.***

10.45
Domestic Transportation Services Agreement between Mast Logistics Services, LLC and Victoria’s Secret & Co., dated as of August 2, 2021, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated August 3, 2021.

10.46
Amended and Restated Revolving Credit Agreement among the Company, the borrowing subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., dated as of August 2, 2021, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated August 3, 2021.

21.	Subsidiaries of the Registrant.

22.	List of Guarantor Subsidiaries.

23.1	Consent of Ernst & Young LLP.

24.	Powers of Attorney.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32.	Section 906 Certification (by CEO and CFO).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________

**	Identifies management contracts or compensatory plans or arrangements.
***	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the Securities and Exchange Commission.
(P)	Paper Exhibits
(b)	Exhibits.
The exhibits to this report are listed in section (a)(3) of Item 15 above.
(c)	Not applicable.
ITEM 16. FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 17, 2023

BATH & BODY WORKS, INC. (Registrant)

By:	/s/ WENDY C. ARLIN
Wendy C. Arlin Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 2023:

Signature	Title

/s/ GINA R. BOSWELL	Director and Chief Executive Officer
Gina R. Boswell	(Principal Executive Officer)

/s/ WENDY C. ARLIN	Executive Vice President and Chief Financial Officer
Wendy C. Arlin	(Principal Financial Officer and Principal Accounting Officer)

/s/ SARAH E. NASH*	Chair of the Board of Directors
Sarah E. Nash

/s/ PATRICIA S. BELLINGER*	Director
Patricia S. Bellinger

/s/ ALESSANDRO BOGLIOLO*	Director
Alessandro Bogliolo

/s/ LUCY O. BRADY*	Director
Lucy O. Brady

/s/ FRANCIS A. HONDAL*	Director
Francis A. Hondal

Director
Thomas J. Kuhn

/s/ DANIELLE M. LEE*	Director
Danielle M. Lee

/s/ MICHAEL G. MORRIS*	Director
Michael G. Morris

/s/ JUAN RAJLIN*	Director
Juan Rajlin

/s/ STEPHEN D. STEINOUR*	Director
Stephen D. Steinour

/s/ JAMES K. SYMANCYK*	Director
James K. Symancyk

/s/ STEVEN E. VOSKUIL*	Director
Steven E. Voskuil

*	The undersigned, by signing her name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the registrant pursuant to powers of attorney executed by such directors.

By:	/s/ WENDY C. ARLIN
Wendy C. Arlin Attorney-in-fact