Form 10-Q
period 2023-04-29
Bath & Body Works, Inc.
filed 2023-06-02
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2023
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

Large accelerated filer	☒	Accelerated filer	☐	Smaller reporting company	☐	Non-accelerated filer	☐	Emerging growth company	☐
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
As of May 26, 2023, the number of outstanding shares of the Registrant’s common stock was 228,911,583 shares.

BATH & BODY WORKS, INC.

*
The Company's fiscal year ends on the Saturday nearest to January 31. As used herein, “first quarter of 2023” and “first quarter of 2022” refer to the thirteen-week periods ended April 29, 2023 and April 30, 2022, respectively.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(Unaudited)

	First Quarter
	2023	2022
Net Sales	$1,396	$1,450
Costs of Goods Sold, Buying and Occupancy	(800)	(781)
Gross Profit	596	669
General, Administrative and Store Operating Expenses	(415)	(389)
Operating Income	181	280
Interest Expense	(89)	(89)
Other Income	20	1
Income Before Income Taxes	112	192
Provision for Income Taxes	31	37
Net Income	$81	$155
Net Income per Basic Share	$0.36	$0.65
Net Income per Diluted Share	$0.35	$0.64
BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	First Quarter
	2023	2022
Net Income	$81	$155
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(2)	—
Unrealized Gain on Cash Flow Hedges	1	—
Total Other Comprehensive Loss, Net of Tax	(1)	—
Total Comprehensive Income	$80	$155

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value amounts)

	April 29, 2023	January 28, 2023	April 30, 2022
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,046	$1,232	$651
Accounts Receivable, Net	145	226	167
Inventories	771	709	820
Other	118	99	114
Total Current Assets	2,080	2,266	1,752
Property and Equipment, Net	1,223	1,193	1,059
Operating Lease Assets	1,072	1,050	1,058
Goodwill	628	628	628
Trade Name	165	165	165
Deferred Income Taxes	37	37	44
Other Assets	158	155	154
Total Assets	$5,363	$5,494	$4,860
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$426	$455	$470
Accrued Expenses and Other	585	673	534
Current Operating Lease Liabilities	165	177	163
Income Taxes	101	74	73
Total Current Liabilities	1,277	1,379	1,240
Deferred Income Taxes	168	168	157
Long-term Debt	4,781	4,862	4,856
Long-term Operating Lease Liabilities	1,032	1,014	1,019
Other Long-term Liabilities	275	276	246
Shareholders’ Equity (Deficit):
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	—	—	—
Common Stock - $0.50 par value; 1,000 shares authorized; 244, 244 and 251 shares issued; 229, 229 and 236 shares outstanding, respectively	122	122	126
Paid-in Capital	818	817	618
Accumulated Other Comprehensive Income	77	78	80
Retained Earnings (Accumulated Deficit)	(2,366)	(2,401)	(2,661)
Less: Treasury Stock, at Average Cost; 15, 15 and 15 shares, respectively	(822)	(822)	(822)
Total Shareholders’ Equity (Deficit)	(2,171)	(2,206)	(2,659)
Noncontrolling Interest	1	1	1
Total Equity (Deficit)	(2,170)	(2,205)	(2,658)
Total Liabilities and Equity (Deficit)	$5,363	$5,494	$4,860

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions, except per share amounts)
(Unaudited)

First Quarter 2023

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, January 28, 2023	229	$122	$817	$78	$(2,401)	$(822)	$1	$(2,205)
Net Income	—	—	—	—	81	—	—	81
Other Comprehensive Loss	—	—	—	(1)	—	—	—	(1)
Total Comprehensive Income	—	—	—	(1)	81	—	—	80
Cash Dividends ($0.20 per share)	—	—	—	—	(46)	—	—	(46)
Share-based Compensation and Other	—	—	1	—	—	—	—	1
Balance, April 29, 2023	229	$122	$818	$77	$(2,366)	$(822)	$1	$(2,170)

First Quarter 2022

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, January 29, 2022	254	$134	$893	$80	$(1,803)	$(822)	$1	$(1,517)
Net Income and Total Comprehensive Income	—	—	—	—	155	—	—	155
Cash Dividends ($0.20 per share)	—	—	—	—	(48)	—	—	(48)
Repurchases of Common Stock	(5)	—	—	—	—	(235)	—	(235)
Accelerated Share Repurchase Program	(14)	—	(200)	—	—	(800)	—	(1,000)
Treasury Share Retirement	—	(9)	(61)	—	(965)	1,035	—	—
Share-based Compensation and Other	1	1	(14)	—	—	—	—	(13)
Balance, April 30, 2022	236	$126	$618	$80	$(2,661)	$(822)	$1	$(2,658)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	First Quarter
	2023	2022
Operating Activities:
Net Income	$81	$155
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation of Long-lived Assets	63	53
Gain on Extinguishment of Debt	(7)	—
Share-based Compensation Expense	7	12
Changes in Assets and Liabilities:
Accounts Receivable	81	72
Inventories	(63)	(111)
Accounts Payable, Accrued Expenses and Other	(113)	(97)
Income Taxes Payable	23	35
Other Assets and Liabilities	(28)	(53)
Net Cash Provided by Operating Activities	44	66
Investing Activities:
Capital Expenditures	(93)	(88)
Other Investing Activities	(1)	—
Net Cash Used for Investing Activities	(94)	(88)
Financing Activities:
Payments of Long-term Debt	(74)	—
Repurchases of Common Stock	—	(1,227)
Dividends Paid	(46)	(48)
Tax Payments Related to Share-based Awards	(8)	(26)
Other Financing Activities	(7)	(5)
Net Cash Used for Financing Activities	(135)	(1,306)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(1)	—
Net Decrease in Cash and Cash Equivalents	(186)	(1,328)
Cash and Cash Equivalents, Beginning of Year	1,232	1,979
Cash and Cash Equivalents, End of Period	$1,046	$651

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business and Basis of Presentation
Description of Business
Bath & Body Works, Inc. (the "Company") is a global omnichannel retailer focused on personal care and home fragrance. The Company sells merchandise through its retail stores in the United States of America ("U.S.") and Canada, and through its websites and other channels, under the Bath & Body Works, White Barn and other brand names. The Company's international business is conducted through franchise, license and wholesale partners. The Company operates as and reports a single segment.
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “first quarter of 2023” and “first quarter of 2022” refer to the thirteen-week periods ended April 29, 2023 and April 30, 2022, respectively.
Basis of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company accounts for investments in unconsolidated entities where it exercises significant influence, but does not have control, using the equity method.
Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended April 29, 2023 and April 30, 2022 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2022 Annual Report on Form 10-K.
In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments that are of a normal recurring nature and necessary for a fair presentation of the results for the interim periods.
Seasonality of Business
The Company's operations are seasonal in nature and consist of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). Historically, the Company's sales are higher during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Due to the seasonal variations in the retail industry, the results of operations for the interim periods are not necessarily indicative of the results expected for the full fiscal year.
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

Easton Investments
The Company has land and other investments in Easton, a planned community in Columbus, Ohio, that integrates office, hotel, retail, residential and recreational space. These investments, totaling $126 million as of April 29, 2023, $124 million as of January 28, 2023 and $126 million as of April 30, 2022, are recorded in Other Assets on the Consolidated Balance Sheets.
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
Recently Issued Accounting Pronouncements
The Company did not adopt any new accounting standards in the first quarter of 2023 that had a material impact on its consolidated results of operations, financial position or cash flows. In addition, as of June 2, 2023, there were no new accounting standards that the Company has not yet adopted that are expected to have a material impact on its consolidated results of operations, financial position or cash flows.
2. Revenue Recognition
Accounts receivable, net from revenue-generating activities were $79 million as of April 29, 2023, $79 million as of January 28, 2023 and $77 million as of April 30, 2022. These accounts receivable primarily relate to amounts due from the Company's franchise, license and wholesale partners. Under these arrangements, payment terms are typically 45 to 75 days.
The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty points and awards and direct channel shipments, which are all impacted by seasonal and holiday-related sales patterns. Deferred revenue, which is recorded within Accrued Expenses and Other on the Consolidated Balance Sheets, was $171 million as of April 29, 2023, $195 million as of January 28, 2023 and $133 million as of April 30, 2022. The Company recognized $77 million as revenue during the first quarter of 2023 from amounts recorded as deferred revenue at the beginning of the Company's fiscal year.
The following table provides a disaggregation of Net Sales for the first quarters of 2023 and 2022:

	First Quarter
	2023	2022
	(in millions)
Stores - U.S. and Canada	$1,034	$1,059
Direct - U.S. and Canada	280	318
International (a)	82	73
Total Net Sales	$1,396	$1,450
 _______________
(a)Results include royalties associated with franchised stores and wholesale sales.
The Company’s net sales outside of the U.S. include sales from Company-operated stores and its e-commerce site in Canada, royalties associated with franchised stores and wholesale sales. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s net sales outside of the U.S. totaled $145 million and $137 million for the first quarters of 2023 and 2022, respectively.

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
The following table provides the weighted-average shares utilized for the calculation of Basic and Diluted Earnings per Share for the first quarters of 2023 and 2022:

	First Quarter
	2023	2022
	(in millions)
Common Shares	244	255
Treasury Shares	(15)	(15)
Basic Shares	229	240
Effect of Dilutive Awards	1	3
Diluted Shares	230	243
Anti-dilutive Awards (a)	1	—
 _______________
(a)These awards were excluded from the calculation of Diluted Earnings per Share because their inclusion would have been anti-dilutive.
Common Stock Repurchases
2022 Share Repurchase Program
In February 2022, the Company's Board of Directors (the "Board") authorized a $1.5 billion share repurchase program (the "February 2022 Program"). The Company did not repurchase any shares of its common stock during the first quarter of 2023. The February 2022 Program had $188 million of remaining authority as of April 29, 2023. Subsequent to April 29, 2023 through June 2, 2023, the Company repurchased an additional 216 thousand shares of its common stock for $8 million under the February 2022 Program.
Dividends
The Company paid the following dividends during the first quarters of 2023 and 2022:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2023
First Quarter	$0.20	$46
2022
First Quarter	$0.20	$48
In May 2023, the Board declared the second quarter 2023 ordinary dividend of $0.20 per share payable on June 16, 2023 to stockholders of record at the close of business on June 2, 2023.
4. Inventories
The following table provides details of Inventories as of April 29, 2023, January 28, 2023 and April 30, 2022:

	April 29, 2023	January 28, 2023	April 30, 2022
	(in millions)
Finished Goods Merchandise	$611	$538	$627
Raw Materials and Merchandise Components	160	171	193
Total Inventories	$771	$709	$820
Inventories are principally valued at the lower of cost or net realizable value, on an average cost basis.

5. Long-Lived Assets
The following table provides details of Property and Equipment, Net as of April 29, 2023, January 28, 2023 and April 30, 2022:

	April 29, 2023	January 28, 2023	April 30, 2022
	(in millions)
Property and Equipment, at Cost	$2,993	$2,915	$2,669
Accumulated Depreciation and Amortization	(1,770)	(1,722)	(1,610)
Property and Equipment, Net	$1,223	$1,193	$1,059
Depreciation expense was $63 million and $53 million for the first quarters of 2023 and 2022, respectively.
6. Income Taxes
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events.
For the first quarter of 2023, the Company’s effective tax rate was 27.7% compared to 19.4% in the first quarter of 2022. The first quarter of 2023 rate was higher than the Company's combined estimated federal and state statutory rate primarily due to accrued interest expense related to unrecognized tax benefits. The first quarter of 2022 rate was lower than the Company's combined estimated federal and state statutory rates primarily due to the recognition of excess tax benefits recorded through the Consolidated Statements of Income on share-based awards that vested.
Income taxes paid were $7 million and $8 million for the first quarters of 2023 and 2022, respectively.
7. Long-term Debt and Borrowing Facilities
The following table provides the Company’s outstanding long-term debt balance, net of unamortized debt issuance costs and discounts, as of April 29, 2023, January 28, 2023 and April 30, 2022:

	April 29, 2023	January 28, 2023	April 30, 2022
	(in millions)
Senior Debt with Subsidiary Guarantee
$314 million, 9.375% Fixed Interest Rate Notes due July 2025 ("2025 Notes")	$312	$317	$317
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	284	283	281
$500 million, 5.250% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	498	498	497
$500 million, 7.500% Fixed Interest Rate Notes due June 2029 ("2029 Notes")	491	491	490
$999 million, 6.625% Fixed Interest Rate Notes due October 2030 ("2030 Notes")	990	991	990
$986 million, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	979	993	992
$643 million, 6.750% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	638	694	694
Total Senior Debt with Subsidiary Guarantee	$4,192	$4,267	$4,261
Senior Debt
$347 million, 6.950% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$346	$349	$349
$245 million, 7.600% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	243	246	246
Total Senior Debt	589	595	595
Total Long-term Debt	$4,781	$4,862	$4,856
Repurchases of Notes
During the first quarter of 2023, the Company repurchased in the open market and extinguished $84 million principal amount of its outstanding senior notes. The aggregate repurchase price for these notes was $76 million, resulting in a pre-tax gain of $7 million, net of the write-off of unamortized issuance costs. This gain is included in Other Income in the first quarter of 2023 Consolidated Statement of Income. There were $2 million of repurchases reflected in Accounts Payable on the April 29, 2023 Consolidated Balance Sheet.

The following table provides details of the outstanding principal amount of senior notes repurchased and extinguished during the first quarter of 2023:

(in millions)
2025 Notes	$6
2030 Notes	2
2033 Notes	3
2035 Notes	14
2036 Notes	57
2037 Notes	2
Total	$84
Subsequent to April 29, 2023 through June 2, 2023, the Company repurchased in the open market and extinguished $50 million principal amount of its outstanding senior notes for an aggregate repurchase price of $46 million.
Asset-backed Revolving Credit Facility
The Company and certain of the Company's 100% owned subsidiaries guarantee and pledge collateral to secure an asset-backed revolving credit facility (“ABL Facility”). The ABL Facility, which allows borrowings and letters of credit in U.S. dollars or Canadian dollars, has aggregate commitments of $750 million and an expiration date in August 2026.
Availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on the Company's eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time the outstanding amount under the ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitment, the Company is required to repay the outstanding amounts under the ABL Facility to the extent of such excess. As of April 29, 2023, the Company's borrowing base was $623 million, and it had no borrowings outstanding under the ABL Facility.
The ABL Facility supports the Company’s letter of credit program. The Company had $16 million of outstanding letters of credit as of April 29, 2023 that reduced its availability under the ABL Facility. As of April 29, 2023, the Company's availability under the ABL Facility was $607 million.
As of April 29, 2023, the ABL Facility fees related to committed and unutilized amounts were 0.30% per annum, and the fees related to outstanding letters of credit were 1.25% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was the London Interbank Offered Rate plus 1.25% per annum. The interest rate on outstanding Canadian dollar-denominated borrowings was the Canadian Dollar Offered Rate plus 1.25% per annum.
The ABL Facility requires the Company to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (i) $70 million or (ii) 10% of the maximum borrowing amount. As of April 29, 2023, the Company was not required to maintain this ratio.
8. Fair Value Measurements
Cash and Cash Equivalents include cash on hand, deposits with financial institutions and highly liquid investments with original maturities of less than 90 days. The Company's Cash and Cash Equivalents are considered Level 1 fair value measurements as they are valued using unadjusted quoted prices in active markets for identical assets.
The following table provides a summary of the principal value and estimated fair value of outstanding debt as of April 29, 2023, January 28, 2023 and April 30, 2022:

	April 29, 2023	January 28, 2023	April 30, 2022
	(in millions)
Principal Value	$4,831	$4,915	$4,915
Fair Value, Estimated (a)	4,589	4,707	4,866
  _______________
(a)The estimated fair value of the Company’s debt is based on reported transaction prices, which are considered Level 2 inputs in accordance with Accounting Standards Codification 820, Fair Value Measurement. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.
Management believes that the carrying values of Accounts Receivable, Accounts Payable and Accrued Expenses approximate fair value because of their short maturity.

9. Commitments and Contingencies
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
Lease Guarantees
In connection with the spin-off of Victoria's Secret & Co. and the disposal of a certain other business, the Company had remaining contingent obligations of $278 million as of April 29, 2023 related to lease payments under the current terms of noncancelable leases, primarily related to office space, expiring at various dates through 2037. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of these businesses. The Company's reserves related to these obligations were not significant for any period presented.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Bath & Body Works, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheets of Bath & Body Works, Inc. (the Company) as of April 29, 2023, and April 30, 2022, and the related consolidated statements of income, comprehensive income, total equity (deficit) and cash flows for the thirteen-week periods ended April 29, 2023 and April 30, 2022, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of January 28, 2023, and the related consolidated statements of income, comprehensive income, total equity (deficit), and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated March 17, 2023, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 28, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
June 2, 2023

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION ACT OF 1995
We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by our Company or our management involve risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “planned,” “potential,” "target," "goal" and any similar expressions may identify forward-looking statements. Risks associated with the following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our Company or our management:
•general economic conditions, inflation and deflation, consumer confidence, consumer spending patterns and market disruptions including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises or other major events, or the prospect of these events;
•the seasonality of our business;
•the anticipated benefits from the Victoria's Secret & Co. ("Victoria's Secret") spin-off may not be realized;
•the spin-off of Victoria’s Secret may not be tax-free for U.S. federal income tax purposes;
•our dependence on Victoria's Secret for information technology services and the transition of such services to our own information technology systems or to those of third-party technology service providers;
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
•our ability to source, distribute and sell goods and materials on a global basis, including risks related to:
•political instability, wars and other armed conflicts, environmental hazards or natural disasters;
•significant health hazards or pandemics, such as the COVID-19 pandemic, which could result in closed factories and/or stores, reduced workforces, scarcity of raw materials, and scrutiny or embargoing of goods produced in impacted areas;
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

•our and our third-party service providers’, including Victoria’s Secret during the term of the Transition Services Agreement between us and Victoria’s Secret, ability to implement and maintain information technology systems and to protect associated data;
•our ability to maintain the security of customer, associate, third-party and Company information;
•stock price volatility;
•our ability to pay dividends and make share repurchases under share repurchase authorizations;
•shareholder activism matters;
•our ability to maintain our credit ratings;
•our ability to service, repurchase or refinance our debt and maintain compliance with our restrictive covenants;
•the impact of the transition from London Interbank Offered Rate and our ability to adequately manage such transition;
•our ability to comply with laws, regulations and technology platform rules or other obligations related to data privacy and security;
•our ability to comply with regulatory requirements;
•legal and compliance matters; and
•tax, trade and other regulatory matters.
We are not under any obligation and do not intend to make publicly available any update or other revisions to any of the forward-looking statements contained in this report to reflect circumstances existing after the date of this report or to reflect the occurrence of future events even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Additional information regarding these and other factors can be found in Item 1A. Risk Factors in our 2022 Annual Report on Form 10-K.
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
Executive Overview
In the first quarter of 2023, Net Sales decreased $54 million, or 4%, to $1.396 billion compared to the first quarter of 2022, reflecting a decrease in both transactions and average dollar sale. In our stores and direct channels, Net Sales decreased 2% to $1.034 billion, and 12% to $280 million, respectively. In our international business, Net Sales increased 13% to $82 million.
In the first quarter of 2023, Operating Income decreased $99 million, or 35%, to $181 million, from $280 million in the first quarter of 2022, and the Operating Income rate (expressed as a percentage of Net Sales) decreased to 12.9% from 19.3%. These decreases were due to declines in Gross Profit dollars and rate, as a result of the decline in Net Sales as well as continued inflationary pressures in raw materials and investments in product formulations and packaging innovation, and increases in General, Administrative and Store Operating expenses and rate, as a result of investments in technology in connection with our information technology ("IT") separation from Victoria's Secret, increased customer-facing associate wages and other corporate expenses. We expect our IT separation to be substantially complete in the summer of 2023.
For additional information related to our first quarter 2023 financial performance, see “Results of Operations.”
Outlook
We anticipate continued macroeconomic uncertainty and a continuation of first quarter of 2023 sales trends in the second quarter of 2023, with a moderate improvement in the back half of the year as we anniversary softer sales trends. We anticipate modest cost deflation benefits in the second quarter of 2023 and increasing deflation benefits in the second half of 2023, which we expect will be partially offset by investments in product formulation and packaging innovation. General, Administrative and Store Operating Expenses are expected to deleverage compared to 2022, driven by lower Net Sales, expenses related to our IT separation and increased customer-facing associate wages, partially offset by the expected benefits of our profit optimization work (discussed below).
Profit Optimization
We are evaluating our cost structure and taking actions to offset ongoing cost pressures in both Gross Profit and General, Administrative and Store Operating Expenses. We are targeting $200 million of annual cost savings across the Company, and we expect to achieve more than $100 million of cost savings in 2023. We expect to realize increased savings as we move through 2023, including savings in freight and store selling expenses, as well as in home office and indirect spend. We expect to realize a substantial portion of the remaining benefits in 2024.

Adjusted Financial Information
In addition to our results provided in accordance with GAAP above and throughout this Quarterly Report on Form 10-Q, provided below are non-GAAP measurements which present net income and earnings per diluted share for the first quarter of 2023 on an adjusted basis, to remove a certain special item recorded in the first quarter of 2023. We believe that this special item is not indicative of our ongoing operations due to its size and nature. We did not make any adjustments to our results in the first quarter of 2022. We use adjusted financial information as key performance measures of results of operations for the purpose of evaluating performance internally. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Instead, we believe that the presentation of adjusted financial information provides additional information to investors to facilitate the comparison of past and present operations. Further, our definitions of adjusted financial information may differ from similarly titled measures used by other companies.
The table below reconciles the first quarter of 2023 GAAP financial measures to the non-GAAP financial measures:

(in millions, except per share amounts)	First Quarter
Reconciliation of Reported Net Income to Adjusted Net Income
Reported Net Income	$81
Gain on Extinguishment of Debt (a)	(7)
Tax Effect of Gain on Extinguishment of Debt (a)	2
Adjusted Net Income	$76

Reconciliation of Reported Earnings Per Diluted Share to Adjusted Earnings Per Diluted Share
Reported Earnings Per Diluted Share	$0.35
Gain on Extinguishment of Debt (a)	(0.03)
Tax Effect of Gain on Extinguishment of Debt (a)	0.01
Adjusted Earnings Per Diluted Share	$0.33
 ________________
(a)In the first quarter of 2023, we recognized a pre-tax gain of $7 million (after-tax gain of $5 million) related to the repurchase and extinguishment of outstanding notes. For additional information, see Note 7, "Long-term Debt and Borrowing Facilities" included in Part I, Item 1. Financial Statements.
Company-Operated Store Data
The following table compares Company-operated U.S. store data for the first quarters of 2023 and 2022:

	First Quarter
	2023	2022	% Change
Sales per Average Selling Square Foot (a)	$207	$222	(7%)
Sales per Average Store (in thousands) (a)	$576	$605	(5%)
Average Store Size (selling square feet)	2,789	2,725	2%
Total Selling Square Feet (in thousands)	4,744	4,510	5%
 ________________
(a)Sales per average selling square foot and sales per average store, which are indicators of store productivity, are calculated based on store sales for the period divided by the average, including the beginning and end of period, of total square footage and store count, respectively.
The following table represents Company-operated store data for the first quarter of 2023:

	Stores			Stores
	January 28, 2023	Opened	Closed	April 29, 2023
United States	1,693	16	(8)	1,701
Canada	109	—	—	109
Total	1,802	16	(8)	1,810

The following table represents Company-operated store data for the first quarter of 2022:

	Stores			Stores
	January 29, 2022	Opened	Closed	April 30, 2022
United States	1,651	12	(8)	1,655
Canada	104	—	—	104
Total	1,755	12	(8)	1,759
Partner-Operated Store Data
The following table represents partner-operated store data for the first quarter of 2023:

	Stores			Stores
	January 28, 2023	Opened	Closed	April 29, 2023
International	401	9	—	410
International - Travel Retail	26	—	—	26
Total International	427	9	—	436
The following table represents partner-operated store data for the first quarter of 2022:

	Stores			Stores
	January 29, 2022	Opened	Closed	April 30, 2022
International	317	18	—	335
International - Travel Retail	21	—	—	21
Total International	338	18	—	356

Results of Operations
First Quarter of 2023 Compared to First Quarter of 2022
Net Sales
The following table provides Net Sales for the first quarter of 2023 in comparison to the first quarter of 2022:

	2023	2022	% Change
	(in millions)
Stores - U.S. and Canada	$1,034	$1,059	(2%)
Direct - U.S. and Canada	280	318	(12%)
International (a)	82	73	13%
Total Net Sales	$1,396	$1,450	(4%)
 _______________
(a)Results include royalties associated with franchised stores and wholesale sales.

The following table provides a reconciliation of Net Sales for the first quarter of 2023 to the first quarter of 2022:

(in millions)
2022 Net Sales	$1,450
Comparable Store Sales	(65)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	44
Direct Channels	(38)
International Wholesale, Royalty and Other	9
Foreign Currency Translation	(4)
2023 Net Sales	$1,396
For the first quarter of 2023, Net Sales decreased $54 million, to $1.396 billion, compared to the first quarter of 2022. Net Sales decreased in the stores channel by $25 million, or 2%, primarily due to declines in both average dollar sales and transactions. Direct Net Sales decreased $38 million, or 12%, primarily due to a decline in orders, which was partially due to our customers continuing to select our buy online-pick up in store ("BOPIS") option (which is recognized as store Net Sales) as we continued to expand BOPIS availability in the U.S. We completed our rollout of BOPIS capabilities to our U.S. stores in the first quarter of 2023. International Net Sales increased $9 million, or 13%, primarily due to new stores opened by our partners.

In terms of category performance, Net Sales in home fragrance and soaps and sanitizers were down compared to 2022 primarily driven by normalization following the COVID-19 pandemic. Though total body care Net Sales decreased compared to the first quarter of 2022, Net Sales in our men's and wellness categories increased during the period.
Gross Profit
For the first quarter of 2023, our Gross Profit decreased $73 million to $596 million, and our Gross Profit rate (expressed as a percentage of Net Sales) decreased to 42.7% from 46.1%. Gross Profit decreased due to the decline in Net Sales, a decline in the merchandise margin rate primarily driven by approximately $13 million of inflationary pressures largely related to raw materials, further investments in product formulations and packaging innovation, and an increase in occupancy expenses associated with store growth and investments in our new Company-operated direct channel fulfillment center and other distribution capabilities.
The Gross Profit rate decline was driven by Buying and Occupancy expense deleverage due to lower Net Sales and the decline in the merchandise margin rate due to the factors discussed above.
General, Administrative and Store Operating Expenses
The following table provides detail for our General, Administrative and Store Operating Expenses for the first quarter of 2023 compared to the first quarter of 2022:

	2023		2022		Change
	(in millions)	% of Net Sales	(in millions)	% of Net Sales	(in millions)	% of Net Sales
Selling Expenses	$243	17.4%	$246	16.9%	$(3)	0.5%
Home Office and Marketing Expenses	172	12.3%	143	9.9%	29	2.4%
Total	$415	29.7%	$389	26.8%	$26	2.9%
For the first quarter of 2023, our General, Administrative and Store Operating Expenses increased $26 million to $415 million, and the rate (expressed as a percentage of Net Sales) increased to 29.7% from 26.8%. Our home office expenses increased primarily due to our investments in technology, in connection with our IT separation, as well as other corporate expenses, partially offset by the early benefits of our profit optimization initiatives. Our Selling Expenses remained generally flat as the decreases due to the decline in Net Sales and efficiencies in store labor hours were mostly offset by increases in store wage rates.
The General, Administrative and Store Operating Expense rate increased primarily due to our investments in technology, which accounted for approximately half of the rate increase, as well as deleverage on lower Net Sales and other expenses.
Other Income and Expenses
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the first quarters of 2023 and 2022:

	2023	2022
Average daily borrowings (in millions)	$4,896	$4,915
Average borrowing rate	7.3%	7.1%
For the first quarter of 2023, our interest expense was $89 million, which was flat to the first quarter of 2022. Our lower average daily borrowings were offset by a higher average borrowing rate.
Other Income
For the first quarter of 2023, our other income was $20 million, primarily due to interest income on cash balances and a pre-tax gain of $7 million associated with the repurchases and early extinguishments of outstanding notes.
Provision for Income Taxes
For the first quarter of 2023, our effective tax rate was 27.7% compared to 19.4% in the first quarter of 2022. The first quarter of 2023 rate was higher than our combined estimated federal and state statutory rate primarily due to accrued interest expense related to unrecognized tax benefits. The first quarter of 2022 rate was lower than our combined estimated federal and state statutory rates primarily due to the recognition of excess tax benefits recorded through the Consolidated Statements of Income on share-based awards that vested.

FINANCIAL CONDITION
Liquidity and Capital Resources
Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements, future common stock and debt repurchases, and capital expenditures. Our cash provided from operations is impacted by our net income and working capital changes. Our net income is impacted by, among other things, sales volume, seasonal sales patterns, success of new product introductions, profit margins, income taxes and inflationary pressures. Historically, our sales are higher during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the summer and fall months as inventory builds in anticipation of the holiday period. Our cash and cash equivalents held by foreign subsidiaries were $101 million as of April 29, 2023.
During the first quarter of 2023, we repurchased and extinguished $84 million principal amount of our outstanding senior notes for an aggregate repurchase price of $76 million. We may, from time to time, repurchase, or otherwise retire, additional debt or shares of common stock, as applicable.
We believe that our current cash position, our cash flow generated from operations and our borrowing capacity under our asset-backed revolving credit facility (“ABL Facility”) will be sufficient to meet our liquidity needs, including capital expenditure requirements, for at least the next twelve months.
Working Capital and Capitalization
The following table provides a summary of our working capital position and capitalization as of April 29, 2023, January 28, 2023 and April 30, 2022:

	April 29, 2023	January 28, 2023	April 30, 2022
	(in millions)
Net Cash Provided by Operating Activities (a)	$44	$1,144	$66
Capital Expenditures (a)	93	328	88
Working Capital	803	887	512
Capitalization:
Long-term Debt	4,781	4,862	4,856
Shareholders’ Equity (Deficit)	(2,171)	(2,206)	(2,659)
Total Capitalization	$2,610	$2,656	$2,197
Amounts Available Under the ABL Facility (b)	$607	$509	$604
 _______________
(a)The January 28, 2023 amounts represent a fifty-two-week period, and the April 29, 2023 and April 30, 2022 amounts represent thirteen-week periods.
(b)Our borrowing base was $623 million, $525 million and $620 million as of April 29, 2023, January 28, 2023 and April 30, 2022, respectively. We had outstanding letters of credit, which reduce our availability under the ABL Facility, of $16 million as of each of these dates.
Cash Flows
The following table provides a summary of our cash flow activity during the first quarters of 2023 and 2022:

	2023	2022
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$1,232	$1,979
Net Cash Flows Provided by Operating Activities	44	66
Net Cash Flows Used for Investing Activities	(94)	(88)
Net Cash Flows Used for Financing Activities	(135)	(1,306)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(1)	—
Net Decrease in Cash and Cash Equivalents	(186)	(1,328)
Cash and Cash Equivalents, End of Period	$1,046	$651

Operating Activities
Net cash provided by operating activities in the first quarter of 2023 was $44 million, including net income of $81 million. Net income included depreciation of $63 million, share-based compensation expense of $7 million and a pre-tax gain on extinguishment of debt of $7 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal changes in Accounts Payable, Accrued Expenses and Other, Accounts Receivable and Inventories.
Net cash provided by operating activities in the first quarter of 2022 was $66 million, including net income of $155 million. Net income included depreciation of $53 million and share-based compensation expense of $12 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal changes in Inventories, Accounts Payable, Accrued Expenses and Other, and Accounts Receivable. Additionally, we proactively pulled forward the purchase and delivery of certain Inventory items in the first quarter of 2022 to mitigate against potential global supply chain and distribution network disruptions.
Investing Activities
Net cash used for investing activities in the first quarter of 2023 was $94 million, primarily related to capital expenditures. The capital expenditures included approximately $40 million related to new, off-mall stores and remodels of existing stores, and approximately $35 million for various IT projects primarily supporting the separation of our IT systems from Victoria's Secret's IT systems.
Net cash used for investing activities in the first quarter of 2022 was $88 million related to capital expenditures. The capital expenditures included $37 million related to new off-mall stores and remodels, $27 million for our new Company-operated direct channel fulfillment center and $12 million related to IT projects.
We continue to plan for approximately $300 million to $350 million of capital expenditures in 2023, focused on investments to support long-term growth. We are prioritizing investments in select remodels to the White Barn store design and new off-mall store openings. We are also investing in our technology, distribution, and logistics capabilities to better serve our customers.
Financing Activities
Net cash used for financing activities in the first quarter of 2023 was $135 million, consisting of $74 million for open market debt repurchases, dividend payments of $0.20 per share, or $46 million, and $8 million of tax payments related to share-based awards.
Net cash used for financing activities in the first quarter of 2022 was $1.306 billion consisting of $1.227 billion in payments for share repurchases, including the payment of $1 billion related to our accelerated share repurchase program, dividend payments of $0.20 per share, or $48 million, and $26 million of tax payments related to share-based awards.
Common Stock and Debt Repurchases
Our Board of Directors (the "Board") will determine share and debt repurchase authorizations, giving consideration to our levels of profit and cash flow, capital requirements, current and forecasted liquidity, the restrictions placed upon us by our borrowing arrangements as well as financial and other conditions existing at the time. We use cash flow generated from operating and financing activities to fund our share or debt repurchase programs. The timing and amount of any repurchases will be made at our discretion, taking into account a number of factors, including market conditions.
2022 Share Repurchase Program
In February 2022, our Board authorized a $1.5 billion share repurchase program (the "February 2022 Program"). We did not repurchase any shares of our common stock during the first quarter of 2023. The February 2022 Program had $188 million of remaining authority as of April 29, 2023. Subsequent to April 29, 2023 through June 2, 2023, we repurchased an additional 216 thousand shares of our common stock for $8 million under the February 2022 Program.
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

We paid the following dividends during the first quarters of 2023 and 2022:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2023
First Quarter	$0.20	$46
2022
First Quarter	$0.20	$48
In May 2023, our Board declared the second quarter 2023 ordinary dividend of $0.20 per share payable on June 16, 2023 to stockholders of record at the close of business on June 2, 2023.
Long-term Debt and Borrowing Facilities
The following table provides our outstanding long-term debt balance, net of unamortized debt issuance costs and discounts, as of April 29, 2023, January 28, 2023 and April 30, 2022:

	April 29, 2023	January 28, 2023	April 30, 2022
	(in millions)
Senior Debt with Subsidiary Guarantee
$314 million, 9.375% Fixed Interest Rate Notes due July 2025 ("2025 Notes")	$312	$317	$317
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	284	283	281
$500 million, 5.250% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	498	498	497
$500 million, 7.500% Fixed Interest Rate Notes due June 2029 ("2029 Notes")	491	491	490
$999 million, 6.625% Fixed Interest Rate Notes due October 2030 ("2030 Notes")	990	991	990
$986 million, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	979	993	992
$643 million, 6.750% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	638	694	694
Total Senior Debt with Subsidiary Guarantee	$4,192	$4,267	$4,261
Senior Debt
$347 million, 6.950% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$346	$349	$349
$245 million, 7.600% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	243	246	246
Total Senior Debt	589	595	595
Total Long-term Debt	$4,781	$4,862	$4,856
Repurchases of Notes
During the first quarter of 2023, we repurchased in the open market and extinguished $84 million principal amount of our outstanding senior notes. The aggregate repurchase price for these notes was $76 million, resulting in a pre-tax gain of $7 million, net of the write-off of unamortized issuance costs. This gain is included in Other Income in the first quarter of 2023 Consolidated Statement of Income. There were $2 million of repurchases reflected in Accounts Payable on the April 29, 2023 Consolidated Balance Sheet.
The following table provides details of the outstanding principal amount of senior notes repurchased and extinguished during the first quarter of 2023:

(in millions)
2025 Notes	$6
2030 Notes	2
2033 Notes	3
2035 Notes	14
2036 Notes	57
2037 Notes	2
Total	$84

Subsequent to April 29, 2023 through June 2, 2023, we repurchased in the open market and extinguished $50 million principal amount of our outstanding senior notes for an aggregate repurchase price of $46 million.
Asset-backed Revolving Credit Facility
We and certain of our 100% owned subsidiaries guarantee and pledge collateral to secure our ABL Facility. The ABL Facility, which allows borrowings and letters of credit in U.S. dollars or Canadian dollars, has aggregate commitments of $750 million and an expiration date in August 2026.
Availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on our eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time the outstanding amount under the ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitment, we are required to repay the outstanding amounts under the ABL Facility to the extent of such excess. As of April 29, 2023, our borrowing base was $623 million, and we had no borrowings outstanding under the ABL Facility.
The ABL Facility supports our letter of credit program. We had $16 million of outstanding letters of credit as of April 29, 2023 that reduced our availability under the ABL Facility. As of April 29, 2023, our availability under the ABL Facility was $607 million.
As of April 29, 2023, the ABL Facility fees related to committed and unutilized amounts were 0.30% per annum, and the fees related to outstanding letters of credit were 1.25% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was the London Interbank Offered Rate plus 1.25% per annum. The interest rate on outstanding Canadian dollar-denominated borrowings was the Canadian Dollar Offered Rate plus 1.25% per annum.
The ABL Facility requires us to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (i) $70 million or (ii) 10% of the maximum borrowing amount. As of April 29, 2023, we were not required to maintain this ratio.
Credit Ratings
The following table provides our credit ratings as of April 29, 2023:

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

SUMMARIZED BALANCE SHEETS	April 29, 2023	January 28, 2023
	(in millions)
ASSETS
Current Assets (a)	$2,507	$2,642
Noncurrent Assets (b)	2,595	2,561

LIABILITIES
Current Liabilities (c)	$3,002	$3,084
Noncurrent Liabilities	6,113	6,143
 _______________
(a)Includes amounts due from non-Guarantor subsidiaries of $613 million and $589 million as of April 29, 2023 and January 28, 2023, respectively.
(b)Includes amounts due from non-Guarantor subsidiaries of $40 million as of January 28, 2023.
(c)Includes amounts due to non-Guarantor subsidiaries of $1.977 billion and $1.987 billion as of April 29, 2023 and January 28, 2023, respectively.

FIRST QUARTER OF 2023 SUMMARIZED STATEMENT OF INCOME	(in millions)
Net Sales (a)	$1,352
Gross Profit	556
Operating Income	162
Income Before Income Taxes	91
Net Income (b)	63
 _______________
(a)Includes net sales of $50 million to non-Guarantor subsidiaries.
(b)Includes a net loss of $6 million related to transactions with non-Guarantor subsidiaries.
Contingent Liabilities and Contractual Obligations
Lease Guarantees
In connection with the spin-off of Victoria's Secret and the disposal of a certain other business, we had remaining contingent obligations of $278 million as of April 29, 2023 related to lease payments under the current terms of noncancelable leases, primarily related to office space, expiring at various dates through 2037. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of these businesses. Our reserves related to these obligations were not significant for any period presented.
Contractual Obligations
Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other long-term obligations. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. Other than the repurchase of $84 million principal amount of our outstanding senior notes during the first quarter of 2023, there have been no material changes in our contractual obligations subsequent to January 28, 2023, as discussed in “Contingent Liabilities and Contractual Obligations” in our 2022 Annual Report on Form 10-K. Certain of our contractual obligations may fluctuate during the normal course of business (primarily changes in our merchandise inventory-related purchase obligations which fluctuate throughout the year as a result of the seasonal nature of our business).
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
We did not adopt any new accounting standards in the first quarter of 2023 that had a material impact on our consolidated results of operations, financial position or cash flows. In addition, as of June 2, 2023, there were no new accounting standards that we have not yet adopted that are expected to have a material impact on our consolidated results of operations, financial position or cash flows.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies related to estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, management evaluates its accounting policies, estimates and judgments, including those related to inventories, valuation of long-lived store assets, claims and contingencies, income taxes and revenue recognition, including revenue associated with our loyalty program. Management bases our estimates and judgments on historical experience and various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates.
There have been no material changes to the critical accounting policies and estimates disclosed in our 2022 Annual Report on Form 10-K.
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
All of our Long-term Debt as of April 29, 2023 has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. Our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows.
Fair Value of Financial Instruments
As of April 29, 2023, we believe that the carrying values of Accounts Receivable, Accounts Payable and Accrued Expenses approximate fair value because of their short maturity.
The following table provides a summary of the principal value and estimated fair value of outstanding debt as of April 29, 2023, January 28, 2023 and April 30, 2022:

	April 29, 2023	January 28, 2023	April 30, 2022
	(in millions)
Principal Value	$4,831	$4,915	$4,915
Fair Value, Estimated (a)	4,589	4,707	4,866
 _______________
(a)    The estimated fair values are based on reported transaction prices and are not necessarily indicative of the amounts that we could realize in a current market exchange.

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
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission ("SEC") rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Fair and Accurate Credit Transactions Act Cases
We were named as a defendant in three putative class actions: Smidga, et al. v. Bath & Body Works, LLC in the Allegheny County, Pennsylvania Court of Common Pleas; Dahlin v. Bath & Body Works, LLC in the Santa Barbara County, California Superior Court; and Blanco v. Bath & Body Works, LLC in the Cook County, Illinois Circuit Court. The complaints each allege that we violated the Fair and Accurate Credit Transactions Act by printing more than the last five digits of credit or debit card numbers on customers’ receipts and, among other things, seek statutory damages, attorneys’ fees and costs. We have reached an agreement in principle with the plaintiffs in the Smidga and Dahlin cases that will resolve those matters. The resolution, which is not expected to have a material financial impact and will include no admission of liability or wrongdoing by the Company, is subject to court approval. The Blanco case has been sent to private individual arbitration by court order. We continue to believe that we have strong defenses to the Blanco action and intend to vigorously defend against the allegations in the arbitration proceeding. We do not believe that the resolution of the Blanco action will have a material adverse effect on our results of operations, financial condition or cash flows.
Item 1A. RISK FACTORS
The risk factors that affect our business and financial results are discussed in Item 1A. Risk Factors in our 2022 Annual Report on Form 10-K. We wish to caution the reader that the risk factors discussed in Item 1A. Risk Factors in our 2022 Annual Report on Form 10-K and those described elsewhere in this report or other SEC filings, could cause actual results to differ materially from those stated in any forward-looking statements.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the repurchases of our common stock during the first quarter of 2023:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
February 2023	4	$46.24	—	$187,775
March 2023	205	36.36	—	187,775
April 2023	9	35.08	—	187,775
Total	218		—
 _______________
(a)The total number of shares repurchased represent shares in connection with tax payments due upon vesting of associate restricted stock and performance share unit awards and the use of our stock to pay the exercise price on associate stock options.
(b)The average price paid per share includes any broker commissions.
(c)For additional share repurchase program information, see Note 3, “Earnings Per Share and Shareholders' Equity (Deficit)” included in Part I, Item 1. Financial Statements.

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
Wendy C. Arlin Chief Financial Officer *
Date: June 2, 2023
*    Ms. Arlin is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.