Form 10-Q
period 2023-07-29
Bath & Body Works, Inc.
filed 2023-09-01
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2023
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
As of August 25, 2023, the number of outstanding shares of the Registrant’s common stock was 227,380,816 shares.

BATH & BODY WORKS, INC.

*
The Company's fiscal year ends on the Saturday nearest to January 31. As used herein, “second quarter of 2023” and “second quarter of 2022” refer to the thirteen-week periods ended July 29, 2023 and July 30, 2022, respectively. “Year-to-date 2023” and “year-to-date 2022” refer to the twenty-six-week periods ended July 29, 2023 and July 30, 2022, respectively.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(Unaudited)

	Second Quarter		Year-to-Date
	2023	2022	2023	2022
Net Sales	$1,559	$1,618	$2,955	$3,067
Costs of Goods Sold, Buying and Occupancy	(937)	(958)	(1,737)	(1,739)
Gross Profit	622	660	1,218	1,328
General, Administrative and Store Operating Expenses	(434)	(418)	(849)	(806)
Operating Income	188	242	369	522
Interest Expense	(86)	(86)	(175)	(175)
Other Income	25	2	45	3
Income Before Income Taxes	127	158	239	350
Provision for Income Taxes	28	38	59	75
Net Income	$99	$120	$180	$275
Net Income per Basic Share	$0.43	$0.52	$0.79	$1.17
Net Income per Diluted Share	$0.43	$0.52	$0.78	$1.16
BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Second Quarter		Year-to-Date
	2023	2022	2023	2022
Net Income	$99	$120	$180	$275
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	2	—	—	—
Unrealized Loss on Cash Flow Hedges	(1)	—	—	—
Reclassification of Cash Flow Hedges to Earnings	(1)	—	(1)	—
Total Other Comprehensive Loss, Net of Tax	—	—	(1)	—
Total Comprehensive Income	$99	$120	$179	$275

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value amounts)

	July 29, 2023	January 28, 2023	July 30, 2022
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$790	$1,232	$452
Accounts Receivable, Net	153	226	184
Inventories	818	709	971
Other	132	99	147
Total Current Assets	1,893	2,266	1,754
Property and Equipment, Net	1,236	1,193	1,071
Operating Lease Assets	1,080	1,050	1,087
Goodwill	628	628	628
Trade Name	165	165	165
Deferred Income Taxes	38	37	45
Other Assets	155	155	151
Total Assets	$5,195	$5,494	$4,901
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$508	$455	$587
Accrued Expenses and Other	518	673	512
Current Operating Lease Liabilities	187	177	158
Income Taxes	—	74	1
Total Current Liabilities	1,213	1,379	1,258
Deferred Income Taxes	168	168	157
Long-term Debt	4,668	4,862	4,858
Long-term Operating Lease Liabilities	1,036	1,014	1,050
Other Long-term Liabilities	264	276	240
Shareholders’ Equity (Deficit):
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	—	—	—
Common Stock - $0.50 par value; 1,000 shares authorized; 243, 244 and 243 shares issued; 228, 229 and 228 shares outstanding, respectively	121	122	122
Paid-in Capital	827	817	791
Accumulated Other Comprehensive Income	77	78	80
Retained Earnings (Accumulated Deficit)	(2,358)	(2,401)	(2,834)
Less: Treasury Stock, at Average Cost; 15, 15 and 15 shares, respectively	(822)	(822)	(822)
Total Shareholders’ Equity (Deficit)	(2,155)	(2,206)	(2,663)
Noncontrolling Interest	1	1	1
Total Equity (Deficit)	(2,154)	(2,205)	(2,662)
Total Liabilities and Equity (Deficit)	$5,195	$5,494	$4,901

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions, except per share amounts)
(Unaudited)

Second Quarter 2023

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, April 29, 2023	229	$122	$818	$77	$(2,366)	$(822)	$1	$(2,170)
Net Income and Total Comprehensive Income	—	—	—	—	99	—	—	99
Cash Dividends ($0.20 per share)	—	—	—	—	(46)	—	—	(46)
Repurchases of Common Stock	(1)	—	—	—	—	(50)	—	(50)
Treasury Share Retirement	—	(1)	(4)	—	(45)	50	—	—
Share-based Compensation and Other	—	—	13	—	—	—	—	13
Balance, July 29, 2023	228	$121	$827	$77	$(2,358)	$(822)	$1	$(2,154)

Second Quarter 2022

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, April 30, 2022	236	$126	$618	$80	$(2,661)	$(822)	$1	$(2,658)
Net Income and Total Comprehensive Income	—	—	—	—	120	—	—	120
Cash Dividends ($0.20 per share)	—	—	—	—	(46)	—	—	(46)
Repurchases of Common Stock	(2)	—	—	—	—	(77)	—	(77)
Accelerated Share Repurchase Program	(7)	—	200	—	—	(200)	—	—
Treasury Share Retirement	—	(4)	(26)	—	(247)	277	—	—
Share-based Compensation and Other	1	—	(1)	—	—	—	—	(1)
Balance, July 30, 2022	228	$122	$791	$80	$(2,834)	$(822)	$1	$(2,662)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions, except per share amounts)
(Unaudited)

Year-to-Date 2023

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, January 28, 2023	229	$122	$817	$78	$(2,401)	$(822)	$1	$(2,205)
Net Income	—	—	—	—	180	—	—	180
Other Comprehensive Loss	—	—	—	(1)	—	—	—	(1)
Total Comprehensive Income	—	—	—	(1)	180	—	—	179
Cash Dividends ($0.40 per share)	—	—	—	—	(92)	—	—	(92)
Repurchases of Common Stock	(1)	—	—	—	—	(50)	—	(50)
Treasury Share Retirement	—	(1)	(4)	—	(45)	50	—	—
Share-based Compensation and Other	—	—	14	—	—	—	—	14
Balance, July 29, 2023	228	$121	$827	$77	$(2,358)	$(822)	$1	$(2,154)

Year-to-Date 2022

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, January 29, 2022	254	$134	$893	$80	$(1,803)	$(822)	$1	$(1,517)
Net Income and Total Comprehensive Income	—	—	—	—	275	—	—	275
Cash Dividends ($0.40 per share)	—	—	—	—	(94)	—	—	(94)
Repurchases of Common Stock	(7)	—	—	—	—	(312)	—	(312)
Accelerated Share Repurchase Program	(20)	—	—	—	—	(1,000)	—	(1,000)
Treasury Share Retirement	—	(13)	(87)	—	(1,212)	1,312	—	—
Share-based Compensation and Other	1	1	(15)	—	—	—	—	(14)
Balance, July 30, 2022	228	$122	$791	$80	$(2,834)	$(822)	$1	$(2,662)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date
	2023	2022
Operating Activities:
Net Income	$180	$275
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation of Long-lived Assets	129	106
Share-based Compensation Expense	18	15
Gain on Extinguishment of Debt	(16)	—
Changes in Assets and Liabilities:
Accounts Receivable	74	55
Inventories	(109)	(261)
Accounts Payable, Accrued Expenses and Other	(87)	16
Income Taxes Payable	(107)	(69)
Other Assets and Liabilities	(5)	(56)
Net Cash Provided by Operating Activities	77	81
Investing Activities:
Capital Expenditures	(178)	(161)
Other Investing Activities	2	(1)
Net Cash Used for Investing Activities	(176)	(162)
Financing Activities:
Payments of Long-term Debt	(182)	—
Repurchases of Common Stock	(48)	(1,312)
Dividends Paid	(92)	(94)
Tax Payments Related to Share-based Awards	(9)	(31)
Other Financing Activities	(12)	(9)
Net Cash Used for Financing Activities	(343)	(1,446)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—
Net Decrease in Cash and Cash Equivalents	(442)	(1,527)
Cash and Cash Equivalents, Beginning of Year	1,232	1,979
Cash and Cash Equivalents, End of Period	$790	$452

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business and Basis of Presentation
Description of Business
Bath & Body Works, Inc. (the “Company”) is a global omnichannel retailer focused on personal care and home fragrance. The Company sells merchandise through its retail stores in the United States of America (“U.S.”) and Canada, and through its websites and other channels, under the Bath & Body Works, White Barn and other brand names. The Company's international business is conducted through franchise, license and wholesale partners. The Company operates as and reports a single segment.
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “second quarter of 2023” and “second quarter of 2022” refer to the thirteen-week periods ended July 29, 2023 and July 30, 2022, respectively. “Year-to-date 2023” and “year-to-date 2022” refer to the twenty-six-week periods ended July 29, 2023 and July 30, 2022, respectively.
Basis of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company accounts for investments in unconsolidated entities where it exercises significant influence, but does not have control, using the equity method.
Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended July 29, 2023 and July 30, 2022 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2022 Annual Report on Form 10-K.
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

Easton Investments
The Company has land and other investments in Easton, a planned community in Columbus, Ohio, that integrates office, hotel, retail, residential and recreational space. These investments, totaling $127 million as of July 29, 2023, $124 million as of January 28, 2023 and $125 million as of July 30, 2022, are recorded in Other Assets on the Consolidated Balance Sheets.
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
Under the equity method of accounting, the Company recognizes its share of the investee's net income or loss. Losses are only recognized to the extent the Company has positive carrying value related to the investee. Carrying values are only reduced below zero if the Company has an obligation to provide funding to the investee. The Company’s share of net income or loss of all unconsolidated entities is included in Other Income in the Consolidated Statements of Income. The Company’s equity method investments are required to be reviewed for impairment when it is determined there may be an other-than-temporary loss in value.
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
Recently Issued Accounting Pronouncements
The Company did not adopt any new accounting standards year-to-date 2023 that had a material impact on its consolidated results of operations, financial position or cash flows. In addition, as of September 1, 2023, there were no new accounting standards that the Company has not yet adopted that are expected to have a material impact on its consolidated results of operations, financial position or cash flows.
2. Revenue Recognition
Accounts receivable, net from revenue-generating activities were $78 million as of July 29, 2023, $79 million as of January 28, 2023 and $98 million as of July 30, 2022. These accounts receivable primarily relate to amounts due from the Company's franchise, license and wholesale partners. Under these arrangements, payment terms are typically 45 to 75 days.
The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty points and awards and direct channel shipments, which are all impacted by seasonal and holiday-related sales patterns. Deferred revenue, which is recorded within Accrued Expenses and Other on the Consolidated Balance Sheets, was $161 million as of July 29, 2023, $195 million as of January 28, 2023 and $123 million as of July 30, 2022. The Company recognized $107 million as revenue year-to-date 2023 from amounts recorded as deferred revenue at the beginning of the Company's fiscal year.
The following table provides a disaggregation of Net Sales for the second quarters of and year-to-date 2023 and 2022:

	Second Quarter		Year-to-Date
	2023	2022	2023	2022
	(in millions)
Stores - U.S. and Canada	$1,144	$1,161	$2,177	$2,220
Direct - U.S. and Canada	329	367	609	684
International (a)	86	90	169	163
Total Net Sales	$1,559	$1,618	$2,955	$3,067
 _______________
(a)Results include royalties associated with franchised stores and wholesale sales.
The Company’s net sales outside of the U.S. include sales from Company-operated stores and its e-commerce site in Canada, royalties associated with franchised stores and wholesale sales. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s net sales outside of the U.S. totaled $163 million and $164 million for the second quarters of 2023 and 2022, respectively, and $307 million and $301 million for year-to-date 2023 and 2022, respectively.

3. Earnings Per Share and Shareholders’ Equity (Deficit)
Earnings Per Share
Earnings per basic share is computed based on the weighted-average number of common shares outstanding. Earnings per diluted share includes the weighted-average effect of dilutive restricted share units, performance share units and stock options (collectively, “Dilutive Awards”) on the weighted-average common shares outstanding.
The following table provides the weighted-average shares utilized for the calculation of Basic and Diluted Earnings per Share for the second quarters of and year-to-date 2023 and 2022:

	Second Quarter		Year-to-Date
	2023	2022	2023	2022
	(in millions)
Common Shares	243	245	244	250
Treasury Shares	(15)	(15)	(15)	(15)
Basic Shares	228	230	229	235
Effect of Dilutive Awards	1	1	1	2
Diluted Shares	229	231	230	237
Anti-dilutive Awards (a)	—	2	1	1
 _______________
(a)These awards were excluded from the calculation of Diluted Earnings per Share because their inclusion would have been anti-dilutive.
Common Stock Repurchases
2022 Share Repurchase Program
In February 2022, the Company's Board of Directors (the “Board”) authorized a $1.5 billion share repurchase program (the “February 2022 Program”). Under the February 2022 Program, the Company repurchased the following shares of its common stock during year-to-date 2023:

Repurchase Program	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in millions)	(in thousands)	(in millions)
February 2022	$1,500	1,326	$50	$37.65
The February 2022 Program had $138 million of remaining authority as of July 29, 2023. There were share repurchases of $2 million reflected in Accounts Payable on the July 29, 2023 Consolidated Balance Sheet. Subsequent to July 29, 2023 through September 1, 2023, the Company repurchased an additional 610 thousand shares of its common stock for $22 million under the February 2022 Program.
Common Stock Retirement
Shares of common stock repurchased under the February 2022 Program were retired and cancelled upon repurchase. As a result, the Company retired the 1 million shares repurchased under the February 2022 Program during year-to-date 2023, which resulted in reductions of $1 million in the par value of Common Stock, $4 million in Paid-in Capital and $45 million in Retained Earnings (Accumulated Deficit).

Dividends
The Company paid the following dividends during the first and second quarters of 2023 and 2022:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2023
First Quarter	$0.20	$46
Second Quarter	0.20	46
Total	$0.40	$92
2022
First Quarter	$0.20	$48
Second Quarter	0.20	46
Total	$0.40	$94
In August 2023, the Company declared the third quarter 2023 ordinary dividend of $0.20 per share payable on September 1, 2023 to stockholders of record at the close of business on August 18, 2023.
4. Inventories
The following table provides details of Inventories as of July 29, 2023, January 28, 2023 and July 30, 2022:

	July 29, 2023	January 28, 2023	July 30, 2022
	(in millions)
Finished Goods Merchandise	$638	$538	$739
Raw Materials and Merchandise Components	180	171	232
Total Inventories	$818	$709	$971
Inventories are principally valued at the lower of cost or net realizable value, on an average cost basis.
5. Long-Lived Assets
The following table provides details of Property and Equipment, Net as of July 29, 2023, January 28, 2023 and July 30, 2022:

	July 29, 2023	January 28, 2023	July 30, 2022
	(in millions)
Property and Equipment, at Cost	$3,058	$2,915	$2,721
Accumulated Depreciation and Amortization	(1,822)	(1,722)	(1,650)
Property and Equipment, Net	$1,236	$1,193	$1,071
Depreciation expense was $66 million and $53 million for the second quarters of 2023 and 2022, respectively. Depreciation expense was $129 million and $106 million for year-to-date 2023 and 2022, respectively.
6. Income Taxes
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events.
For the second quarter of 2023, the Company’s effective tax rate was 21.9% compared to 23.9% in the second quarter of 2022. The 2023 and 2022 second quarter rates were lower than the Company's combined estimated federal and state statutory rates primarily due to the resolution of certain tax matters during the quarters.
For year-to-date 2023, the Company’s effective tax rate was 24.7% compared to 21.4% for year-to-date 2022. The 2023 and 2022 year-to-date rates were lower than the Company's combined estimated federal and state statutory rates primarily due to the resolution of certain tax matters during the periods.
Income taxes paid were $161 million and $144 million for the second quarters of 2023 and 2022, respectively. Income taxes paid were $168 million and $152 million for year-to-date 2023 and 2022, respectively.

7. Long-term Debt and Borrowing Facilities
The following table provides the Company’s outstanding long-term debt balance, net of unamortized debt issuance costs and discounts, as of July 29, 2023, January 28, 2023 and July 30, 2022:

	July 29, 2023	January 28, 2023	July 30, 2022
	(in millions)
Senior Debt with Subsidiary Guarantee
$314 million, 9.375% Fixed Interest Rate Notes due July 2025 (“2025 Notes”)	$312	$317	$317
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	285	283	282
$500 million, 5.250% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	498	498	497
$500 million, 7.500% Fixed Interest Rate Notes due June 2029 (“2029 Notes”)	491	491	490
$993 million, 6.625% Fixed Interest Rate Notes due October 2030 (“2030 Notes”)	984	991	990
$939 million, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	933	993	993
$617 million, 6.750% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	612	694	694
Total Senior Debt with Subsidiary Guarantee	$4,115	$4,267	$4,263
Senior Debt
$341 million, 6.950% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$340	$349	$349
$214 million, 7.600% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	213	246	246
Total Senior Debt	553	595	595
Total Long-term Debt	$4,668	$4,862	$4,858
Repurchases of Notes
During the second quarter of and year-to-date 2023, the Company repurchased in the open market and extinguished $115 million and $199 million principal amounts of its outstanding senior notes, respectively. The aggregate repurchase prices for these notes were $106 million and $182 million for the second quarter of and year-to-date 2023, respectively, resulting in pre-tax gains of $9 million and $16 million, net of the write-off of unamortized issuance costs, during the second quarter of and year-to-date 2023, respectively. These gains are included in Other Income in the 2023 Consolidated Statements of Income.
The following table provides details of the outstanding principal amount of senior notes repurchased and extinguished during the second quarter of and year-to-date 2023:

	Second Quarter	Year-to-Date
	(in millions)
2025 Notes	$—	$6
2030 Notes	5	7
2033 Notes	6	9
2035 Notes	47	61
2036 Notes	26	83
2037 Notes	31	33
Total	$115	$199
Subsequent to July 29, 2023 through September 1, 2023, the Company repurchased in the open market and extinguished $30 million principal amount of its outstanding senior notes for an aggregate repurchase price of $29 million.
Asset-backed Revolving Credit Facility
The Company and certain of the Company's 100% owned subsidiaries guarantee and pledge collateral to secure an asset-backed revolving credit facility (“ABL Facility”). The ABL Facility, which allows borrowings and letters of credit in U.S. dollars or Canadian dollars, has aggregate commitments of $750 million and an expiration date in August 2026.
In the second quarter of 2023, the Company amended its ABL Facility to replace the London Interbank Offer Rate (“LIBOR”) based rate with a Secured Overnight Financing Rate (“SOFR”) based rate as the interest rate benchmark on U.S. dollar borrowings. This amendment made no other material changes to the terms of the ABL Facility.

Availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on the Company's eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time the outstanding amount under the ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitment, the Company is required to repay the outstanding amounts under the ABL Facility to the extent of such excess. As of July 29, 2023, the Company's borrowing base was $668 million, and it had no borrowings outstanding under the ABL Facility.
The ABL Facility supports the Company’s letter of credit program. The Company had $10 million of outstanding letters of credit as of July 29, 2023 that reduced its availability under the ABL Facility. As of July 29, 2023, the Company's availability under the ABL Facility was $658 million.
As of July 29, 2023, the ABL Facility fees related to committed and unutilized amounts were 0.30% per annum, and the fees related to outstanding letters of credit were 1.25% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was the Term SOFR plus 1.25% and a credit spread adjustment of 0.10% per annum. The interest rate on outstanding Canadian dollar-denominated borrowings was the Canadian Dollar Offered Rate plus 1.25% per annum.
The ABL Facility requires the Company to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (i) $70 million or (ii) 10% of the maximum borrowing amount. As of July 29, 2023, the Company was not required to maintain this ratio.
8. Fair Value Measurements
Cash and Cash Equivalents include cash on hand, deposits with financial institutions and highly liquid investments with original maturities of less than 90 days. The Company's Cash and Cash Equivalents are considered Level 1 fair value measurements as they are valued using unadjusted quoted prices in active markets for identical assets.
The following table provides a summary of the principal value and estimated fair value of outstanding debt as of July 29, 2023, January 28, 2023 and July 30, 2022:

	July 29, 2023	January 28, 2023	July 30, 2022
	(in millions)
Principal Value	$4,716	$4,915	$4,915
Fair Value, Estimated (a)	4,510	4,707	4,631
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
Lease Guarantees
In connection with the spin-off of Victoria's Secret & Co. and the disposal of a certain other business, the Company had remaining contingent obligations of $273 million as of July 29, 2023 related to lease payments under the current terms of noncancelable leases, primarily related to office space, expiring at various dates through 2037. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of these businesses. The Company's reserves related to these obligations were not significant for any period presented.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Bath & Body Works, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheets of Bath & Body Works, Inc. (the Company) as of July 29, 2023 and July 30, 2022, the related consolidated statements of income, comprehensive income, and total equity (deficit) for the thirteen and twenty-six week periods ended July 29, 2023 and July 30, 2022, the consolidated statements of cash flows for the twenty-six week periods ended July 29, 2023 and July 30, 2022, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
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
/s/ Ernst & Young LLP
Grandview Heights, Ohio
September 1, 2023

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION ACT OF 1995
We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by our Company or our management involve risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “planned,” “potential,” “target,” “goal” and any similar expressions may identify forward-looking statements. Risks associated with the following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our Company or our management:
•general economic conditions, inflation and deflation, consumer confidence, consumer spending patterns and market disruptions including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises or other major events, or the prospect of these events;
•the seasonality of our business;
•the anticipated benefits from the Victoria's Secret & Co. (“Victoria's Secret”) spin-off may not be realized;
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
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as codified in the Accounting Standards Codification. The following information should be read in conjunction with our financial statements and the related notes included in Part I, Item 1. Financial Statements in this Quarterly Report on Form 10-Q.
Executive Overview
In the second quarter of 2023, Net Sales decreased $59 million, or 4%, to $1.559 billion compared to the second quarter of 2022, reflecting a decrease in both transactions and average dollar sale. In our stores and direct channels, Net Sales decreased 1% to $1.144 billion, and 10% to $329 million, respectively. In our international business, Net Sales decreased 4% to $86 million.
In the second quarter of 2023, Operating Income decreased $54 million, or 22%, to $188 million, from $242 million in the second quarter of 2022, and the Operating Income rate (expressed as a percentage of Net Sales) decreased to 12.0% from 15.0%. These decreases were due to declines in Gross Profit dollars and rate, as a result of the decline in Net Sales and increased occupancy expenses, and increased General, Administrative and Store Operating expenses and rate, primarily as a result of our investments in technology, principally related to our information technology (“IT”) separation from Victoria’s Secret, partially offset by expense favorability resulting from our cost optimization work (discussed below).
During the second quarter of 2023, we substantially completed our IT separation from Victoria’s Secret.
For additional information related to our second quarter 2023 financial performance, see “Results of Operations.”
Cost Optimization
We continue to evaluate our cost structure and to take actions to offset ongoing cost pressures in both Gross Profit and General, Administrative and Store Operating Expenses. We are targeting $200 million of planned annual cost savings across the company. We expect to deliver approximately $150 million of those cost savings in 2023, and to realize a substantial portion of the remaining benefits in 2024.
Outlook
We anticipate continued macroeconomic uncertainty, judicious customer spending and continued category normalization following the COVID-19 pandemic to continue to pressure Net Sales in the back half of 2023. We expect our merchandise margin rate to improve in the second half of 2023 compared to the second half of 2022, supported by anticipated deflation in our cost structure and expected reductions in expense resulting from our cost optimization work, partially offset by our continued investments in product formulation and packaging upgrades. General, Administrative and Store Operating Expenses are expected to deleverage compared to 2022, driven by lower Net Sales, investments in technology and increased store wage rates, partially offset by the expected benefits of our cost optimization work.

Adjusted Financial Information
In addition to our results provided in accordance with GAAP above and throughout this Quarterly Report on Form 10-Q, provided below are non-GAAP measurements which present Net Income and Earnings Per Diluted Share for the second quarter of and year-to-date 2023 on an adjusted basis, to remove certain special items recorded in 2023. We believe that these special items are not indicative of our operations due to their size and nature. We did not make any adjustments to our results in the second quarter of or year-to-date 2022. We use adjusted financial information as key performance measures for the purpose of evaluating performance internally. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Instead, we believe that the presentation of adjusted financial information provides additional information to investors to facilitate the comparison of past and present operations. Further, our definitions of adjusted financial information may differ from similarly titled measures used by other companies.
The table below reconciles the second quarter of and year-to-date 2023 GAAP financial measures to the non-GAAP financial measures:

(in millions, except per share amounts)	Second Quarter	Year-to-Date
Reconciliation of Reported Net Income to Adjusted Net Income
Reported Net Income	$99	$180
Gain on Extinguishment of Debt (a)	(9)	(16)
Tax Effect of Gain on Extinguishment of Debt (a)	2	4
Adjusted Net Income	$92	$168

Reconciliation of Reported Earnings Per Diluted Share to Adjusted Earnings Per Diluted Share
Reported Earnings Per Diluted Share	$0.43	$0.78
Gain on Extinguishment of Debt (a)	(0.04)	(0.07)
Tax Effect of Gain on Extinguishment of Debt (a)	0.01	0.02
Adjusted Earnings Per Diluted Share	$0.40	$0.73
 ________________
(a)In the second quarter of and year-to-date 2023, we recognized pre-tax gains of $9 million (after-tax gain of $7 million) and $16 million (after-tax gain of $12 million), respectively, related to the repurchase and extinguishment of outstanding notes. For additional information, see Note 7, “Long-term Debt and Borrowing Facilities” included in Part I, Item 1. Financial Statements.
Company-Operated Store Data
The following table compares Company-operated U.S. store data for the second quarters of and year-to-date 2023 and 2022:

	Second Quarter			Year-to-Date
	2023	2022	% Change	2023	2022	% Change
Sales per Average Selling Square Foot (a)	$225	$241	(7%)	$432	$462	(7%)
Sales per Average Store (in thousands) (a)	$630	$658	(4%)	$1,205	$1,261	(4%)
Average Store Size (selling square feet)	2,804	2,741	2%
Total Selling Square Feet (in thousands)	4,805	4,574	5%
 ________________
(a)Sales per average selling square foot and sales per average store, which are indicators of store productivity, are calculated based on store sales for the period divided by the average, including the beginning and end of period, of total square footage and store count, respectively.
The following table represents Company-operated store data for year-to-date 2023:

	Stores			Stores
	January 28, 2023	Opened	Closed	July 29, 2023
United States	1,693	46	(25)	1,714
Canada	109	—	—	109
Total	1,802	46	(25)	1,823

Partner-Operated Store Data
The following table represents partner-operated store data for year-to-date 2023:

	Stores			Stores
	January 28, 2023	Opened	Closed	July 29, 2023
International	401	23	(8)	416
International - Travel Retail	26	2	—	28
Total International	427	25	(8)	444
Results of Operations
Second Quarter of 2023 Compared to Second Quarter of 2022
Net Sales
The following table provides Net Sales for the second quarter of 2023 in comparison to the second quarter of 2022:

	2023	2022	% Change
	(in millions)
Stores - U.S. and Canada	$1,144	$1,161	(1%)
Direct - U.S. and Canada	329	367	(10%)
International (a)	86	90	(4%)
Total Net Sales	$1,559	$1,618	(4%)
 _______________
(a)Results include royalties associated with franchised stores and wholesale sales.

The following table provides a reconciliation of Net Sales for the second quarter of 2023 to the second quarter of 2022:

(in millions)
2022 Net Sales	$1,618
Comparable Store Sales	(55)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	40
Direct Channels	(38)
International Wholesale, Royalty and Other	(4)
Foreign Currency Translation	(2)
2023 Net Sales	$1,559
For the second quarter of 2023, Net Sales decreased $59 million, to $1.559 billion, compared to the second quarter of 2022. Net Sales decreased in the stores channel by $17 million, or 1%, due to a decline in average dollar sales. Direct Net Sales decreased $38 million, or 10%, due to a decline in orders, which was partially due to our customers continuing to select our buy online-pick up in store (“BOPIS”) option (which is recognized as store Net Sales) as we completed our rollout of BOPIS capabilities to our U.S. stores in the first quarter of 2023. International Net Sales decreased $4 million, or 4%, due to lower orders and shipments, partially offset by new stores opened by our partners.
In terms of category performance, Net Sales in home fragrance and soaps and sanitizers declined compared to the second quarter of 2022 driven by normalization following the COVID-19 pandemic. Net Sales in body care increased slightly compared to the second quarter of 2022, primarily due to a double-digit increase in our men’s category.
Gross Profit
For the second quarter of 2023, our Gross Profit decreased $38 million to $622 million, and our Gross Profit rate (expressed as a percentage of Net Sales) decreased to 39.9% from 40.8%. Gross Profit decreased due to the decline in Net Sales and increased occupancy expenses primarily associated with store growth. These declines were partially offset by an improvement in the merchandise margin rate driven by deflation in our cost structure, increased average unit retails and reduced transportation cost, partially offset by our continued investments in product formulations and packaging innovation.
The Gross Profit rate decline was driven by Buying and Occupancy Expense deleverage due to lower Net Sales and increased occupancy expenses, partially offset by the increase in the merchandise margin rate due to the factors discussed above.

General, Administrative and Store Operating Expenses
The following table provides detail for our General, Administrative and Store Operating Expenses for the second quarter of 2023 compared to the second quarter of 2022:

	2023		2022		Change
	(in millions)	% of Net Sales	(in millions)	% of Net Sales	(in millions)	% of Net Sales
Selling Expenses	$253	16.2%	$269	16.6%	$(16)	(0.4%)
Home Office and Marketing Expenses	181	11.6%	149	9.2%	32	2.4%
Total	$434	27.8%	$418	25.8%	$16	2.0%
For the second quarter of 2023, our General, Administrative and Store Operating Expenses increased $16 million to $434 million, and the rate (expressed as a percentage of Net Sales) increased to 27.8% from 25.8%. Our home office expenses increased primarily due to technology expense, principally related to IT separation costs as well as strategic investments to drive future growth, and other corporate expenses. Our Selling Expenses decreased primarily due to our cost optimization work related to efficiency in store labor and selling productivity and reduced expense as we optimize our call center.
The General, Administrative and Store Operating Expense rate increased primarily due to our investments in technology as well as deleverage on lower Net Sales, partially offset by the benefits of our cost optimization work related to Selling Expenses.
Other Income and Expenses
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the second quarters of 2023 and 2022:

	2023	2022
Average daily borrowings (in millions)	$4,769	$4,915
Average borrowing rate	7.3%	7.0%
For the second quarter of 2023, our Interest Expense was $86 million, which was flat to the second quarter of 2022. Our lower average daily borrowings, which were driven by the repurchase and early extinguishment of outstanding notes, were offset by a higher average borrowing rate.
Other Income
For the second quarter of 2023, our Other Income was $25 million, primarily due to interest income on cash balances and pre-tax gains of $9 million associated with the repurchase and early extinguishments of outstanding notes.
Provision for Income Taxes
For the second quarter of 2023, our effective tax rate was 21.9% compared to 23.9% in the second quarter of 2022. The 2023 and 2022 second quarter rates were lower than our combined estimated federal and state statutory rates primarily due to the resolution of certain tax matters during the quarters.
Results of Operations
Year-to-Date 2023 Compared to Year-to-Date 2022
For year-to-date 2023, Operating Income decreased $153 million to $369 million, from $522 million year-to-date 2022, and the Operating Income rate (expressed as a percentage of Net Sales) decreased to 12.5% from 17.0%. The drivers of the year-to-date Operating Income results are discussed in the following sections.
Net Sales
The following table provides Net Sales for year-to-date 2023 in comparison to year-to-date 2022:

	2023	2022	% Change
	(in millions)
Stores - U.S. and Canada	$2,177	$2,220	(2%)
Direct - U.S. and Canada	609	684	(11%)
International (a)	169	163	4%
Total Net Sales	$2,955	$3,067	(4%)
 _______________
(a)Results include royalties associated with franchised stores and wholesale sales.

The following table provides a reconciliation of Net Sales for year-to-date 2023 to year-to-date 2022:

(in millions)
2022 Net Sales	$3,067
Comparable Store Sales	(120)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	83
Direct Channels	(75)
International Wholesale, Royalty and Other	6
Foreign Currency Translation	(6)
2023 Net Sales	$2,955
For year-to-date 2023, Net Sales decreased $112 million, to $2.955 billion, compared to year-to-date 2022. Net Sales decreased in the stores channel by $43 million, or 2%, due to a decline in average dollar sales. Direct Net Sales decreased $75 million, or 11%, due to a decline in orders, which was partially due to our customers continuing to select our BOPIS option (which is recognized as store Net Sales) as we completed our rollout of BOPIS capabilities to our U.S. stores in the first quarter of 2023. International Net Sales increased by $6 million, or 4%, primarily due to new stores opened by our partners.
In terms of category performance, Net Sales in home fragrance and soaps and sanitizers declined compared to year-to-date 2022 driven by normalization following the COVID-19 pandemic. Though total body care Net Sales decreased slightly compared to year-to-date 2022, Net Sales in our men's category increased during the period.
Gross Profit
For year-to-date 2023, our Gross Profit decreased $110 million to $1.218 billion, and our Gross Profit rate (expressed as a percentage of Net Sales) decreased to 41.2% from 43.3%. Gross Profit decreased due to the decline in Net Sales, an increase in occupancy expenses primarily associated with store growth and a decline in the merchandise margin rate primarily driven by our continued investments in product formulations and packaging innovation, partially offset by reduced transportation cost and increased average unit retails.
The Gross Profit rate decline was driven by Buying and Occupancy Expense deleverage due to lower Net Sales, increased occupancy expenses and the decline in the merchandise margin rate due to the factors discussed above.
General, Administrative and Store Operating Expenses
The following table provides detail for our General, Administrative and Store Operating Expenses for year-to-date 2023 compared to year-to-date 2022:

	2023		2022		Change
	(in millions)	% of Net Sales	(in millions)	% of Net Sales	(in millions)	% of Net Sales
Selling Expenses	$496	16.8%	$514	16.8%	$(18)	—%
Home Office and Marketing Expenses	353	11.9%	292	9.5%	61	2.4%
Total	$849	28.7%	$806	26.3%	$43	2.4%
For year-to-date 2023, our General, Administrative and Store Operating Expenses increased $43 million to $849 million, and the rate (expressed as a percentage of Net Sales) increased to 28.7% from 26.3%. Our home office expenses increased primarily due to technology expense, principally related to IT separation costs as well as strategic investments to drive future growth, and other corporate expenses. Our Selling Expenses decreased primarily due to our cost optimization work related to efficiency in store labor and selling productivity and reduced expense as we optimize our call center.
The General, Administrative and Store Operating Expense rate increased primarily due to our investments in technology as well as deleverage on lower Net Sales, partially offset by the benefits of our cost optimization work related to Selling Expenses.

Other Income and Expenses
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for year-to-date 2023 and 2022:

	2023	2022
Average daily borrowings (in millions)	$4,832	$4,915
Average borrowing rate	7.3%	7.1%
For year-to-date 2023, our Interest Expense was $175 million, which was flat to year-to-date 2022. Our lower average daily borrowings, which were driven by the repurchase and early extinguishment of outstanding notes, were offset by a higher average borrowing rate.
Other Income
For year-to-date 2023, our Other Income was $45 million, primarily due to interest income on cash balances and pre-tax gains of $16 million associated with the repurchase and early extinguishments of outstanding notes.
Provision for Income Taxes
For year-to-date 2023, our effective tax rate was 24.7% compared to 21.4% for year-to-date 2022. The 2023 and 2022 year-to-date rates were lower than our combined estimated federal and state statutory rates primarily due to the resolution of certain tax matters during the periods.
FINANCIAL CONDITION
Liquidity and Capital Resources
Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements, future common stock and debt repurchases, and capital expenditures. Our cash provided from operations is impacted by our net income and working capital changes. Our net income is impacted by, among other things, sales volume, seasonal sales patterns, success of new product introductions, profit margins, income taxes and inflationary pressures. Historically, our sales are higher during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the summer and fall months as inventory builds in anticipation of the holiday period. Our cash and cash equivalents held by foreign subsidiaries were $127 million as of July 29, 2023.
During year-to-date 2023, we repurchased and extinguished $199 million principal amount of our outstanding senior notes for an aggregate repurchase price of $182 million. Additionally, we also repurchased 1,326 thousand shares of our common stock for $50 million. We may, from time to time, repurchase, or otherwise retire, additional debt or shares of our common stock, as applicable.
We believe that our current cash position, our cash flow generated from operations and our borrowing capacity under our asset-backed revolving credit facility (“ABL Facility”) will be sufficient to meet our liquidity needs, including capital expenditure requirements, for at least the next twelve months.

Working Capital and Capitalization
The following table provides a summary of our working capital position and capitalization as of July 29, 2023, January 28, 2023 and July 30, 2022:

	July 29, 2023	January 28, 2023	July 30, 2022
	(in millions)
Net Cash Provided by Operating Activities (a)	$77	$1,144	$81
Capital Expenditures (a)	178	328	161
Working Capital	680	887	496
Capitalization:
Long-term Debt	4,668	4,862	4,858
Shareholders’ Equity (Deficit)	(2,155)	(2,206)	(2,663)
Total Capitalization	$2,513	$2,656	$2,195
Amounts Available Under the ABL Facility (b)	$658	$509	$714
 _______________
(a)The January 28, 2023 amounts represent a fifty-two-week period, and the July 29, 2023 and July 30, 2022 amounts represent twenty-six-week periods.
(b)Our borrowing base was $668 million, $525 million and $730 million as of July 29, 2023, January 28, 2023 and July 30, 2022, respectively. We had outstanding letters of credit, which reduce our availability under the ABL Facility, of $10 million as of July 29, 2023, and $16 million as of January 28, 2023 and July 30, 2022.
Cash Flows
The following table provides a summary of our cash flow activity during year-to-date 2023 and 2022:

	2023	2022
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$1,232	$1,979
Net Cash Flows Provided by Operating Activities	77	81
Net Cash Flows Used for Investing Activities	(176)	(162)
Net Cash Flows Used for Financing Activities	(343)	(1,446)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—
Net Decrease in Cash and Cash Equivalents	(442)	(1,527)
Cash and Cash Equivalents, End of Period	$790	$452
Operating Activities
Net cash provided by operating activities for year-to-date 2023 was $77 million, including net income of $180 million. Net income included depreciation of $129 million, share-based compensation expense of $18 million and pre-tax gains on extinguishment of debt of $16 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal changes in Inventories, Income Taxes Payable and Accounts Receivable, and the change in Accounts Payable, Accrued Expenses and Other.
Net cash provided by operating activities for year-to-date 2022 was $81 million, including net income of $275 million. Net income included depreciation of $106 million and share-based compensation expense of $15 million. The most significant items in working capital were the seasonal changes in Inventories, Income Taxes Payable, and Accounts Receivable, and the change in Other Assets and Liabilities. Additionally, we proactively pulled forward the purchase and delivery of certain Inventory items to generate capacity during the third quarter of 2022 peak period, which provided us with additional agility in the second half of 2022.
Investing Activities
Net cash used for investing activities for year-to-date 2023 was $176 million, primarily related to capital expenditures. The capital expenditures included approximately $85 million related to new, off-mall stores and remodels of existing stores, approximately $55 million for various IT projects primarily supporting the separation of our IT systems from Victoria's Secret and approximately $30 million related to distribution and logistics capabilities.

Net cash used for investing activities for year-to-date 2022 was $162 million primarily related to capital expenditures. The capital expenditures included $72 million related to new non-mall stores and remodels, $46 million for our new Company-operated direct channel fulfillment center and $18 million related to IT projects.
We continue to plan for approximately $300 million to $350 million of capital expenditures in 2023, focused on investments to support long-term growth. We are prioritizing investments in select remodels to the White Barn store design and new off-mall store openings. We are also investing in our technology, distribution and logistics capabilities to better serve our customers.
Financing Activities
Net cash used for financing activities for year-to-date 2023 was $343 million, primarily consisting of $182 million for open market debt repurchases, dividend payments of $0.40 per share, or $92 million, $48 million for share repurchases and $9 million of tax payments related to share-based awards.
Net cash used for financing activities for year-to-date 2022 was $1.446 billion, primarily consisting of $1.312 billion in payments for share repurchases, including the payment of $1 billion related to our accelerated share repurchase program, dividend payments of $0.40 per share, or $94 million, and $31 million of tax payments related to share-based awards.
Common Stock and Debt Repurchases
Our Board of Directors (the “Board”) will determine share and debt repurchase authorizations, giving consideration to our levels of profit and cash flow, capital requirements, current and forecasted liquidity, the restrictions placed upon us by our borrowing arrangements as well as financial and other conditions existing at the time. We use cash flow generated from operating and financing activities to fund our share or debt repurchase programs. The timing and amount of any repurchases will be made at our discretion, taking into account a number of factors, including market conditions.
Common Stock Repurchases
2022 Share Repurchase Program
In February 2022, our Board of Directors (the “Board”) authorized a $1.5 billion share repurchase program (the “February 2022 Program”). Under the February 2022 Program, we repurchased the following shares of our common stock during year-to-date 2023:

Repurchase Program	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in millions)	(in thousands)	(in millions)
February 2022	$1,500	1,326	$50	$37.65
The February 2022 Program had $138 million of remaining authority as of July 29, 2023. There were share repurchases of $2 million reflected in Accounts Payable on the July 29, 2023 Consolidated Balance Sheet. Subsequent to July 29, 2023 through September 1, 2023, we repurchased an additional 610 thousand shares of our common stock for $22 million under the February 2022 Program.
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
We paid the following dividends during the first and second quarters of 2023 and 2022:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2023
First Quarter	$0.20	$46
Second Quarter	0.20	46
Total	$0.40	$92
2022
First Quarter	$0.20	$48
Second Quarter	0.20	46
Total	$0.40	$94
In August 2023, we declared our third quarter 2023 ordinary dividend of $0.20 per share payable on September 1, 2023 to stockholders of record at the close of business on August 18, 2023.

Long-term Debt and Borrowing Facilities
The following table provides our outstanding long-term debt balance, net of unamortized debt issuance costs and discounts, as of July 29, 2023, January 28, 2023 and July 30, 2022:

	July 29, 2023	January 28, 2023	July 30, 2022
	(in millions)
Senior Debt with Subsidiary Guarantee
$314 million, 9.375% Fixed Interest Rate Notes due July 2025 (“2025 Notes”)	$312	$317	$317
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	285	283	282
$500 million, 5.250% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	498	498	497
$500 million, 7.500% Fixed Interest Rate Notes due June 2029 (“2029 Notes”)	491	491	490
$993 million, 6.625% Fixed Interest Rate Notes due October 2030 (“2030 Notes”)	984	991	990
$939 million, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	933	993	993
$617 million, 6.750% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	612	694	694
Total Senior Debt with Subsidiary Guarantee	$4,115	$4,267	$4,263
Senior Debt
$341 million, 6.950% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$340	$349	$349
$214 million, 7.600% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	213	246	246
Total Senior Debt	553	595	595
Total Long-term Debt	$4,668	$4,862	$4,858
Repurchases of Notes
During the second quarter of and year-to-date 2023, we repurchased in the open market and extinguished $115 million and $199 million principal amounts of our outstanding senior notes, respectively. The aggregate repurchase prices for these notes were $106 million and $182 million for the second quarter of and year-to-date 2023, respectively, resulting in pre-tax gains of $9 million and $16 million, net of the write-off of unamortized issuance costs, during the second quarter of and year-to-date 2023, respectively. These gains are included in Other Income in the 2023 Consolidated Statements of Income.
The following table provides details of the outstanding principal amount of senior notes repurchased and extinguished during the second quarter of and year-to-date 2023:

	Second Quarter	Year-to-Date
	(in millions)
2025 Notes	$—	$6
2030 Notes	5	7
2033 Notes	6	9
2035 Notes	47	61
2036 Notes	26	83
2037 Notes	31	33
Total	$115	$199
Subsequent to July 29, 2023 through September 1, 2023, we repurchased in the open market and extinguished $30 million principal amount of our outstanding senior notes for an aggregate repurchase price of $29 million.
Asset-backed Revolving Credit Facility
We and certain of our 100% owned subsidiaries guarantee and pledge collateral to secure our ABL Facility. The ABL Facility, which allows borrowings and letters of credit in U.S. dollars or Canadian dollars, has aggregate commitments of $750 million and an expiration date in August 2026.
In the second quarter of 2023, we amended our ABL Facility to replace the LIBOR-based rate with a SOFR-based rate as the interest rate benchmark on U.S. dollar borrowings. This amendment made no other material changes to the terms of the ABL Facility.
Availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on our eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time the outstanding amount under the ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitment, we are required to repay the outstanding amounts under the ABL Facility to the extent of such excess. As of July 29, 2023, our borrowing base was $668 million, and we had no borrowings outstanding under the ABL Facility.
The ABL Facility supports our letter of credit program. We had $10 million of outstanding letters of credit as of July 29, 2023 that reduced our availability under the ABL Facility. As of July 29, 2023, our availability under the ABL Facility was $658 million.
As of July 29, 2023, the ABL Facility fees related to committed and unutilized amounts were 0.30% per annum, and the fees related to outstanding letters of credit were 1.25% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was the Term SOFR plus 1.25% and a credit spread adjustment of 0.10% per annum. The interest rate on outstanding Canadian dollar-denominated borrowings was the Canadian Dollar Offered Rate plus 1.25% per annum.
The ABL Facility requires us to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (i) $70 million or (ii) 10% of the maximum borrowing amount. As of July 29, 2023, we were not required to maintain this ratio.
Credit Ratings
The following table provides our credit ratings as of July 29, 2023:

	Moody’s	S&P
Corporate	Ba2	BB
Senior Unsecured Debt with Subsidiary Guarantee	Ba2	BB
Senior Unsecured Debt	B1	B+
Outlook	Stable	Stable
Guarantor Summarized Financial Information
Certain of our subsidiaries, which are listed on Exhibit 22 to this Quarterly Report on Form 10-Q, have guaranteed our obligations under the 2025 Notes, 2027 Notes, 2028 Notes, 2029 Notes, 2030 Notes, 2035 Notes and 2036 Notes (collectively, the “Notes”).
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

SUMMARIZED BALANCE SHEETS	July 29, 2023	January 28, 2023
	(in millions)
ASSETS
Current Assets (a)	$2,312	$2,642
Noncurrent Assets (b)	2,599	2,561

LIABILITIES
Current Liabilities (c)	$2,952	$3,084
Noncurrent Liabilities	5,991	6,143
 _______________

(a)Includes amounts due from non-Guarantor subsidiaries of $641 million and $589 million as of July 29, 2023 and January 28, 2023, respectively.
(b)Includes amounts due from non-Guarantor subsidiaries of $40 million as of January 28, 2023.
(c)Includes amounts due to non-Guarantor subsidiaries of $1.979 billion and $1.987 billion as of July 29, 2023 and January 28, 2023, respectively.

YEAR-TO-DATE 2023 SUMMARIZED STATEMENT OF INCOME	(in millions)
Net Sales (a)	$2,864
Gross Profit	1,129
Operating Income	327
Income Before Income Taxes	189
Net Income (b)	137
 _______________
(a)Includes net sales of $119 million to non-Guarantor subsidiaries.
(b)Includes a net loss of $8 million related to transactions with non-Guarantor subsidiaries.
Contingent Liabilities and Contractual Obligations
Lease Guarantees
In connection with the spin-off of Victoria's Secret and the disposal of a certain other business, we had remaining contingent obligations of $273 million as of July 29, 2023 related to lease payments under the current terms of noncancelable leases, primarily related to office space, expiring at various dates through 2037. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of these businesses. Our reserves related to these obligations were not significant for any period presented.
Contractual Obligations
Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other long-term obligations. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. Other than the repurchase of $199 million principal amount of our outstanding senior notes during year-to-date 2023, there have been no material changes in our contractual obligations subsequent to January 28, 2023, as discussed in “Contingent Liabilities and Contractual Obligations” in our 2022 Annual Report on Form 10-K. Certain of our contractual obligations may fluctuate during the normal course of business (primarily changes in our merchandise inventory-related purchase obligations which fluctuate throughout the year as a result of the seasonal nature of our business).
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
We did not adopt any new accounting standards year-to-date 2023 that had a material impact on our consolidated results of operations, financial position or cash flows. In addition, as of September 1, 2023, there were no new accounting standards that we have not yet adopted that are expected to have a material impact on our consolidated results of operations, financial position or cash flows.
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
All of our Long-term Debt as of July 29, 2023 has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. Our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows.
Fair Value of Financial Instruments
As of July 29, 2023, we believe that the carrying values of Accounts Receivable, Accounts Payable and Accrued Expenses approximate fair value because of their short maturity.
The following table provides a summary of the principal value and estimated fair value of outstanding debt as of July 29, 2023, January 28, 2023 and July 30, 2022:

	July 29, 2023	January 28, 2023	July 30, 2022
	(in millions)
Principal Value	$4,716	$4,915	$4,915
Fair Value, Estimated (a)	4,510	4,707	4,631
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

Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During the second quarter of 2023, we substantially completed our IT separation from Victoria’s Secret. As a result, we replicated, transferred and separated into our own information technology environment certain information systems and technologies, and related processes, policies and operations, from Victoria’s Secret. We ensured that adequate controls were designed and operating effectively throughout this transition process.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the repurchases of our common stock during the second quarter of 2023:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
May 2023	169	$37.60	162	$181,658
June 2023	622	38.64	617	157,819
July 2023	547	36.48	547	137,869
Total	1,338		1,326
 _______________
(a)The total number of shares repurchased includes shares repurchased as part of publicly announced programs, with the remainder relating to shares in connection with tax payments due upon vesting of associate restricted share and performance share unit awards and the use of our stock to pay the exercise price on associate stock options.
(b)The average price paid per share includes any broker commissions.
(c)For additional share repurchase program information, see Note 3, “Earnings Per Share and Shareholders' Equity (Deficit)” included in Part I, Item 1. Financial Statements.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.

Item 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
None of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(c) of Regulation S-K) during the second quarter of 2023.
Item 6. EXHIBITS

Exhibits
10.1	Amendment No. 1 to the Amended and Restated Revolving Credit Agreement among the Company, the borrowing subsidiaries party thereto and JPMorgan Chase Bank, N.A., dated as of June 9, 2023.

10.2	Amendment No. 3 to VS to L Brands Transition Services Agreement between the Company and Victoria’s Secret & Co., dated as of July 21, 2023.*

10.3	Offer Letter between the Company and Eva Boratto, dated as of July 18, 2023.

10.4	Confidentiality, Non-Competition and Intellectual Property Agreement between the Company and Eva Boratto, dated as of August 1, 2023.

10.5	Executive Severance Agreement between the Company and Eva Boratto, dated as of August 1, 2023.

10.6	Letter Agreement between the Company and Wendy Arlin, effective as of June 7, 2023.

15	Letter regarding Unaudited Interim Financial Information regarding Incorporation of Report of Independent Registered Public Accounting Firm.

22	List of Guarantor Subsidiaries.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*    Certain exhibits and schedules have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the Securities and Exchange Commission.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BATH & BODY WORKS, INC.
(Registrant)
By:	/s/ EVA C. BORATTO
Eva C. Boratto Chief Financial Officer *
Date: September 1, 2023
*    Ms. Boratto is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.