Form 10-Q
period 2023-10-28
Bath & Body Works, Inc.
filed 2023-12-01
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2023
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
(Registrant’s Telephone Number, Including Area Code)
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
As of November 24, 2023, the number of outstanding shares of the Registrant’s common stock was 225,940,592 shares.

BATH & BODY WORKS, INC.

*
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “third quarter of 2023” and “third quarter of 2022” refer to the thirteen-week periods ended October 28, 2023 and October 29, 2022, respectively. “Year-to-date 2023” and “year-to-date 2022” refer to the thirty-nine-week periods ended October 28, 2023 and October 29, 2022, respectively.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(Unaudited)

	Third Quarter		Year-to-Date
	2023	2022	2023	2022
Net Sales	$1,562	$1,604	$4,517	$4,672
Costs of Goods Sold, Buying and Occupancy	(880)	(926)	(2,618)	(2,666)
Gross Profit	682	678	1,899	2,006
General, Administrative and Store Operating Expenses	(461)	(476)	(1,310)	(1,282)
Operating Income	221	202	589	724
Interest Expense	(84)	(86)	(259)	(262)
Other Income	22	3	68	7
Income Before Income Taxes	159	119	398	469
Provision for Income Taxes	40	28	99	103
Net Income	$119	$91	$299	$366
Net Income per Basic Share	$0.52	$0.40	$1.31	$1.57
Net Income per Diluted Share	$0.52	$0.40	$1.31	$1.56
BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Third Quarter		Year-to-Date
	2023	2022	2023	2022
Net Income	$119	$91	$299	$366
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(4)	(4)	(4)	(4)
Unrealized Gain on Cash Flow Hedges	3	3	2	3
Reclassification of Cash Flow Hedges to Earnings	(1)	—	(1)	—
Total Other Comprehensive Loss, Net of Tax	(2)	(1)	(3)	(1)
Total Comprehensive Income	$117	$90	$296	$365

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value amounts)

	October 28, 2023	January 28, 2023	October 29, 2022
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$412	$1,232	$295
Accounts Receivable, Net	197	226	242
Inventories	1,205	709	1,269
Other	145	99	142
Total Current Assets	1,959	2,266	1,948
Property and Equipment, Net	1,244	1,193	1,121
Operating Lease Assets	1,067	1,050	1,074
Goodwill	628	628	628
Trade Name	165	165	165
Deferred Income Taxes	35	37	41
Other Assets	145	155	156
Total Assets	$5,243	$5,494	$5,133
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$627	$455	$632
Accrued Expenses and Other	590	673	645
Current Operating Lease Liabilities	192	177	175
Income Taxes	—	74	—
Total Current Liabilities	1,409	1,379	1,452
Deferred Income Taxes	167	168	158
Long-term Debt	4,497	4,862	4,860
Long-term Operating Lease Liabilities	1,020	1,014	1,039
Other Long-term Liabilities	274	276	232
Shareholders’ Equity (Deficit):
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	—	—	—
Common Stock - $0.50 par value; 1,000 shares authorized; 242, 244 and 243 shares issued; 227, 229 and 228 shares outstanding, respectively	120	122	122
Paid-in Capital	831	817	801
Accumulated Other Comprehensive Income	75	78	79
Retained Earnings (Accumulated Deficit)	(2,329)	(2,401)	(2,789)
Less: Treasury Stock, at Average Cost; 15, 15 and 15 shares, respectively	(822)	(822)	(822)
Total Shareholders’ Equity (Deficit)	(2,125)	(2,206)	(2,609)
Noncontrolling Interest	1	1	1
Total Equity (Deficit)	(2,124)	(2,205)	(2,608)
Total Liabilities and Equity (Deficit)	$5,243	$5,494	$5,133

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions, except per share amounts)
(Unaudited)

Third Quarter 2023

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, July 29, 2023	228	$121	$827	$77	$(2,358)	$(822)	$1	$(2,154)
Net Income	—	—	—	—	119	—	—	119
Other Comprehensive Loss	—	—	—	(2)	—	—	—	(2)
Total Comprehensive Income	—	—	—	(2)	119	—	—	117
Cash Dividends ($0.20 per share)	—	—	—	—	(45)	—	—	(45)
Repurchases of Common Stock	(1)	—	—	—	—	(50)	—	(50)
Treasury Share Retirement	—	(1)	(4)	—	(45)	50	—	—
Share-based Compensation and Other	—	—	8	—	—	—	—	8
Balance, October 28, 2023	227	$120	$831	$75	$(2,329)	$(822)	$1	$(2,124)

Third Quarter 2022

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, July 30, 2022	228	$122	$791	$80	$(2,834)	$(822)	$1	$(2,662)
Net Income	—	—	—	—	91	—	—	91
Other Comprehensive Loss	—	—	—	(1)	—	—	—	(1)
Total Comprehensive Income	—	—	—	(1)	91	—	—	90
Cash Dividends ($0.20 per share)	—	—	—	—	(46)	—	—	(46)
Share-based Compensation and Other	—	—	10	—	—	—	—	10
Balance, October 29, 2022	228	$122	$801	$79	$(2,789)	$(822)	$1	$(2,608)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions, except per share amounts)
(Unaudited)

Year-to-Date 2023

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, January 28, 2023	229	$122	$817	$78	$(2,401)	$(822)	$1	$(2,205)
Net Income	—	—	—	—	299	—	—	299
Other Comprehensive Loss	—	—	—	(3)	—	—	—	(3)
Total Comprehensive Income	—	—	—	(3)	299	—	—	296
Cash Dividends ($0.60 per share)	—	—	—	—	(137)	—	—	(137)
Repurchases of Common Stock	(3)	—	—	—	—	(100)	—	(100)
Treasury Share Retirement	—	(2)	(8)	—	(90)	100	—	—
Share-based Compensation and Other	1	—	22	—	—	—	—	22
Balance, October 28, 2023	227	$120	$831	$75	$(2,329)	$(822)	$1	$(2,124)

Year-to-Date 2022

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, January 29, 2022	254	$134	$893	$80	$(1,803)	$(822)	$1	$(1,517)
Net Income	—	—	—	—	366	—	—	366
Other Comprehensive Loss	—	—	—	(1)	—	—	—	(1)
Total Comprehensive Income	—	—	—	(1)	366	—	—	365
Cash Dividends ($0.60 per share)	—	—	—	—	(140)	—	—	(140)
Repurchases of Common Stock	(7)	—	—	—	—	(312)	—	(312)
Accelerated Share Repurchase Program	(20)	—	—	—	—	(1,000)	—	(1,000)
Treasury Share Retirement	—	(13)	(87)	—	(1,212)	1,312	—	—
Share-based Compensation and Other	1	1	(5)	—	—	—	—	(4)
Balance, October 29, 2022	228	$122	$801	$79	$(2,789)	$(822)	$1	$(2,608)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date
	2023	2022
Operating Activities:
Net Income	$299	$366
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation of Long-lived Assets	199	162
Share-based Compensation Expense	29	26
Gain on Extinguishment of Debt	(28)	—
Changes in Assets and Liabilities:
Accounts Receivable	29	(3)
Inventories	(499)	(563)
Accounts Payable, Accrued Expenses and Other	117	185
Income Taxes Payable	(114)	(57)
Other Assets and Liabilities	(4)	(49)
Net Cash Provided by Operating Activities	28	67
Investing Activities:
Capital Expenditures	(250)	(252)
Other Investing Activities	11	—
Net Cash Used for Investing Activities	(239)	(252)
Financing Activities:
Payments of Long-term Debt	(343)	—
Repurchases of Common Stock	(99)	(1,312)
Dividends Paid	(137)	(140)
Tax Payments Related to Share-based Awards	(10)	(32)
Other Financing Activities	(20)	(15)
Net Cash Used for Financing Activities	(609)	(1,499)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—
Net Decrease in Cash and Cash Equivalents	(820)	(1,684)
Cash and Cash Equivalents, Beginning of Year	1,232	1,979
Cash and Cash Equivalents, End of Period	$412	$295

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business and Basis of Presentation
Description of Business
Bath & Body Works, Inc. (the “Company”) is a global omnichannel retailer focused on personal care and home fragrance. The Company sells merchandise through its retail stores in the United States of America (“U.S.”) and Canada, and through its websites and other channels, under the Bath & Body Works, White Barn and other brand names. The Company’s international business is conducted through franchise, license and wholesale partners. The Company operates as and reports a single segment.
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “third quarter of 2023” and “third quarter of 2022” refer to the thirteen-week periods ended October 28, 2023 and October 29, 2022, respectively. “Year-to-date 2023” and “year-to-date 2022” refer to the thirty-nine-week periods ended October 28, 2023 and October 29, 2022, respectively.
The Company utilizes the retail calendar for reporting. As a result, the Company’s fiscal 2023 will include 53 weeks, with the fourth quarter representing the 14-week period ending February 3, 2024.
Basis of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company accounts for investments in unconsolidated entities where it exercises significant influence, but does not have control, using the equity method.
Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended October 28, 2023 and October 29, 2022 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2022 Annual Report on Form 10-K.
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
Derivative Financial Instruments
The Company’s Canadian dollar denominated earnings are subject to exchange rate risk as substantially all the Company’s merchandise sold in Canada is sourced through U.S. dollar transactions. The Company uses foreign currency forward contracts designated as cash flow hedges to mitigate this foreign currency exposure. Amounts are reclassified from Accumulated Other Comprehensive Income upon sale of the hedged merchandise to the customer. These gains and losses are recognized in Costs of Goods Sold, Buying and Occupancy in the Consolidated Statements of Income. All designated cash flow hedges are recorded on the Consolidated Balance Sheets at fair value. The fair value of designated cash flow hedges is not significant for any period presented. The Company does not use derivative financial instruments for trading purposes.
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
Easton Investments
The Company has land and other investments in Easton, a planned community in Columbus, Ohio, that integrates office, hotel, retail, residential and recreational space. These investments, totaling $127 million as of October 28, 2023, $124 million as of January 28, 2023 and $125 million as of October 29, 2022, are recorded in Other Assets on the Consolidated Balance Sheets.
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
Under the equity method of accounting, the Company recognizes its share of the investee’s net income or loss. Losses are only recognized to the extent the Company has positive carrying value related to the investee. Carrying values are only reduced below zero if the Company has an obligation to provide funding to the investee. The Company’s share of net income or loss of all unconsolidated entities is included in Other Income in the Consolidated Statements of Income. The Company’s equity method investments are required to be reviewed for impairment when it is determined there may be an other-than-temporary loss in value.
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
Recently Issued Accounting Pronouncements
The Company did not adopt any new accounting standards year-to-date 2023 that had a material impact on its consolidated results of operations, financial position or cash flows. In addition, as of December 1, 2023, there were no new accounting standards that the Company has not yet adopted that are expected to have a material impact on its consolidated results of operations, financial position or cash flows.
2. Revenue Recognition
Accounts receivable, net from revenue-generating activities were $84 million as of October 28, 2023, $79 million as of January 28, 2023 and $103 million as of October 29, 2022. These accounts receivable primarily relate to amounts due from the Company’s franchise, license and wholesale partners. Under these arrangements, payment terms are typically 45 to 75 days.
The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty points and rewards and direct channel shipments, which are all impacted by seasonal and holiday-related sales patterns. Deferred revenue, which is recorded within Accrued Expenses and Other on the Consolidated Balance Sheets, was $163 million as of October 28, 2023, $195 million as of January 28, 2023 and $147 million as of October 29, 2022. The Company recognized $123 million as revenue year-to-date 2023 from amounts recorded as deferred revenue at the beginning of the Company’s fiscal year.
The following table provides a disaggregation of Net Sales for the third quarters of and year-to-date 2023 and 2022:

	Third Quarter		Year-to-Date
	2023	2022	2023	2022
	(in millions)
Stores - U.S. and Canada	$1,168	$1,178	$3,345	$3,398
Direct - U.S. and Canada	317	345	926	1,030
International (a)	77	81	246	244
Total Net Sales	$1,562	$1,604	$4,517	$4,672
 _______________
(a)Results include royalties associated with franchised stores and wholesale sales.
The Company’s net sales outside of the U.S. include sales from Company-operated stores and its e-commerce site in Canada, royalties associated with franchised stores and wholesale sales. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s net sales outside of the U.S. totaled $161 million and $160 million for the third quarters of 2023 and 2022, respectively, and $468 million and $462 million for year-to-date 2023 and 2022, respectively.
3. Net Income Per Share and Shareholders’ Equity (Deficit)
Net Income Per Share
Net Income per Basic Share is computed based on the weighted-average number of common shares outstanding. Net Income per Diluted Share includes the weighted-average effect of dilutive restricted share units, performance share units and stock options (collectively, “Dilutive Awards”) on the weighted-average common shares outstanding.
The following table provides the weighted-average shares utilized for the calculation of Net Income per Basic and Diluted Share for the third quarters of and year-to-date 2023 and 2022:

	Third Quarter		Year-to-Date
	2023	2022	2023	2022
	(in millions)
Common Shares	242	243	243	248
Treasury Shares	(15)	(15)	(15)	(15)
Basic Shares	227	228	228	233
Effect of Dilutive Awards	1	1	1	2
Diluted Shares	228	229	229	235
Anti-dilutive Awards (a)	—	1	1	1
 _______________
(a)These awards were excluded from the calculation of Net Income per Diluted Share because their inclusion would have been anti-dilutive.
Common Stock Repurchases
2022 Share Repurchase Program
In February 2022, the Company’s Board of Directors authorized a $1.5 billion share repurchase program (the “February 2022 Program”). Under the February 2022 Program, the Company repurchased the following shares of its common stock during year-to-date 2023:

Repurchase Program	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in millions)	(in thousands)	(in millions)
February 2022	$1,500	2,765	$100	$36.16
The February 2022 Program had $88 million of remaining authority as of October 28, 2023. There were share repurchases of $1 million reflected in Accounts Payable on the October 28, 2023 Consolidated Balance Sheet. Subsequent to October 28, 2023 through December 1, 2023, the Company repurchased an additional 569 thousand shares of its common stock for $17 million under the February 2022 Program.
Common Stock Retirement
Shares of common stock repurchased under the February 2022 Program are retired and cancelled upon repurchase. As a result, the Company retired the 2,765 thousand shares repurchased under the February 2022 Program during year-to-date 2023, which resulted in reductions of $2 million in the par value of Common Stock, $8 million in Paid-in Capital and $90 million in Retained Earnings (Accumulated Deficit).

Dividends
The Company paid the following dividends during year-to-date 2023 and 2022:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2023
First Quarter	$0.20	$46
Second Quarter	0.20	46
Third Quarter	0.20	45
Total	$0.60	$137
2022
First Quarter	$0.20	$48
Second Quarter	0.20	46
Third Quarter	0.20	46
Total	$0.60	$140
In November 2023, the Company declared the fourth quarter 2023 ordinary dividend of $0.20 per share payable on December 1, 2023 to stockholders of record at the close of business on November 17, 2023.
4. Inventories
The following table provides details of Inventories as of October 28, 2023, January 28, 2023 and October 29, 2022:

	October 28, 2023	January 28, 2023	October 29, 2022
	(in millions)
Finished Goods Merchandise	$1,035	$538	$1,066
Raw Materials and Merchandise Components	170	171	203
Total Inventories	$1,205	$709	$1,269
Inventories are principally valued at the lower of cost or net realizable value, on an average cost basis.
5. Long-Lived Assets
The following table provides details of Property and Equipment, Net as of October 28, 2023, January 28, 2023 and October 29, 2022:

	October 28, 2023	January 28, 2023	October 29, 2022
	(in millions)
Property and Equipment, at Cost	$3,121	$2,915	$2,809
Accumulated Depreciation and Amortization	(1,877)	(1,722)	(1,688)
Property and Equipment, Net	$1,244	$1,193	$1,121
Depreciation expense was $70 million and $56 million for the third quarters of 2023 and 2022, respectively. Depreciation expense was $199 million and $162 million for year-to-date 2023 and 2022, respectively.
6. Income Taxes
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events.
For the third quarter of 2023, the Company’s effective tax rate was 25.3% compared to 23.3% in the third quarter of 2022. The 2023 third quarter rate was consistent with the Company’s combined estimated federal and state statutory rates. The 2022 third quarter rate was lower than the Company’s combined estimated federal and state statutory rates primarily due to the resolution of certain tax matters during the quarter.
For year-to-date 2023, the Company’s effective tax rate was 24.9% compared to 21.9% for year-to-date 2022. The 2023 year-to-date rate was consistent with the Company’s combined estimated federal and state statutory rates. The 2022 year-to-date rate was lower than the Company’s combined estimated federal and state statutory rates primarily due to the resolution of certain tax matters during the period.

Income taxes paid were $45 million and $18 million for the third quarters of 2023 and 2022, respectively. Income taxes paid were $213 million and $170 million for year-to-date 2023 and 2022, respectively.
7. Long-term Debt and Borrowing Facility
The following table provides the Company’s outstanding Long-term Debt balance, net of unamortized debt issuance costs and discounts, as of October 28, 2023, January 28, 2023 and October 29, 2022:

	October 28, 2023	January 28, 2023	October 29, 2022
	(in millions)
Senior Debt with Subsidiary Guarantee
$314 million, 9.375% Fixed Interest Rate Notes due July 2025 (“2025 Notes”)	$312	$317	$317
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	286	283	283
$486 million, 5.250% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	483	498	497
$500 million, 7.500% Fixed Interest Rate Notes due June 2029 (“2029 Notes”)	492	491	490
$958 million, 6.625% Fixed Interest Rate Notes due October 2030 (“2030 Notes”)	950	991	991
$861 million, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	855	993	993
$614 million, 6.750% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	609	694	694
Total Senior Debt with Subsidiary Guarantee	$3,987	$4,267	$4,265
Senior Debt
$311 million, 6.950% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$310	$349	$349
$201 million, 7.600% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	200	246	246
Total Senior Debt	510	595	595
Total Long-term Debt	$4,497	$4,862	$4,860
Repurchases of Notes
During the third quarter of and year-to-date 2023, the Company repurchased in the open market and extinguished $174 million and $373 million principal amounts of its outstanding senior notes, respectively. The aggregate repurchase prices for these notes were $161 million and $343 million for the third quarter of and year-to-date 2023, respectively, resulting in pre-tax gains of $12 million and $28 million, net of the write-off of unamortized issuance costs, during the third quarter of and year-to-date 2023, respectively. These gains are included in Other Income in the 2023 Consolidated Statements of Income.
The following table provides details of the outstanding principal amount of senior notes repurchased and extinguished during the third quarter of and year-to-date 2023:

	Third Quarter	Year-to-Date
	(in millions)
2025 Notes	$—	$6
2028 Notes	14	14
2030 Notes	35	42
2033 Notes	31	39
2035 Notes	78	139
2036 Notes	3	86
2037 Notes	13	47
Total	$174	$373
Subsequent to October 28, 2023 through December 1, 2023, the Company repurchased in the open market and extinguished $93 million principal amount of its outstanding senior notes for an aggregate repurchase price of $86 million.
Asset-backed Revolving Credit Facility
The Company and certain of the Company’s 100% owned subsidiaries guarantee and pledge collateral to secure an asset-backed revolving credit facility (“ABL Facility”). The ABL Facility, which allows borrowings and letters of credit in U.S. dollars or Canadian dollars, has aggregate commitments of $750 million and an expiration date in August 2026.

In the second quarter of 2023, the Company amended its ABL Facility to replace the London Interbank Offer Rate (“LIBOR”) based rate with a Secured Overnight Financing Rate (“SOFR”) based rate as the interest rate benchmark on U.S. dollar borrowings. This amendment made no other material changes to the terms of the ABL Facility.
Availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on the Company’s eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time the outstanding amount under the ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitment, the Company is required to repay the outstanding amounts under the ABL Facility to the extent of such excess. As of October 28, 2023, the Company’s borrowing base was $1.169 billion, and it had no borrowings outstanding under the ABL Facility.
The ABL Facility supports the Company’s letter of credit program. The Company had $10 million of outstanding letters of credit as of October 28, 2023 that reduced its availability under the ABL Facility. As of October 28, 2023, the Company’s availability under the ABL Facility was $740 million.
As of October 28, 2023, the ABL Facility fees related to committed and unutilized amounts were 0.30% per annum, and the fees related to outstanding letters of credit were 1.25% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was the Term SOFR plus 1.25% and a credit spread adjustment of 0.10% per annum. The interest rate on outstanding Canadian dollar-denominated borrowings was the Canadian Dollar Offered Rate plus 1.25% per annum.
The ABL Facility requires the Company to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (i) $70 million or (ii) 10% of the maximum borrowing amount. As of October 28, 2023, the Company was not required to maintain this ratio.
8. Fair Value Measurements
Cash and Cash Equivalents include cash on hand, deposits with financial institutions and highly liquid investments with original maturities of less than 90 days. The Company’s Cash and Cash Equivalents are considered Level 1 fair value measurements as they are valued using unadjusted quoted prices in active markets for identical assets.
The following table provides a summary of the principal value and estimated fair value of the Company’s outstanding Long-term Debt as of October 28, 2023, January 28, 2023 and October 29, 2022:

	October 28, 2023	January 28, 2023	October 29, 2022
	(in millions)
Principal Value	$4,542	$4,915	$4,915
Fair Value, Estimated (a)	4,122	4,707	4,367
  _______________
(a)The estimated fair value of the Company’s Long-term Debt is based on reported transaction prices, which are considered Level 2 inputs in accordance with Accounting Standards Codification 820, Fair Value Measurement. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.
Management believes that the carrying values of the Company’s Accounts Receivable, Accounts Payable and Accrued Expenses approximate their fair values because of their short maturities.
9. Commitments and Contingencies
The Company is subject to various claims and contingencies related to lawsuits, taxes, insurance, regulatory and other matters arising in the ordinary course of business. Actions filed against the Company may from time to time include commercial, tort, intellectual property, tax, customer, employment, wage and hour, data privacy, securities, anti-corruption and other claims, including purported class action lawsuits. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
Lease Guarantees
In connection with the spin-off of Victoria’s Secret & Co. and the disposal of a certain other business, the Company had remaining contingent obligations of $267 million as of October 28, 2023 related to lease payments under the current terms of noncancelable leases, primarily related to office space, expiring at various dates through 2037. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of these businesses. The Company’s reserves related to these obligations were not significant for any period presented.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Bath & Body Works, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheets of Bath & Body Works, Inc. (the Company) as of October 28, 2023 and October 29, 2022, the related consolidated statements of income, comprehensive income, and total equity (deficit) for the thirteen and thirty-nine week periods ended October 28, 2023 and October 29, 2022, the consolidated statements of cash flows for the thirty-nine week periods ended October 28, 2023 and October 29, 2022, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
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
December 1, 2023

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
•the seasonality of our business;
•the anticipated benefits from the Victoria’s Secret & Co. (“Victoria’s Secret”) spin-off may not be realized;
•the spin-off of Victoria’s Secret may not be tax-free for U.S. federal income tax purposes;
•our dependence on Victoria’s Secret for information technology services and the transition of such services to our own information technology systems or to those of third-party technology service providers;
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
Executive Overview
In the third quarter of 2023, Net Sales decreased $42 million, or 3%, to $1.562 billion compared to the third quarter of 2022, primarily due to a decrease in both average dollar sale and total transactions. In our stores and direct channels, Net Sales decreased 1% to $1.168 billion, and 8% to $317 million, respectively. In our international business, Net Sales decreased 5% to $77 million.
In the third quarter of 2023, Operating Income increased $19 million, or 9%, to $221 million, from $202 million in the third quarter of 2022, and the Operating Income rate (expressed as a percentage of Net Sales) increased to 14.1% from 12.6%. These increases were primarily due to a 200-basis point increase in our merchandise margin rate, driven by approximately $40 million of deflation in our cost structure, lower product costs and reduced transportation costs, and General, Administrative and Store Operating Expense and rate (expressed as a percentage of Net Sales) improvement resulting from our cost optimization work (discussed below).
For additional information related to our third quarter 2023 financial performance, see “Results of Operations.”
Cost Optimization
We are enhancing our operations and efficiency by targeting an aggregate of $200 million of planned annual cost savings across both Gross Profit and General, Administrative and Store Operating Expenses. Our cost optimization work delivered benefits of approximately $45 million in the third quarter of 2023, and we expect to deliver approximately $50 million of cost savings in the fourth quarter of 2023 and $150 million of total cost savings in fiscal 2023. We expect to realize the remaining benefits in fiscal 2024.
Outlook
We anticipate continued macroeconomic uncertainty, soft customer spending and category normalization following the COVID-19 pandemic in our candles and sanitizers categories to pressure Net Sales in the fourth quarter of 2023 and potentially continuing into fiscal 2024. We expect our merchandise margin rate to improve in the fourth quarter of 2023 compared to the fourth quarter of 2022, driven by anticipated deflation in our cost structure and expected reductions in expenses resulting from our cost optimization work, partially offset by our continued investment in product formulation and packaging upgrades. General, Administrative and Store Operating Expenses are expected to deleverage in the fourth quarter of 2023 compared to the fourth quarter of 2022, as we expect higher marketing spend and technology investments. We are investing in a brand campaign and personalized marketing to activate new programs to drive customer awareness, acquisition and retention. Following the information technology (“IT”) separation from Victoria’s Secret that we substantially completed in the second quarter of 2023, we expect technology investments to remain elevated to drive future growth. We anticipate continued cost deflation and the benefits of our cost optimization work to support our operating income rate in fiscal 2024.
Adjusted Financial Information
In addition to our results provided in accordance with GAAP above and throughout this Quarterly Report on Form 10-Q, provided below are non-GAAP measurements which present Net Income and Net Income Per Diluted Share for the third quarter of and year-to-date 2023 on an adjusted basis, to remove certain special items recorded in 2023. We believe that these special items are not indicative of our operations due to their size and nature. We did not make any adjustments to our results in the third quarter of or year-to-date 2022. We use adjusted financial information as key performance measures for the purpose of evaluating performance internally. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Instead, we believe that the presentation of adjusted financial information provides additional information to investors to facilitate the comparison of past and present operations. Further, our definitions of adjusted financial information may differ from similarly titled measures used by other companies.
The table below reconciles the third quarter of and year-to-date 2023 GAAP financial measures to the non-GAAP financial measures:

(in millions, except per share amounts)	Third Quarter	Year-to-Date
Reconciliation of Reported Net Income to Adjusted Net Income
Reported Net Income	$119	$299
Gain on Extinguishment of Debt (a)	(12)	(28)
Tax Effect of Gain on Extinguishment of Debt (a)	3	7
Adjusted Net Income	$110	$278

Reconciliation of Reported Net Income Per Diluted Share to Adjusted Net Income Per Diluted Share
Reported Net Income Per Diluted Share	$0.52	$1.31
Gain on Extinguishment of Debt (a)	(0.05)	(0.12)
Tax Effect of Gain on Extinguishment of Debt (a)	0.01	0.03
Adjusted Net Income Per Diluted Share	$0.48	$1.21
 ________________
(a)In the third quarter of and year-to-date 2023, we recognized pre-tax gains of $12 million (after-tax gain of $9 million) and $28 million (after-tax gain of $21 million), respectively, related to the repurchase and extinguishment of outstanding notes. For additional information, see Note 7, “Long-term Debt and Borrowing Facility” included in Part I, Item 1. Financial Statements.
Company-Operated Store Data
The following table compares Company-operated U.S. store data for the third quarters of and year-to-date 2023 and 2022:

	Third Quarter			Year-to-Date
	2023	2022	% Change	2023	2022	% Change
Sales per Average Selling Square Foot (a)	$226	$240	(6%)	$656	$701	(6%)
Sales per Average Store (in thousands) (a)	$634	$660	(4%)	$1,837	$1,920	(4%)
Average Store Size (selling square feet)	2,817	2,764	2%
Total Selling Square Feet (in thousands)	4,879	4,646	5%
 ________________
(a)Sales per average selling square foot and sales per average store, which are indicators of store productivity, are calculated based on store sales for the period divided by the average, including the beginning and end of period, of total selling square footage and store count, respectively.

The following table represents Company-operated store data for year-to-date 2023:

	Stores			Stores
	January 28, 2023	Opened	Closed	October 28, 2023
United States	1,693	70	(31)	1,732
Canada	109	2	—	111
Total	1,802	72	(31)	1,843
Partner-Operated Store Data
The following table represents partner-operated store data for year-to-date 2023:

	Stores			Stores
	January 28, 2023	Opened	Closed	October 28, 2023
International	401	39	(10)	430
International - Travel Retail	26	2	—	28
Total International	427	41	(10)	458
Results of Operations
Third Quarter of 2023 Compared to Third Quarter of 2022
Net Sales
The following table provides Net Sales for the third quarter of 2023 in comparison to the third quarter of 2022:

	2023	2022	% Change
	(in millions)
Stores - U.S. and Canada	$1,168	$1,178	(1%)
Direct - U.S. and Canada	317	345	(8%)
International (a)	77	81	(5%)
Total Net Sales	$1,562	$1,604	(3%)
 _______________
(a)Results include royalties associated with franchised stores and wholesale sales.

The following table provides a reconciliation of Net Sales for the third quarter of 2023 to the third quarter of 2022:

(in millions)
2022 Net Sales	$1,604
Comparable Store Sales	(68)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	59
Direct Channels	(28)
International Wholesale, Royalty and Other	(4)
Foreign Currency Translation	(1)
2023 Net Sales	$1,562
For the third quarter of 2023, Net Sales decreased $42 million, to $1.562 billion, compared to the third quarter of 2022. Net Sales decreased in the stores channel by $10 million, or 1%, due to a decline in average dollar sale, partially offset by Net Sales from new store growth. Direct Net Sales decreased $28 million, or 8%, due to a decline in orders, which was partially due to our customers continuing to select our buy online-pick up in store (“BOPIS”) option (which is recognized as store Net Sales) as we completed our rollout of BOPIS capabilities to our U.S. stores in the first quarter of 2023. International Net Sales decreased $4 million, or 5%, due to lower orders and shipments, partially offset by new stores opened by our partners.
In terms of category performance, Net Sales in candles and sanitizers both declined compared to the third quarter of 2022 driven by category normalization following the COVID-19 pandemic. Both soaps and wallflowers increased compared to the third quarter of 2022. Body care was approximately flat compared to the third quarter of 2022, as growth in our men’s business and fine fragrance mist was offset by declines in wellness and travel.

Gross Profit
For the third quarter of 2023, our Gross Profit increased $4 million to $682 million, and our Gross Profit rate (expressed as a percentage of Net Sales) increased to 43.6% from 42.2%. Gross Profit increased due to a 200-basis point increase in our merchandise margin rate driven by approximately $40 million of deflation in our cost structure, lower product costs and reduced transportation costs, partially offset by our continued investment in product formulations and packaging innovation. The improvement in merchandise margin was partially offset by increased Buying and Occupancy Expense primarily due to new store growth.
The Gross Profit rate increase was driven by the increase in the merchandise margin rate due to the factors discussed above, partially offset by the Buying and Occupancy Expense deleverage due to lower Net Sales and increased occupancy expenses.
General, Administrative and Store Operating Expenses
The following table provides detail for our General, Administrative and Store Operating Expenses for the third quarter of 2023 compared to the third quarter of 2022:

	2023		2022		Change
	(in millions)	% of Net Sales	(in millions)	% of Net Sales	(in millions)	% of Net Sales
Selling Expenses	$283	18.1%	$300	18.7%	$(17)	(0.6%)
Home Office and Marketing Expenses	178	11.4%	176	11.0%	2	0.4%
Total	$461	29.5%	$476	29.7%	$(15)	(0.2%)
For the third quarter of 2023, our General, Administrative and Store Operating Expenses decreased $15 million to $461 million, and the rate (expressed as a percentage of Net Sales) decreased to 29.5% from 29.7%. Our Selling Expenses decreased primarily due to our cost optimization work related to efficiency in store labor and selling productivity, reduced expense as we optimized our call center and the decline in Net Sales. Our Home Office Expenses increased primarily due to higher technology expense, principally related to IT separation costs as well as strategic investments to drive future growth, partially offset by severance and related charges of approximately $6 million recognized in the third quarter of 2022.
The General, Administrative and Store Operating Expense rate decreased primarily due to the benefits of our cost optimization work related to Selling Expenses, partially offset by our investments in technology as well as deleverage on lower Net Sales.
Other Income and Expenses
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the third quarters of 2023 and 2022:

	2023	2022
Average daily borrowings (in millions)	$4,658	$4,915
Average borrowing rate	7.4%	7.1%
For the third quarter of 2023, our Interest Expense was $84 million, compared to $86 million in the third quarter of 2022. Our lower average daily borrowings, which were driven by the repurchase and early extinguishment of outstanding notes, were partially offset by a higher average borrowing rate.
Other Income
For the third quarter of 2023, our Other Income was $22 million, primarily due to pre-tax gains of $12 million associated with the repurchase and early extinguishments of outstanding notes and interest income on cash balances.
Provision for Income Taxes
For the third quarter of 2023, our effective tax rate was 25.3% compared to 23.3% in the third quarter of 2022. The 2023 third quarter rate was consistent with our combined estimated federal and state statutory rates. The 2022 third quarter rate was lower than our combined estimated federal and state statutory rates primarily due to the resolution of certain tax matters during the quarter.
Results of Operations
Year-to-Date 2023 Compared to Year-to-Date 2022
For year-to-date 2023, Operating Income decreased $135 million to $589 million, from $724 million year-to-date 2022, and the Operating Income rate (expressed as a percentage of Net Sales) decreased to 13.0% from 15.5%. The drivers of the year-to-date Operating Income results are discussed in the following sections.

Net Sales
The following table provides Net Sales for year-to-date 2023 in comparison to year-to-date 2022:

	2023	2022	% Change
	(in millions)
Stores - U.S. and Canada	$3,345	$3,398	(2%)
Direct - U.S. and Canada	926	1,030	(10%)
International (a)	246	244	1%
Total Net Sales	$4,517	$4,672	(3%)
 _______________
(a)Results include royalties associated with franchised stores and wholesale sales.

The following table provides a reconciliation of Net Sales for year-to-date 2023 to year-to-date 2022:

(in millions)
2022 Net Sales	$4,672
Comparable Store Sales	(188)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	143
Direct Channels	(104)
International Wholesale, Royalty and Other	2
Foreign Currency Translation	(8)
2023 Net Sales	$4,517
For year-to-date 2023, Net Sales decreased $155 million, to $4.517 billion, compared to year-to-date 2022. Net Sales decreased in the stores channel by $53 million, or 2%, due to a decline in average dollar sale, partially offset by Net Sales from new store growth. Direct Net Sales decreased $104 million, or 10%, due to a decline in orders, which was partially due to our customers continuing to select our BOPIS option (which is recognized as store Net Sales) as we completed our rollout of BOPIS capabilities to our U.S. stores in the first quarter of 2023. International Net Sales increased by $2 million, or 1%, primarily due to new stores opened by our partners.
In terms of category performance, Net Sales in candles, sanitizers and soaps declined compared to year-to-date 2022 driven by category normalization following the COVID-19 pandemic. Though total body care Net Sales decreased slightly compared to year-to-date 2022, Net Sales in our men’s business increased during the period.
Gross Profit
For year-to-date 2023, our Gross Profit decreased $107 million to $1.899 billion, and our Gross Profit rate (expressed as a percentage of Net Sales) decreased to 42.0% from 42.9%. Gross Profit decreased due to the decline in Net Sales and an increase in occupancy expenses primarily associated with store growth. These decreases were partially offset by an increase in our merchandise margin rate driven by deflation in our cost structure, lower product costs, reduced transportation costs and slightly increased average unit retails, partially offset by our continued investment in product formulations and packaging innovation.
The Gross Profit rate decline was driven by increased occupancy expenses and Buying and Occupancy Expense deleverage due to lower Net Sales, partially offset by the increase in the merchandise margin rate due to the factors discussed above.
General, Administrative and Store Operating Expenses
The following table provides detail for our General, Administrative and Store Operating Expenses for year-to-date 2023 compared to year-to-date 2022:

	2023		2022		Change
	(in millions)	% of Net Sales	(in millions)	% of Net Sales	(in millions)	% of Net Sales
Selling Expenses	$779	17.2%	$814	17.4%	$(35)	(0.2%)
Home Office and Marketing Expenses	531	11.8%	468	10.0%	63	1.8%
Total	$1,310	29.0%	$1,282	27.4%	$28	1.6%

For year-to-date 2023, our General, Administrative and Store Operating Expenses increased $28 million to $1.310 billion, and the rate (expressed as a percentage of Net Sales) increased to 29.0% from 27.4%. Our Home Office Expenses increased primarily due to higher technology expense, principally related to IT separation costs as well as strategic investments to drive future growth, and other corporate expenses. Our Selling Expenses decreased primarily due to our cost optimization work related to efficiency in store labor and selling productivity, reduced expense as we optimized our call center and the decline in Net Sales.
The General, Administrative and Store Operating Expense rate increased primarily due to our investments in technology as well as deleverage on lower Net Sales, partially offset by the benefits of our cost optimization work related to Selling Expenses.
Other Income and Expenses
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for year-to-date 2023 and 2022:

	2023	2022
Average daily borrowings (in millions)	$4,774	$4,915
Average borrowing rate	7.3%	7.1%
For year-to-date 2023, our Interest Expense was $259 million, compared to $262 million for year-to-date 2022. Our lower average daily borrowings, which were driven by the repurchase and early extinguishment of outstanding notes, were partially offset by a higher average borrowing rate.
Other Income
For year-to-date 2023, our Other Income was $68 million, primarily due to interest income on cash balances and pre-tax gains of $28 million associated with the repurchase and early extinguishments of outstanding notes.
Provision for Income Taxes
For year-to-date 2023, our effective tax rate was 24.9% compared to 21.9% for year-to-date 2022. The 2023 year-to-date rate was consistent with our combined estimated federal and state statutory rates. The 2022 year-to-date rate was lower than our combined estimated federal and state statutory rates primarily due to the resolution of certain tax matters during the period.
FINANCIAL CONDITION
Liquidity and Capital Resources
Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements, future common stock and debt repurchases, and capital expenditures. Our cash provided from operations is impacted by our net income and working capital changes. Our net income is impacted by, among other things, sales volume, seasonal sales patterns, success of new product introductions and product expansions, profit margins, income taxes and inflationary pressures. Historically, our sales are higher during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the summer and fall months as inventory builds in anticipation of the holiday period. Our cash and cash equivalents held by foreign subsidiaries were $79 million as of October 28, 2023.
During year-to-date 2023, we repurchased and extinguished $373 million principal amount of our outstanding senior notes for an aggregate price of $343 million. Additionally, we also repurchased 2,765 thousand shares of our common stock for $100 million. We may, from time to time, repurchase, or otherwise retire, additional debt or shares of our common stock, as applicable.
We believe that our current cash position, our cash flow generated from operations and our borrowing capacity under our asset-backed revolving credit facility (“ABL Facility”) will be sufficient to meet our liquidity needs, including capital expenditure requirements, for at least the next twelve months.

Working Capital and Capitalization
The following table provides a summary of our working capital position and capitalization as of October 28, 2023, January 28, 2023 and October 29, 2022:

	October 28, 2023	January 28, 2023	October 29, 2022
	(in millions)
Net Cash Provided by Operating Activities (a)	$28	$1,144	$67
Capital Expenditures (a)	250	328	252
Working Capital	550	887	496
Capitalization:
Long-term Debt	4,497	4,862	4,860
Shareholders’ Equity (Deficit)	(2,125)	(2,206)	(2,609)
Total Capitalization	$2,372	$2,656	$2,251
Amounts Available Under the ABL Facility (b)	$740	$509	$734
 _______________
(a)The January 28, 2023 amounts represent a fifty-two-week period, and the October 28, 2023 and October 29, 2022 amounts represent thirty-nine-week periods.
(b)As of both October 28, 2023 and October 29, 2022, our borrowing base exceeded the aggregate commitments. Our borrowing base was $525 million as of January 28, 2023. We had outstanding letters of credit, which reduce our availability under the ABL Facility, of $10 million as of October 28, 2023, and $16 million as of both January 28, 2023 and October 29, 2022.
Cash Flows
The following table provides a summary of our cash flow activity during year-to-date 2023 and 2022:

	2023	2022
	(in millions)
Cash and Cash Equivalents, Beginning of Year	$1,232	$1,979
Net Cash Flows Provided by Operating Activities	28	67
Net Cash Flows Used for Investing Activities	(239)	(252)
Net Cash Flows Used for Financing Activities	(609)	(1,499)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—
Net Decrease in Cash and Cash Equivalents	(820)	(1,684)
Cash and Cash Equivalents, End of Period	$412	$295
Operating Activities
Net cash provided by operating activities for year-to-date 2023 was $28 million, including net income of $299 million. Net income included depreciation of $199 million, share-based compensation expense of $29 million and pre-tax gains on extinguishment of debt of $28 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal changes in Inventories (and related increases in Accounts Payable), as we build our inventory levels in anticipation of the holiday season, which generates a substantial portion of our operating cash flow for the year, and Income Taxes Payable due to seasonal tax payments.
Net cash provided by operating activities for year-to-date 2022 was $67 million, including net income of $366 million. Net income included depreciation of $162 million and share-based compensation expense of $26 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal changes in Inventories (and related increases in Accounts Payable), as we build our inventory levels in anticipation of the holiday season, which generates a substantial portion of our operating cash flow for the year, and Income Taxes Payable due to seasonal tax payments.
Investing Activities
Net cash used for investing activities for year-to-date 2023 was $239 million, primarily related to capital expenditures. The capital expenditures included approximately $125 million related to new, off-mall stores and remodels of existing stores, approximately $75 million for various IT projects primarily supporting the separation of our IT systems from Victoria’s Secret and approximately $35 million related to distribution and logistics capabilities.

Net cash used for investing activities for year-to-date 2022 was $252 million related to capital expenditures. The capital expenditures included approximately $130 million related to new, off-mall stores and remodels of existing stores. The remaining capital expenditures were primarily related to our new Company-operated direct channel fulfillment center and IT projects.
We continue to plan for approximately $300 million to $350 million of capital expenditures in 2023, focused on investments to support long-term growth. We are prioritizing investments in select remodels to the White Barn store design and new off-mall store openings. We are also investing in our technology, distribution and logistics capabilities to better serve our customers.
Financing Activities
Net cash used for financing activities for year-to-date 2023 was $609 million, primarily consisting of $343 million for open market debt repurchases, dividend payments of $0.60 per share, or $137 million, $99 million for share repurchases and $10 million of tax payments related to share-based awards.
Net cash used for financing activities for year-to-date 2022 was $1.499 billion consisting of $1.312 billion in payments for share repurchases, including the payment of $1 billion related to our accelerated share repurchase program, dividend payments of $0.60 per share, or $140 million, and $32 million of tax payments related to share-based awards.
Common Stock and Debt Repurchases
Our Board of Directors (our “Board”) will determine share and debt repurchase authorizations, giving consideration to our levels of profit and cash flow, capital requirements, current and forecasted liquidity, the restrictions placed upon us by our borrowing arrangements as well as financial and other conditions existing at the time. We use cash flow generated from operating and financing activities to fund our share and debt repurchase programs. The timing and amount of any repurchases will be made at our discretion, taking into account a number of factors, including market conditions.
Common Stock Repurchases
2022 Share Repurchase Program
In February 2022, our Board authorized a $1.5 billion share repurchase program (the “February 2022 Program”). Under the February 2022 Program, we repurchased the following shares of our common stock during year-to-date 2023:

Repurchase Program	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in millions)	(in thousands)	(in millions)
February 2022	$1,500	2,765	$100	$36.16
The February 2022 Program had $88 million of remaining authority as of October 28, 2023. There were share repurchases of $1 million reflected in Accounts Payable on the October 28, 2023 Consolidated Balance Sheet. Subsequent to October 28, 2023 through December 1, 2023, we repurchased an additional 569 thousand shares of our common stock for $17 million under the February 2022 Program.
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

We paid the following dividends during year-to-date 2023 and 2022:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2023
First Quarter	$0.20	$46
Second Quarter	0.20	46
Third Quarter	0.20	45
Total	$0.60	$137
2022
First Quarter	$0.20	$48
Second Quarter	0.20	46
Third Quarter	0.20	46
Total	$0.60	$140
In November 2023, we declared our fourth quarter 2023 ordinary dividend of $0.20 per share payable on December 1, 2023 to stockholders of record at the close of business on November 17, 2023.
Long-term Debt and Borrowing Facility
The following table provides our outstanding Long-term Debt balance, net of unamortized debt issuance costs and discounts, as of October 28, 2023, January 28, 2023 and October 29, 2022:

	October 28, 2023	January 28, 2023	October 29, 2022
	(in millions)
Senior Debt with Subsidiary Guarantee
$314 million, 9.375% Fixed Interest Rate Notes due July 2025 (“2025 Notes”)	$312	$317	$317
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	286	283	283
$486 million, 5.250% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	483	498	497
$500 million, 7.500% Fixed Interest Rate Notes due June 2029 (“2029 Notes”)	492	491	490
$958 million, 6.625% Fixed Interest Rate Notes due October 2030 (“2030 Notes”)	950	991	991
$861 million, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	855	993	993
$614 million, 6.750% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	609	694	694
Total Senior Debt with Subsidiary Guarantee	$3,987	$4,267	$4,265
Senior Debt
$311 million, 6.950% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$310	$349	$349
$201 million, 7.600% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	200	246	246
Total Senior Debt	510	595	595
Total Long-term Debt	$4,497	$4,862	$4,860
Repurchases of Notes
During the third quarter of and year-to-date 2023, we repurchased in the open market and extinguished $174 million and $373 million principal amounts of our outstanding senior notes, respectively. The aggregate repurchase prices for these notes were $161 million and $343 million for the third quarter of and year-to-date 2023, respectively, resulting in pre-tax gains of $12 million and $28 million, net of the write-off of unamortized issuance costs, during the third quarter of and year-to-date 2023, respectively. These gains are included in Other Income in the 2023 Consolidated Statements of Income.

The following table provides details of the outstanding principal amount of senior notes repurchased and extinguished during the third quarter of and year-to-date 2023:

	Third Quarter	Year-to-Date
	(in millions)
2025 Notes	$—	$6
2028 Notes	14	14
2030 Notes	35	42
2033 Notes	31	39
2035 Notes	78	139
2036 Notes	3	86
2037 Notes	13	47
Total	$174	$373
Subsequent to October 28, 2023 through December 1, 2023, we repurchased in the open market and extinguished $93 million principal amount of our outstanding senior notes for an aggregate repurchase price of $86 million.
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
Availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on our eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time the outstanding amount under the ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitment, we are required to repay the outstanding amounts under the ABL Facility to the extent of such excess. As of October 28, 2023, our borrowing base was $1.169 billion, and we had no borrowings outstanding under the ABL Facility.
The ABL Facility supports our letter of credit program. We had $10 million of outstanding letters of credit as of October 28, 2023 that reduced our availability under the ABL Facility. As of October 28, 2023, our availability under the ABL Facility was $740 million.
As of October 28, 2023, the ABL Facility fees related to committed and unutilized amounts were 0.30% per annum, and the fees related to outstanding letters of credit were 1.25% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was the Term SOFR plus 1.25% and a credit spread adjustment of 0.10% per annum. The interest rate on outstanding Canadian dollar-denominated borrowings was the Canadian Dollar Offered Rate plus 1.25% per annum.
The ABL Facility requires us to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (i) $70 million or (ii) 10% of the maximum borrowing amount. As of October 28, 2023, we were not required to maintain this ratio.
Credit Ratings
The following table provides our credit ratings as of October 28, 2023:

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

SUMMARIZED BALANCE SHEETS	October 28, 2023	January 28, 2023
	(in millions)
ASSETS
Current Assets (a)	$2,347	$2,642
Noncurrent Assets (b)	2,597	2,561

LIABILITIES
Current Liabilities (c)	$3,000	$3,084
Noncurrent Liabilities	5,814	6,143
 _______________
(a)Includes amounts due from non-Guarantor subsidiaries of $596 million and $589 million as of October 28, 2023 and January 28, 2023, respectively.
(b)Includes amounts due from non-Guarantor subsidiaries of $40 million as of January 28, 2023.
(c)Includes amounts due to non-Guarantor subsidiaries of $1.860 billion and $1.987 billion as of October 28, 2023 and January 28, 2023, respectively.

YEAR-TO-DATE 2023 SUMMARIZED STATEMENT OF INCOME	(in millions)
Net Sales (a)	$4,436
Gross Profit	1,761
Operating Income	527
Income Before Income Taxes	323
Net Income (b)	235
 _______________
(a)Includes net sales of $248 million to non-Guarantor subsidiaries.
(b)Includes a net loss of $14 million related to transactions with non-Guarantor subsidiaries.

Contingent Liabilities and Contractual Obligations
Lease Guarantees
In connection with the spin-off of Victoria’s Secret and the disposal of a certain other business, we had remaining contingent obligations of $267 million as of October 28, 2023 related to lease payments under the current terms of noncancelable leases, primarily related to office space, expiring at various dates through 2037. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of these businesses. Our reserves related to these obligations were not significant for any period presented.
Contractual Obligations
Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other long-term obligations. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. Other than the repurchase of $373 million principal amount of our outstanding senior notes through year-to-date 2023, there have been no material changes in our contractual obligations subsequent to January 28, 2023, as discussed in “Contingent Liabilities and Contractual Obligations” in our 2022 Annual Report on Form 10-K. Certain of our contractual obligations may fluctuate during the normal course of business (primarily changes in our merchandise inventory-related purchase obligations which fluctuate throughout the year as a result of the seasonal nature of our business).
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
We did not adopt any new accounting standards year-to-date 2023 that had a material impact on our consolidated results of operations, financial position or cash flows. In addition, as of December 1, 2023, there were no new accounting standards that we have not yet adopted that are expected to have a material impact on our consolidated results of operations, financial position or cash flows.
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
All of our Long-term Debt as of October 28, 2023 has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. Our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows.
Fair Value of Financial Instruments
The following table provides a summary of the principal value and estimated fair value of our outstanding Long-term Debt as of October 28, 2023, January 28, 2023 and October 29, 2022:

	October 28, 2023	January 28, 2023	October 29, 2022
	(in millions)
Principal Value	$4,542	$4,915	$4,915
Fair Value, Estimated (a)	4,122	4,707	4,367
 _______________
(a)    The estimated fair values are based on reported transaction prices and are not necessarily indicative of the amounts that we could realize in a current market exchange.
As of October 28, 2023, we believe that the carrying values of our Accounts Receivable, Accounts Payable and Accrued Expenses approximate their fair values because of their short maturities.
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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
We are a defendant in a variety of lawsuits arising in the ordinary course of business. Actions filed against our Company from time to time may include commercial, tort, intellectual property, tax, customer, employment, wage and hour, data privacy, securities, anti-corruption and other claims, including purported class action lawsuits. Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, our current legal proceedings are not expected to have a material adverse effect on our results of operations, financial condition or cash flows.
Fair and Accurate Credit Transactions Act Cases
We were named as a defendant in three putative class actions: Smidga, et al. v. Bath & Body Works, LLC in the Allegheny County, Pennsylvania Court of Common Pleas; Dahlin v. Bath & Body Works, LLC in the Santa Barbara County, California Superior Court; and Blanco v. Bath & Body Works, LLC in the Cook County, Illinois Circuit Court. The complaints each allege that we violated the Fair and Accurate Credit Transactions Act by printing more than the last five digits of credit or debit card numbers on customers’ receipts and, among other things, seek statutory damages, attorneys’ fees and costs. We have reached an agreement in principle with the plaintiffs in the Smidga and Dahlin cases that will resolve those matters, which is subject to court approval. The Blanco case was sent to individual arbitration by court order, and we have reached an agreement in principle with the plaintiff that will resolve the Blanco arbitration and lawsuit. The resolutions of these claims are not expected to have a material adverse effect on our results of operations, financial condition or cash flows.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the repurchases of our common stock during the third quarter of 2023:

Fiscal Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
August 2023	414	$36.66	407	$122,956
September 2023	678	35.74	661	99,288
October 2023	385	30.99	371	87,787
Total	1,477		1,439
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
(c)For additional share repurchase program information, see Note 3, “Net Income Per Share and Shareholders’ Equity (Deficit)” included in Part I, Item 1. Financial Statements.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
None of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(c) of Regulation S-K) during the third quarter of 2023.

Item 6. EXHIBITS

Exhibits

10.1
Confidentiality, Non-Competition and Intellectual Property Agreement between the Company and Eva Boratto, dated as of August 1, 2023, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2023.

10.2
Executive Severance Agreement between the Company and Eva Boratto, dated as of August 1, 2023, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2023.

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
Date: December 1, 2023
*    Ms. Boratto is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.