Form 10-K
period 2024-02-03
Bath & Body Works, Inc.
filed 2024-03-22
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2024
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
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $8.3 billion.
Number of shares outstanding of the registrant’s Common Stock as of March 15, 2024: 224,896,515.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS.
General
The company, which was founded in 1963 in Columbus, Ohio, has evolved over time from an apparel-based specialty retailer to a segment leader focused on home fragrance, body care and soap and sanitizer products operating under the Bath & Body Works, White Barn and other brand names. We care about our customers and believe in giving them a reason to celebrate with fragrance every day. We remain committed to improving our communities and fostering a diverse, equitable and inclusive culture that is focused on delivering exceptional fragrances and experiences. We offer a breadth of exclusive fragrances for the body and home, including top-selling collections for fine fragrance mist, body lotion and body cream, 3-wick candles, home fragrance diffusers and liquid hand soap. For more than 30 years, customers have looked to Bath & Body Works for quality, on-trend products and the newest, freshest fragrances. We intend to transform an already strong foundation into a leading global omnichannel personal care and home fragrance brand.
Throughout this Annual Report on Form 10-K, we refer to Bath & Body Works, Inc. as “we” and the “Company.”
As of February 3, 2024, our merchandise was sold through 1,850 Company-operated stores and e-commerce sites in the United States of America (“U.S.”) and Canada, and in 485 stores and 28 e-commerce sites in more than 40 other countries operating under franchise, license and wholesale arrangements.
All discussion within this Annual Report on Form 10-K, including amounts, percentages and disclosures for all periods presented, reflect only the continuing operations of the Company unless otherwise noted. As such, the Victoria’s Secret business subject to the spin-off completed on August 2, 2021 has been excluded. See Note 2 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data for additional information regarding the spin-off.
Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31. We utilize the retail calendar for reporting. As a result, “2023” refers to the 53-week period ended February 3, 2024, and “2022” and “2021” refer to the 52-week periods ended January 28, 2023 and January 29, 2022, respectively.
Growth Strategies
Our management team is focused on executing our strategy to deliver top- and bottom-line growth and long-term shareholder value. The major elements of our strategy include:
•Elevating the brand through innovation and upgrades to our forms, packaging and merchandising;
•Extending our reach through new category adjacencies and international growth;
•Engaging with our customers through our loyalty program, enhanced technology and greater personalization;
•Enabling a seamless omnichannel experience by advancing our digital platforms and integrating them with our stores; and
•Enhancing operational excellence to drive efficiency.
Foundational to these growth drivers is the creation of great products and continuing to deliver innovation and newness for our customers. A critical element to support our strategy is our focus on technology and marketing initiatives.
Our Competitive Strengths
We believe the following competitive strengths contribute to our leading market position, differentiate us from our competitors and will drive future long-term sustainable growth:
Industry Leading Brand and Products
We have developed and operate a well-known, beloved and broadly appealing brand, which allows us to target markets across the economic spectrum, across demographics and across the world. As one of the premier fragrance companies in the world, we deliver customers their favorite fragrances in multiple forms and categories with industry-leading speed and innovation that power our deep customer connections. We are an affordable luxury brand with covetable offerings, and a key tenet of our strategy is offering products at multiple price points. Customers look to us to celebrate the season, transport them to another time and place, decorate their home and find the perfect gift.
We have also developed trusted and market-leading products in the home fragrance, body care, and soap and sanitizer categories. Our products are differentiated through a combination of fragrance, packaging and quality at accessible prices. We also sell products under our trusted sub brands, including White Barn.

In-Store Experience and Store Operations
We view our customers’ in-store experience as an important vehicle for communicating the image of our brand and engaging with our customers. We utilize visual presentation of merchandise, fragrance, in-store marketing, music and our sales associates to reinforce the image represented by our brand. Our in-store marketing is designed to convey the principal elements and personality of our brand. The store design, visual marketing and storytelling, fixtures, fragrances and music are all carefully planned and coordinated to create a unique shopping experience. We display merchandise uniformly to ensure a consistent store experience, regardless of location. Store managers receive detailed plans designating fixture and merchandise placement to ensure coordinated execution of the Company-wide merchandising strategy. Our sales associates and store managers are a central element in bringing our seasonal storytelling to life by providing a high level of customer service.
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
We are prioritizing enhancements to our digital personalization capabilities to build and implement a more tailored and targeted approach to marketing and promotions, one that is rooted in data, analytics and customer segmentation. In 2023, we added social proofing badges on our website, highlighting trending and best-selling products, as well as those products with limited supply. During 2023, we also added personalized product recommendations based on shopping behavior and customized headers to welcome recognized users by name and highlight their loyalty account balance. By adding personalized landing pages, immersive content, and product recommendations, we plan to acquire more customers, increase retention of existing customers and drive more discovery and larger basket sizes.
Loyalty Program
Our loyalty program is a critical tool for engaging with our customers and meeting them where they are. As of February 3, 2024, we had approximately 37 million active members of our loyalty program. Active members of our loyalty program represent loyalty program members who have purchased at least once directly from the Company during the preceding twelve-month period. In 2023, nearly 80% of our U.S. sales came from our loyalty members, and our loyalty customers have, on average, higher spend, have greater retention rates, and make more trips. The pace of enrollment in the program since the August 2022 U.S. launch has been strong, and we believe there is opportunity to drive more engagement from our customers. During 2023, we offered special loyalty-member only events and, in the fourth quarter, introduced loyalty point accelerators, with the goal of helping customers redeem rewards more frequently. We are focused on fully integrating our loyalty experience throughout our channels and plan to test and bring additional enhancements to the loyalty program throughout 2024, including additional early access and member only events.
Product Development
Quality and innovation are at the core of our sourcing strategy. We seek to drive efficiencies and mitigate risk through our strong technical research and prolific product development. Our merchant, design and sourcing teams have a long history of bringing innovative and covetable products to our customers. Our product offering and assortment strategy is key to elevating our brand, increasing our long-term pricing power and expanding our business both into adjacent product categories and internationally.
We believe a large part of our success comes from our ability to quickly assess and effectively adjust to changing customer preferences. We leverage our differentiated product development capabilities and our strong partnerships with fragrance houses to frequently deliver compelling new fragrances, packaging and other product launches. We are dedicated to delivering a full product pipeline by launching new fragrances and products every four to six weeks, with new products launching nearly every week.
Sourcing and Logistics
Our predominantly domestic, vertically integrated supply chain enables us to continually deliver newness and meet the demands of our omnichannel customers and changing macro trends with speed and agility. Our supplier base includes long-standing vendor relationships, and the majority of our products are produced at Beauty Park, a business park that includes several key vendors within close proximity to our Columbus, Ohio distribution and fulfillment centers. These strategic vendor relationships provide deep capabilities across our product categories.

While our Company-owned distribution centers located in central Ohio are core to our operations, we also utilize third-party distribution centers located throughout North America to position inventory geographically closer to our customers. Third party-operated direct channel fulfillment centers throughout North America are used to support our needs. In addition, in the fall of 2022, we completed construction of our first Company-operated direct channel fulfillment center. Located near Columbus, Ohio, this facility has 1.1 million square feet of space and state-of-the-art fulfillment capabilities to support the future growth in our direct business (also referred to as digital or e-commerce) and enhanced fulfillment capabilities for our business.
Experienced and Committed Management Team
Our senior management team has significant retail and business experience at Bath & Body Works, Inc. and other companies such as Unilever, Avon Products, The Estée Lauder Companies, Ann Taylor and Loft, Banana Republic, CVS Health, Merck, Target, McDonald’s, Ross Stores, Abercrombie & Fitch, Madewell, Carter’s, Rosetta Stone, Hasbro and Mattel.
Real Estate
Company-Operated Stores
We have a diversified store portfolio in the U.S. and Canada across venue tiers and types, with more than half of our stores located off-mall as of February 3, 2024. We are continuing our off-mall expansion to limit our exposure to vulnerable mall locations. As a result of our strong brand and established retail presence, we have been able to lease high-traffic locations in most retail centers in which we operate. We proactively manage our stores and adjust our investment levels based on individual store and fleet performance. Our Company-operated stores continue to outperform pre-pandemic levels and substantially all of our store fleet is profitable.
The following table provides the number of our Company-operated retail stores as of February 3, 2024 and January 28, 2023:

	February 3, 2024	January 28, 2023
United States	1,739	1,693
Canada	111	109
Total	1,850	1,802
The following table provides the changes in the number of our Company-operated retail stores for the past three fiscal years:

	Beginning of Year	Opened	Closed	End of Year
2023	1,802	95	(47)	1,850
2022	1,755	95	(48)	1,802
2021	1,736	54	(35)	1,755
Over time, we expect low-single digit annual increases in North American square footage, with off-mall penetration steadily increasing. We plan to open new stores in emerging non-mall venues or as replacement stores for non-viable malls, while closing stores in non-viable or declining malls. During 2023, we opened 94 new off-mall stores and one mall store, while permanently closing 39 mall and eight off-mall stores, which, when combined with store remodel activity, resulted in net square footage growth of 4% for 2023.
Our White Barn store design has demonstrated potential to increase sales and profitability, as White Barn locations typically experience increased sales and traffic following completion of the remodel. More than two-thirds of our stores were in the White Barn store design as of February 3, 2024, and we expect to prioritize the remaining higher performing core stores for conversion to the White Barn store design in viable locations over the next five years.
Franchise, License and Wholesale Arrangements
In addition to our Company-operated stores, our products are sold at partner-operated locations and websites in more than 40 countries through franchise, license and wholesale arrangements. Our international partner-based, asset-light business model allows us to establish operating standards by owning assortment, pricing architecture, promotions, store designs and real estate approval while our partners make investments and contribute as experts in local real estate, people and practices.

The following table provides the number of international stores operated by our partners as of February 3, 2024 and January 28, 2023:

	February 3, 2024	January 28, 2023
International	454	401
International - Travel Retail	31	26
Total	485	427
Additionally, our partners operated 28 international e-commerce sites as of February 3, 2024, compared to 31 as of January 28, 2023.
Additional Information
Merchandise Vendors
During 2023, we purchased merchandise from approximately 120 vendors, primarily located in the U.S. Our largest vendor supplied approximately 15% of our total merchandise purchases (on a dollar basis) during 2023, while no other single vendor accounted for more than 10% of our merchandise purchases (on a dollar basis). Our five largest vendors supplied approximately 40% of our total merchandise purchases (on a dollar basis) on a combined basis during 2023.
Distribution and Merchandise Inventory
Most of our merchandise is produced in the U.S. and is shipped to our distribution centers in the Columbus, Ohio area. In addition to our Company-operated distribution centers, we also utilize third-party logistics providers to warehouse and distribute product throughout North America. We proactively evaluate our distribution channels to ensure we are able to provide the right product at the right place to meet or exceed our customers’ expectations. We strive to maintain sufficient quantities of inventories on hand in our retail stores, fulfillment centers and distribution centers to enable us to meet customer demand.
We continue to actively manage our inventory to adjust for anticipated channel shifts and product category shifts. The current macroeconomic environment requires agility, and we believe we are leveraging the speed that we have in our supply chain, our close partnerships with our suppliers and the capabilities of our sourcing, production and logistics teams to respond quickly. We believe that our predominantly domestic, vertically integrated supply chain enables us to successfully navigate a dynamic environment and present full and abundant product assortments on time to our customers with speed and agility.
Information Systems
Our information systems consist of a full range of retail, financial and merchandising applications. These applications are related to point-of-sale, e-commerce, merchandising, marketing, planning, sourcing, logistics, inventory management, data security and support systems, including human resources and finance applications. We substantially completed our information technology (“IT”) separation from Victoria’s Secret & Co. (“Victoria’s Secret”) during the second quarter of 2023, and we expect to complete the remaining separation activities in 2024.
Upon obtaining control over significant information technology systems during 2023, we have undertaken a multi-year project to significantly upgrade our digital and information technology systems, capabilities and organization to, among other things, advance our data analytics capabilities, enhance our in-store and online customer experience, enable us to more effectively personalize our marketing, shopping, and promotional experiences, streamline our IT and digital operations and enable us to work more efficiently (the “IT Transformation Project”). We believe successful execution of the IT Transformation Project will enhance our omnichannel capabilities and support the growth and profitability of our business while also enhancing the security of and otherwise reducing risks associated with our IT systems.
Seasonal Business
Our operations are seasonal in nature and consist of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). The fourth quarter, including the holiday season, typically accounts for approximately 40% of our Net Sales and is our most profitable quarter. Accordingly, cash requirements are highest in the third quarter as our inventories build in advance of the holiday season.
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
Other Information
For additional information about our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included under Item 7. of this Annual Report on Form 10-K.
Human Capital Management
Human Capital
At Bath & Body Works, our purpose goes beyond selling product. We strive to be an employer of choice, make a difference in our communities and foster a safe, inclusive and empowering environment for our thousands of associates as well as our customers and suppliers. We believe everyone belongs at Bath & Body Works.
We work to create a culture of inclusion where all associates can contribute their unique skills and abilities and where differences are embraced and celebrated. The Human Capital & Compensation Committee of our Board of Directors (the “Board”) oversees, among other things, the Company’s programs, policies, practices and strategies relating to culture, talent, diversity, equity and inclusion, equal employment opportunities and the Company’s executive compensation programs. In addition, our Board oversees the talent review and succession planning process for our Chief Executive Officer and other senior level critical roles, which takes into account our progress on our diversity, equity and inclusion (“DEI”) initiatives.
Workforce Demographics
As of February 3, 2024, we employed approximately 57,200 associates, none of whom are covered by a collective bargaining agreement. Approximately 95% of our associates work in our stores, with the remainder working in our home office or distribution and fulfillment centers. The following table includes demographic information related to the full-time status or part-time status (which are associates who work less than 40 hours a week) of our associates as of February 3, 2024:

Work Status	Number of Associates
Full-time	8,981
Part-time	48,176
Total	57,157
Focus on Inclusion
We champion workplace diversity and an inclusive work environment with a focus on attracting, engaging, developing and advancing talent equitably in order to reflect the customers we serve and the communities where we live and work. In our efforts to foster an inclusive culture, we have eight associate inclusion resource groups that are sponsored by senior leaders at the Company. These groups provide our associates with opportunities for professional development, engagement, networking and volunteerism in the community. By continuing to encourage and support a workplace environment where DEI is valued, we believe we can serve our customers better, as well as attract and retain highly talented associates, suppliers and vendors of different backgrounds, abilities and experiences.
We embrace diversity and strive to give our team members equitable access to opportunities and treatment for all associates, which includes career advancement opportunities and competitive wages. We demonstrate our commitment to pay equity by conducting periodic assessments based on gender, race and ethnicity. In 2023, we achieved associate pay equity for women at $1.00 and people of color at $0.99 (amounts are relative to $1.00 in pay of what men were paid for similar work) as we strive to pay for performance without bias on gender, race and ethnicity. In addition, we evaluate fairness of total compensation with reference to both internal and external comparisons.

Commitment to Competitive Wages
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
Commitment to Providing Quality Benefits
We offer competitive, performance-based compensation; a company-matched 401(k) retirement plan; and flexible and affordable health, wellness and lifestyle benefits. Subject to certain eligibility requirements, associates can choose benefits and resources that fit their lifestyle, including, but not limited to, 14 weeks paid maternity leave, six weeks paid parental leave, mental health benefits, family planning benefits including fertility, adoption and surrogacy, expanded bereavement leave time, military leave, tuition-free access to education, tuition assistance, free access to life planning services, removal of co-pays for insulin and other critical prescriptions, commuter benefits, a tobacco cessation program, an associate stock purchase plan that allows associates to purchase Company stock at a discount and a generous merchandise discount.
In 2023, we continued our focus on ensuring associate well-being by opening a wellness center in our Columbus, Ohio headquarters, which provides accessible, low-cost medical care, physical therapy and an on-site pharmacy to our associates, and by expanding our employee assistance program to all seasonal associates. In addition, we introduced DailyPay for our associates in distribution and fulfillment centers that provides earlier access to their earned wages as needed. The Company plans to introduce DailyPay for its store associates during fiscal 2024.
Bath & Body Works Associates for Associates (“A4A”) allows associates to contribute funds that are matched by the Bath & Body Works Foundation. A4A supports fellow associates who experience a financial hardship resulting from an unexpected emergency, such as a large-scale natural disaster, house fire, injury or death of an immediate family member. During 2023, the A4A fund awarded over $400,000 in grants to over 250 associates.
Safety Is Our Priority
We are committed to providing all of our associates a healthy and safe working environment and for protecting the safety of our customers. Our health and safety programs (including safety training for associate onboarding, developmental e-learning and on-the-job training) are designed to meet or exceed regulatory requirements for the various industry sectors of our business and in the jurisdictions in which we operate.
Code of Conduct
We have a written Code of Conduct that is based on our values and is a resource which establishes standards for associate conduct that reinforce the Company's commitment to integrity and ethical conduct. All associates are required to complete a Code of Conduct training course and certify their compliance annually.
We maintain an Ethics Hotline, operated by a third-party, 24 hours a day, seven days a week, where associates may anonymously report potential instances of unethical conduct and potential violations of law or Company policies.
Available Information
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the U.S. Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at www.sec.gov.
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
Copies of any of the above-referenced documents will also be made available, free of charge, upon written request to:
Bath & Body Works, Inc.
Investor Relations Department
Three Limited Parkway
Columbus, Ohio 43230

ITEM 1A. RISK FACTORS.
We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by our Company or our management involve risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “planned,” “potential,” “target,” “goal” and any similar expressions may identify forward-looking statements. Risks associated with the following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by the Company or our management:
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
•our independent franchise, license, wholesale and other distribution-related partners;
•our direct channel business;
•our ability to protect our reputation and our brand image;
•our ability to attract customers with marketing, advertising, promotional programs and our loyalty program;
•our ability to maintain, enforce and protect our trade names, trademarks and patents;
•the highly competitive nature of the retail industry and the segments in which we operate;
•consumer acceptance of our products and our ability to manage the life cycle of our brand, develop new merchandise and launch and expand new product lines successfully;
•our ability to source, distribute and sell goods and materials on a global basis, including risks related to:
▪political instability, wars and other armed conflicts, environmental hazards or natural disasters;
▪significant health hazards or pandemics, which could result in closed factories and/or stores, reduced workforces, scarcity of raw materials, and scrutiny or embargoing of goods produced in impacted areas;
▪duties, taxes and other charges;
▪legal and regulatory matters;
▪volatility in currency exchange rates;
▪local business practices and political issues;
▪delays or disruptions in shipping and transportation and related pricing impacts;
▪disruption due to labor disputes; or
▪changing expectations regarding product safety due to new legislation;
•our ability to successfully complete environmental, social and governance initiatives, and associated costs thereof;
•the geographic concentration of third-party manufacturing facilities and our distribution facilities in central Ohio;
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
•claims arising from our self-insurance;
•our and our third-party service providers’ ability to implement and maintain information technology systems and to protect associated data;
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
Risks related to our business:
Our net sales, results of operations and cash flows are sensitive to, have been affected by and may in the future be further impacted by, general economic conditions, inflation, consumer confidence, consumer spending patterns, significant health hazards or pandemics, weather or other market disruptions.
Our net sales, results of operations, cash flows and future growth may be affected by local, regional, national or international political or economic trends or developments that can reduce consumers’ ability or willingness to spend or alter consumer behavior and spending patterns. These trends and developments, which can vary substantially by country, include political, financial or social instability or conditions, geopolitical events, corruption, anti-American sentiment, social and ethnic unrest, military conflicts and terrorism, as well as changes in general economic conditions (including unemployment levels, inflation and market volatility). For example, during 2022 and 2023, the global economy was negatively impacted by high inflation rates, which has resulted in higher prices that have negatively impacted and may continue to negatively impact consumer demand. In addition, market disruptions due to natural disasters, significant health hazards or pandemics or other major events or the prospect of these events could also impact or shift consumer spending and sentiment. Extreme weather conditions in the areas in which our stores are located, particularly in markets where we have multiple stores, or in the central Ohio region where most of our third-party manufacturers and our distribution centers are located, have adversely affected and could in the future adversely affect our business. During periods when economic or market conditions are unsettled or weak, including during fiscal 2023, purchases of our products have declined, and may in the future further decline. In such circumstances, we have increased, and may in the future continue to increase, the number of promotional sales which, when combined with inflationary cost pressures, have negatively affected our merchandise margin rates and, in the future, could have a material adverse effect on our results of operations, financial condition and cash flows.
Our net sales, operating income, cash and inventory levels fluctuate on a seasonal basis.
We experience major seasonal fluctuations in our net sales and operating income, with a significant portion of our operating income and cash flows typically realized during the fourth quarter holiday season. Any decrease in sales or margins during this period could have a material adverse effect on our results of operations, financial condition and cash flows.
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
We believe one of our competitive advantages is providing positive, engaging and satisfying experiences for our customers, which requires us to have highly trained, engaged and diverse associates. Our success depends in part upon our ability to attract, develop and retain a sufficient number of qualified associates, including, but not limited to, store personnel, merchants, designers and associates in our distribution and fulfillment centers. The turnover rate in the retail industry is generally high, and qualified individuals of the requisite caliber and number needed to fill these positions have been in short supply in some areas. Competition for such qualified individuals and changes in labor and healthcare laws have caused us to incur higher labor costs, and such increases in labor costs could continue in the future. Our inability to recruit a sufficient number of qualified individuals in the future may, among other things, delay planned openings of new stores, affect the speed with which we expand, or negatively impact our ability to timely and efficiently fulfill orders, to develop new merchandise and to launch new product lines. Delayed store openings, significant increases in associate turnover rates or significant increases in labor-related costs could have a material adverse effect on our results of operations, financial condition and cash flows.
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
An increase in the costs of associate wages, benefits and insurance (including workers’ compensation, general liability, property and health) has adversely affected, and could continue to adversely affect, our operating results. In particular, labor shortages and the current competitive labor market have increased competition for qualified associates, which has compelled, and may continue to compel, us to pay higher wages to attract or retain qualified associates. Such increases in costs may result from general economic or competitive conditions or from government imposition of higher minimum wages at the federal, state or local level, including in connection with the increases in state minimum wages that have been enacted by various states. Moreover, there may be a long-term trend toward higher wages in developing markets. Any increase in such operating expenses could have a material adverse effect on our results of operations, financial condition and cash flows.
Turnover in Company leadership or other key positions, and our ability to attract and retain new talent, may have an adverse impact on Company performance.
We may experience changes in key leadership or key positions in the future. The departure of key personnel can result in the loss of significant knowledge and experience. This loss of knowledge and experience can be mitigated through successful internal succession planning or external hiring and transition, but there can be no assurance that we will be successful in such efforts. Attracting and retaining qualified senior leadership may be more challenging under adverse business conditions. Failure to attract and retain the right talent or to smoothly manage the transition of responsibilities resulting from such turnover could affect our ability to meet our goals and may cause us to miss performance objectives or financial targets or disrupt our relationships with our customers, vendors or other third parties.
Our net sales depend on a volume of traffic to our stores and the availability of suitable lease space.
More than half of our stores are located in off-mall retail shopping areas with the remainder located in malls and other types of retail centers. Sales at these stores are derived, in part, from the volume of consumer traffic in those retail areas. Our stores benefit from the ability of the retail center and other attractions in an area, including “destination” retail stores, to generate consumer traffic in the vicinity of our stores. Sales volume and retail traffic may be adversely affected by factors that we cannot control, such as economic downturns, including due to inflationary pressures, or changes in consumer demographics in a particular area, consumer trends away from brick-and-mortar retail toward online shopping, competition from internet and other retailers and other retail areas where we do not have stores, significant health hazards or pandemics, the closing of other stores or the decline in popularity or safety in the shopping areas where our stores are located and the deterioration in the financial condition of the operators or developers of the shopping areas in which our stores are located.
Part of our future growth is significantly dependent on our ability to operate stores in desirable locations with capital investment and lease costs providing the opportunity to earn a reasonable return. We cannot be sure as to when or whether such desirable locations will become available at reasonable costs. Additionally, we are dependent upon the suitability of the lease spaces that we currently use. The leases that we enter into are generally noncancelable leases with initial terms of ten years. If we determine that it is no longer economical to operate a store and decide to close it, we may remain obligated under the applicable lease for, among other things, payment of the base rent for the balance of the lease term.
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
We intend to continue to operate internationally and further expand in our existing markets and into new international markets, including through franchise and other distribution-related partner arrangements. The risks associated with international markets include, among others, difficulties in attracting customers due to a lack of customer familiarity with our brand, our ability to comply with international laws and regulations, our lack of familiarity with local customer preferences, cultures or religious norms and seasonal differences in the international markets. Any of these difficulties may lead to disruption in the overall timing of our international expansion efforts, lower sales than we anticipate and increased costs. Further, entry into other markets may bring us into competition with new competitors or with existing competitors with an established market presence in such markets. Other risks include general economic conditions in specific countries or markets, reliance on franchise partners, service providers and other distribution-related partners that we do not control, volatility in the geopolitical landscape (including social and ethnic unrest, military conflicts and terrorism), anti-American sentiment, foreign governmental regulation and enforcement (including the risks of operating in markets in which there are uncertainties regarding the interpretation and enforceability of legal requirements and the enforceability of contract rights and intellectual property rights), legal actions, disruptions or delays in shipments, restrictions on the repatriation of funds held internationally, occurrence of significant health hazards or pandemics, changes in diplomatic and trade relationships and political instability. For example, the conflict in the Middle East has resulted in unpredictable conditions in the region and around the world. The conflict has affected, and may continue to affect, our business and operations as a result of, among other things, the economic consequences and disruptions from such conflict, supply chain availability, consumer boycotts of Western brands, and consumer reaction to perceived acts or failures to act by us or our franchise partners including commencing and/or maintaining operations in countries or regions that are linked to such conflicts. Such expansions will also have upfront investment costs, some of which may be significant, that may not be accompanied by sufficient revenues to achieve expected operational and financial performance.
Further, our results of operations and financial condition may be adversely affected by fluctuations in currency exchange rates. See “Fluctuations in foreign currency exchange rates could impact our results of operations, financial condition and cash flows” below.
All of the above risks could have a material adverse effect on our results of operations, financial condition and cash flows.
Our licensees, franchisees, wholesalers and other distribution-related partners could take actions that could harm our business or brand images.
We have global brand exposure through digital sites and stores independently owned and/or operated by our franchise partners and other distribution-related partners. Although we have criteria to evaluate and select prospective partners, the level of control we can exercise over our partners is limited, and the quality and success of their operations may be diminished by any number of factors beyond our control. For example, our partners may not have the business acumen or financial resources necessary to successfully operate stores in a manner consistent with our standards and may not hire and train qualified store managers and other personnel. Further, we primarily rely on our partners to comply with applicable laws and regulations in the international markets in which they operate. Our brand image and reputation may suffer materially, and our sales could decline, if our partners do not operate successfully, including operating in compliance with applicable laws and regulations. These risks could have an adverse effect on our results of operations, financial condition and cash flows.
Our direct channel business includes risks that could have a material adverse effect on our results.
Our direct channel (also referred to as digital or e-commerce) is subject to numerous risks that could have a material adverse effect on our results of operations, financial condition and cash flows. Such risks include, but are not limited to, the difficulty in recreating the in-store experience through our direct channels; domestic or international large scale buyers and resellers purchasing merchandise and reselling it outside our control; our ability to anticipate and implement innovations in technology and logistics in order to appeal to existing and potential customers who increasingly rely on multiple channels to meet their shopping needs; legal and regulatory developments associated with digital, data, analytics, communications and ad-targeting practices (including, without limitation, the use of technologies and third-party services to personalize customer experiences); risks associated with increases in order fulfillment logistics costs; and the failure of and risks related to the resources that underlay and support the operation of our and our third-party partners’ web infrastructure, websites and the related support systems, including computer viruses, malware (including, without limitation, ransomware), unauthorized access to and theft of customer information, privacy violations, fraudulent branded phishing sites impersonating our direct channel, ad scams causing customer confusion, information technology and vendor system failures, deepfakes and other malicious uses of artificial intelligence, disruption of critical services caused by threat actors and similar disruptions.
Our failure to maintain efficient and uninterrupted order-taking and fulfillment operations could also have a material adverse effect on our results of operations, financial condition and cash flows. We utilize third-party service providers for order management and for a majority of our fulfillment services. If these third-party service providers do not maintain efficient and uninterrupted service, we have experienced, and may in the future experience, merchandise delivery delays, loss of sales, stranded inventory, cancellation charges or excessive promotional activity to clear inventory. Further, we may have difficulty replacing these third-party service providers and there can be no assurance we can do so in a timely manner or on terms favorable to us. The satisfaction of our direct channel customers depends on their timely receipt of merchandise. If we encounter difficulties with the distribution and fulfillment facilities, or if the facilities were to shut down for any reason, including as a result of a pandemic, fire, natural disaster or work stoppage, we could face shortages of inventory; we could incur significantly higher costs and longer lead times associated with distributing our products to our customers; we could face scrutiny by regulators and litigants; and our customers may be dissatisfied.
Any of these issues could have a material adverse effect on our results of operations, financial condition and cash flows.
Our ability to protect our reputation could have a material adverse effect on our brand image.
Our ability to maintain our reputation is critical to our brand image. Our reputation could be jeopardized if we fail to maintain high standards for merchandise quality and integrity of the consumer’s experience in stores and online. If third parties with which we have a business relationship, including our influencer network, fail to represent our brand in a manner consistent with our brand image, it could harm our reputation. Any negative publicity, including information publicized through traditional or social media platforms and similar venues such as websites, blogs and other forums, may affect our reputation and brand and, consequently, reduce demand for our merchandise and negatively impact our reputation, even if such publicity is unverified or inaccurate.
Failure to comply with or the perception that we have failed to comply with ethical, social, product, labor, privacy, systems and data security and environmental standards, or related political considerations, or that we have failed to ensure the safety of our stores and products, could also jeopardize our reputation and potentially lead to various adverse consumer actions, including boycotts. Failure to comply with applicable laws and regulations, to maintain an effective system of internal controls, to maintain the security of customer, associate, third-party and company information or to provide accurate and timely financial statement information could also hurt our reputation. Damage to our reputation or loss of consumer confidence for any of these or other reasons could have a material adverse effect on our results of operations, financial condition and cash flows, as well as require additional resources to rebuild our reputation.
If our marketing, advertising, promotional programs or loyalty program are unsuccessful, or if our competitors are more effective with their programs than we are, our results of operations, financial condition and cash flows may be adversely affected.
Customer traffic and demand for our merchandise are influenced by our advertising, marketing and promotional activities, the effectiveness of our loyalty program, the name recognition and reputation of our brand and the location of and service offered in our stores and through our direct business. Although we use marketing, advertising and promotional programs and our loyalty program to attract customers through various media, including social media, websites, mobile applications, email and print, and we continue to invest to improve the online and mobile user experience for our customers, some of our competitors may expend more for their programs than we do or use different or more efficient approaches than we do, which may provide them with a competitive advantage. Our financial forecasts are dependent on our marketing, advertising and promotional programs and our loyalty program enhancements driving customer acquisition and stronger customer retention. Our programs may not be effective or could require increased expenditures, which could have a material adverse effect on our results of operations, financial condition and cash flows.
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
The retail industry is highly competitive. We compete for sales with a broad range of other retailers, including individual and chain specialty stores, department stores and discount retailers. In addition to the traditional store-based retailers, we also compete with direct marketers or retailers that sell similar lines of merchandise and who target customers through online channels. Brand image, marketing, design, price, service, assortment, quality, innovation, image presentation and fulfillment are all competitive factors in both the store-based and online channels.
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
Our ability to manage the life cycles of our brand and to remain current with trends and launch and expand new product lines successfully could impact the image and relevance of our brand.
Our success depends in part on management’s ability to effectively manage the life cycles of our brand, to anticipate and respond to changing preferences and consumer demands and to translate market trends into appropriate, saleable product offerings in advance of the actual time of sale to the customer. We are dependent on certain product categories, and declines in customer demand in these product categories has negatively impacted our results of operations, financial condition and cash flows. Our financial forecasts are dependent on our ability to drive growth through adjacent product categories, including men’s, fragrant haircare, laundry and lip. Customer demands and trends change rapidly. If we are unable to successfully anticipate, identify or react to changing preferences or trends, we misjudge the market for our products or any new product lines, or our launches or expansions of new product lines are unsuccessful, we may not be able to achieve the growth in our business that we currently anticipate. In response, we may be forced to increase our marketing promotions or price markdowns and potentially discontinue a product line. These risks could have a material adverse effect on our brand image and reputation as well as our results of operations, financial condition and cash flows.
We may be impacted by our ability to adequately source, distribute and sell merchandise and other materials on a global basis.
We source merchandise and other materials directly in domestic and international markets. We distribute merchandise and other materials globally to our franchise and other distribution-related partners in international locations and to our stores. Many of our imports and exports are subject to a variety of customs regulations and international trade arrangements, including existing or potential duties, tariffs or safeguard quotas. We also compete with other companies for manufacturing facilities.
We also face a variety of other risks generally associated with doing business on a global basis. For example:
•political instability, geopolitical conflict, including the war between Russia and Ukraine and the conflict in the Middle East, environmental hazards or natural disasters, which could negatively affect international economies, financial markets and business activity;
•significant health hazards or pandemics, which could result in closed factories, distribution and fulfillment centers and/or stores, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in impacted areas;
•imposition of new or retaliatory trade duties, sanctions or taxes and other charges on imports or exports;
•evolving, new or complex legal and regulatory matters;
•volatility in currency exchange rates;
•local business practices and political issues (including issues relating to compliance with domestic or international labor standards) and anti-American sentiment, which may result in adverse publicity or threatened or actual adverse consumer actions, including boycotts;
•delays or disruptions in shipping and transportation and related pricing impacts;
•disruption due to labor disputes; and
•changing expectations regarding product safety due to new laws or regulations or other factors.
Certain goods that we import are sourced from third-party suppliers in China. Our ability to successfully import such materials may be adversely affected by changes in U.S. and Canadian laws. For example, in December 2021, the U.S. Congress passed the Uyghur Forced Labor Prevention Act (“UFLPA”), which imposed a presumptive ban on the import of goods to the U.S. that are made, wholly or in part, in the Xinjiang Uyghur Autonomous Region of China (“XUAR”) or by persons that participate in certain programs in the XUAR that entail the use of forced labor. U.S. Customs and Border Protection (“CBP”) has published both a list of entities that are known to utilize forced labor, and a list of commodities that are most at risk, such as polyl-vinyl chloride, cotton, tomatoes and silica-based products. Although none of our Chinese suppliers are located in the XUAR, we do not currently have full visibility to the entirety of each supplier's separate sub-tier supply chains to be able to ensure that the raw materials or other inputs they use to manufacture their goods are not produced in the XUAR. As a result of the UFLPA, materials we import into the U.S. could be held by the CBP based on a suspicion that inputs used in such materials originated from the XUAR or that they may have been produced by Chinese suppliers accused of participating in forced labor, pending our providing satisfactory evidence to the contrary. Among other consequences, such an outcome could result in negative publicity that harms our brand and reputation and could result in a delay or complete inability to import such materials, which could result in inventory shortages and an increase in supply chain compliance costs.
We also rely upon third-party transportation providers for substantially all of our product shipments, including shipments to and from our distribution centers, to our stores and fulfillment centers, and to our customers. Our utilization of these delivery services for shipments is subject to risks, including increases in labor costs and fuel prices, which would increase our shipping costs, and associate strikes and inclement weather, which may impact our transportation providers’ ability to provide delivery services that adequately meet our shipping needs.
Our ability, or perceived inability, to complete environmental, social and governance (“ESG”) initiatives may have a material adverse effect on our reputation.
Investors, other stakeholders, the general public and U.S. and foreign governmental and nongovernmental organizations have been focused on ESG initiatives, including with respect to climate change, greenhouse gas emissions, packaging and waste, diversity, equity and inclusion, worker pay and benefits, human rights, sustainable supply chain practices, animal health and welfare, deforestation and land, energy and water use. We maintain an ESG function to provide direction and coordinate ESG work throughout the Company. We anticipate increased public, regulatory, investor and other stakeholder pressure to expand our disclosures in these areas, make further commitments, set additional targets or establish additional goals and take actions to meet them, which could expose us to market, operational, regulatory, legal and execution costs or risks. The metrics we disclose, whether they are based on the standards we set for ourselves or those set by others, may influence our reputation and the value of our brand. Our failure to achieve progress on our metrics and successfully achieve our targets and goals on a timely basis, or at all, could adversely affect our business, financial performance and growth. By electing to set and share publicly these metrics, targets and goals and expand upon our disclosures, our business may also face increased scrutiny related to ESG activities and potentially enforcement actions and litigation. As a result, we could damage our reputation and the value of our brand if we fail to act responsibly. Any harm to our reputation resulting from setting these metrics, targets and goals or expanding our disclosure or our failure, or perceived failure, to meet such metrics, targets and goals could adversely affect our business, financial performance and growth.
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
We rely on a number of manufacturing and distribution facilities located in the same vicinity, making our business susceptible to local and regional disruptions or adverse conditions.
To achieve the necessary speed and agility in supply of our inventory, we rely heavily on third-party manufacturing facilities and our distribution facilities in close proximity to our headquarters in central Ohio. As a result of the geographic concentration of many of the manufacturing and distribution facilities that we rely upon, our operations are susceptible to local and regional factors, such as accidents, system failures, economic and weather conditions, natural disasters, demographic and population changes and other unforeseen events and circumstances. Any significant interruption in the operations of these facilities could lead to inventory issues, increased costs or interruptions to our operations, which could have a material adverse effect on our results of operations, financial condition and cash flows.
A change in the relationship with our key vendors could have a material effect on our business.
We rely on a limited number of vendors (including manufacturers) to supply our inventory. In 2023, our largest vendor supplied approximately 15% of our total merchandise purchases (on a dollar basis) and our largest five vendors in the aggregate supplied approximately 40% of our total merchandise purchases (on a dollar basis). Our business depends on developing and maintaining close relationships with our vendors and on our vendors’ ability or willingness to sell quality products to us at competitive prices and on other favorable terms. Many factors outside of our control may impact these relationships and the ability or willingness of these vendors to sell us products on favorable terms. For example, financial or operational difficulties that our vendors may face could increase the cost of the products we purchase from them or our ability to source products from them.

We may be impacted by our vendors’ ability to manufacture and deliver products in a timely manner, meet quality standards and comply with applicable laws and regulations.
We purchase products from third-party vendors. Factors outside our control, such as production issues, shipping delays, quality problems, geopolitical conflicts and wars, outbreaks of disease such as the COVID-19 pandemic, or natural disasters, could disrupt merchandise deliveries and result in lost sales, cancellation charges or excessive markdowns.
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
The spin-off of Victoria’s Secret could result in substantial tax liability to us and our stockholders.
We received an opinion of counsel to the effect that, for U.S. federal income tax purposes, the spin-off and certain related transactions qualify for tax-free treatment under certain sections of the Internal Revenue Code. However, the opinion relies on certain assumptions, representations and undertakings, including those relating to the past and future conduct of our business, and the opinion would not be valid if such assumptions, representations and undertakings were incorrect. Furthermore, the opinion is not binding on the Internal Revenue Service (“IRS”) or the courts. If, notwithstanding receipt of the opinion, the spin-off or certain related transactions are determined to be taxable, we would be subject to a substantial tax liability. In addition, if the spin-off is taxable, each holder of our common stock who received shares of Victoria’s Secret common stock in connection with the spin-off would generally be treated as receiving a taxable dividend in an amount equal to the fair market value of the shares received.
Even if the spin-off otherwise qualifies as a tax-free transaction, the distribution would be taxable to us (but not to our stockholders) in certain circumstances if future significant acquisitions of our stock or the stock of Victoria’s Secret are determined to be part of a plan or series of related transactions that included the spin-off. In this event, the resulting tax liability could be substantial. In connection with the spin-off, we entered into a Tax Matters Agreement with Victoria’s Secret, pursuant to which Victoria’s Secret agreed to not enter into any transaction that could cause the spin-off or any related transactions to be taxable to us without our consent and to indemnify us for any tax liability resulting from any such transaction. In addition, these potential tax liabilities may discourage, delay or prevent a change of control of us.
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
Energy costs have fluctuated in the past and may fluctuate in the future due to changes in factors beyond our control, such as weather and climate conditions or natural events or disasters, taxes and tariffs (including as a result of trade disputes), industry demand, high demand for renewable energy, inflationary conditions, labor shortages, transportation issues, fuel costs, geopolitical conflicts and wars, governmental regulation and other factors. These fluctuations may result in an increase in our transportation costs for distribution, utility costs for our retail stores, distribution and fulfillment centers and other Company locations and costs to purchase products from third-party manufacturers. A continual rise in energy costs could adversely affect consumer spending and demand for our products and increase our operating costs, both of which could have a material adverse effect on our results of operations, financial condition and cash flows.
Our results may be impacted by our ability to adequately protect our assets from loss and theft.
Our assets are subject to loss, including those caused by illegal or unethical conduct by associates, customers, vendors, partners or unaffiliated third parties (including from organized retail crime). We experience events that cause inventory shrinkage. Our inventory shrinkage rates have increased in recent years and may continue to increase, and we cannot assure that incidences of loss and theft will decrease in the future or that the measures we are taking will effectively reduce these losses. Higher rates of loss or increased security costs to combat theft could have a material adverse effect on our results of operations, financial condition and cash flows.
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
We have undertaken a multi-year initiative to upgrade our digital and information technology systems and capabilities. We significantly rely on our, and our third-party service providers’, ability to successfully implement, upgrade and sustain information technology systems and to protect associated data and system availability.
Following the substantial completion of our information technology separation from Victoria’s Secret in the second quarter of 2023, we have undertaken the IT Transformation Project, a multi-year project to significantly upgrade our digital and information technology systems and capabilities to, among other things, advance our data analytics capabilities, enhance our in-store and online customer experience, enable us to more effectively personalize our marketing, shopping and promotional experiences, enhance the security of and otherwise reduce risks associated with our IT systems, streamline our information technology operations and enable us to work more efficiently. We, together with our third-party service providers and vendors, maintain a complex ecosystem of information technology systems and environments that will be impacted by the IT Transformation Project. As with any significant information technology upgrade, the IT Transformation Project increases the risk of interruption of service, data loss and vulnerabilities, corruption of data, breach, failure of information technology systems to effectively communicate and other disruptions to our operations. Moreover, the IT Transformation Project could result in expenses and capital expenditures that substantially exceed the expenses and capital expenditures that we currently anticipate.
The success of our business depends, in part, on the secure and uninterrupted performance of our, and our third-party service providers’ and vendors’, information technology systems. Our information technology systems, as well as those of our service providers and vendors, are vulnerable to damage, interruption, service availability or breach from a variety of sources, including cyberattacks, ransomware attacks, deepfakes and other malicious uses of artificial intelligence, telecommunication failures, malicious human acts and natural disasters. Moreover, despite maintaining comprehensive measures, some of our systems, e-commerce environments and servers and those of our service providers and vendors are potentially vulnerable to physical or electronic break-ins, malware (including, without limitation, ransomware), computer viruses and similar disruptive problems. Such incidents have disrupted, and could in the future further disrupt, our operations (whether directly or due to disruptions of our service providers’ and vendors’ operations) including our ability to timely ship and track product orders and project inventory requirements and lead to interruptions or delays in our supply chain. Additionally, these types of problems could result in an actual or perceived breach of confidential customer, merchandise, financial, associate or other important information (including personal information), which could result in damage to our reputation, costly litigation, customer complaints, negative publicity, breach notification obligations, regulatory or administrative sanctions, inquiries, orders or investigations, indemnity obligations, damages for contract breach or penalties for violations of applicable laws or regulations. The increased use of smartphones, tablets, mobile devices and data applications and services may also heighten these and other operational risks. Despite the precautions we have taken, unanticipated problems or events may nevertheless cause failures in, or unauthorized access to, our and our third-party service providers’ and vendors’ information technology systems. Sustained or repeated system disruptions that interrupt our ability to process orders and deliver products to the stores or directly to our customers, impact our ability to process transactions in our stores, impact our customers’ ability to access our websites and mobile applications in a timely manner or expose confidential customer, merchandise, financial, associate or other important information (including personal information), the risks of which may be heightened as we execute on the IT Transformation Project, could have a material adverse effect on our results of operations, financial condition and cash flows.
We are party to a Transition Services Agreement with Victoria’s Secret for certain information technology services and systems to support the day-to-day needs for select areas of technology. While the majority of these information technology capabilities were transitioned from Victoria’s Secret to us or to other third-party service providers or vendors during fiscal 2023, Victoria’s Secret continues to primarily maintain certain network, cyber and data security and infrastructure systems for our benefit. As these services and systems are transitioned to us or our third-party service providers or vendors during fiscal 2024, we will be required to establish new information technology systems as well as make hardware, software and code modifications and upgrades to certain existing information technology systems. The transition involves replacing existing systems with successor systems, making changes to existing systems, acquiring new systems with new functionality and engaging with qualified third-party service providers and vendors to utilize their systems. We are aware of inherent risks associated with replacing and modifying our information technology systems (including in connection with the IT Transformation Project) as well as the risks of transitioning information technology services to third-party service providers and vendors, including in each case risks relative to data integrity and system disruptions. Information technology system disruptions or data corruption, if not appropriately mitigated, could have a material adverse effect on our results of operations, financial condition and cash flows.
We use third-party service providers and vendors to store, transmit and otherwise process certain confidential customer, merchandise, financial, associate or other important information (including personal information) on our behalf, and our third-party service providers and vendors are subject to cybersecurity and privacy risks similar to us. Due to applicable laws and regulations or contractual obligations, we may be held responsible for any cybersecurity incidents or privacy violations attributed to our service providers or vendors as they relate to the information we share with them, information to which they are granted access, or information that they process for us to deliver services to our customers. Although we strive to contractually require these service providers and vendors to implement and maintain controls and a standard of security (such as implementing reasonable measures) and to comply with applicable law, we cannot control third parties and cannot guarantee that a security breach or privacy violation will not occur in connection with their systems and practices.
Any significant compromise or breach of our data security, including the security of customer, associate, third-party or Company information, could have a material adverse effect on our reputation, results of operations, financial condition and cash flows.
In the operation of our business, we collect, use, transmit and otherwise process a large volume of personal and other confidential, proprietary and sensitive information. Information systems are susceptible to an increasing threat of continually evolving cybersecurity risks. Breaches or failures of security involving our information systems, including those provided, managed and supported by any of our third-party service providers, have occurred, and in the future may occur. Any significant compromise or breach of our data security, media reports about such an incident, whether accurate or not, or our failure to make adequate or timely disclosures to the public, regulatory agencies or law enforcement agencies following any such event, whether due to delayed discovery or a failure to follow existing protocols or regulations, could significantly damage our reputation with our customers, associates, investors and other third parties, cause the disclosure of personal, confidential, proprietary or sensitive customer, associate, third-party or Company information, cause interruptions to our operations and distraction to our management, cause our customers to stop shopping with us, inhibit our ability to attract new customers and result in significant legal, regulatory and financial liabilities and lost revenues. Compounding these risks is the complexity of our information systems, which are a collection of our and our third-party service providers’ systems, and increased associated risks related to transitioning the remaining information systems from Victoria’s Secret to other third-party service providers and us.
While we train our associates, have implemented systems, processes and security measures to protect our physical facilities and information technology systems against unauthorized access and prevent data loss, and have vetted our third-party service providers' systems, processes and security measures, there is no guarantee that these procedures are adequate to safeguard against all data security threats to us or our third-party service providers. Despite these measures, we have been and may in the future be vulnerable to targeted or random attacks on our systems that could lead to security breaches, denial of service, vandalism, computer viruses, malware, ransomware, misplaced, corrupted or lost data, programming and/or human errors or similar events. Our systems and facilities (and the systems and facilities of our third-party service providers) are also subject to compromise from internal threats, such as theft, misuse, unauthorized access or other improper actions by associates, contractors and third-party service providers with otherwise legitimate access to our (or such third-party service providers’) systems, websites, mobile applications or facilities (which risks may be heightened as a result of our (or their) associates working from home). Furthermore, because the methods of cyberattack and deception change frequently, are increasingly complex and sophisticated and can originate from a wide variety of sources, including nation-state actors, despite our efforts to ensure the confidentiality, availability and integrity of our systems, websites and mobile applications, it is possible that we may not be able to anticipate, detect, appropriately react and respond to or implement effective preventative measures against all cybersecurity threats, and our third-party service providers may be subject to the same risks.

We have and may in the future be required to expend significant capital and other resources to protect against, respond to and recover from any potential, attempted or existing cybersecurity incidents. As cybersecurity incidents continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. In addition, our remediation efforts may not be successful or may not be completed in a timely manner. The inability to implement, maintain and upgrade adequate safeguards could have a material adverse effect on our results of operations, financial condition and cash flows. Moreover, there could be public announcements regarding cybersecurity incidents and any steps we take to respond to or remediate such incidents, and if securities analysts or investors perceive these announcements to be negative, it could, among other things, have a substantial adverse effect on the price of our common stock.
While we currently maintain cybersecurity insurance, such insurance may not be sufficient in type or amount to cover us against claims related to breaches, violations of law, failures or other data security-related incidents, and we cannot be certain that cybersecurity insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our results of operations, financial condition and cash flows.
Risks related to our common stock:
Our stock price may be volatile.
Our stock price may fluctuate substantially as a result of variations in our actual or projected performance or the financial performance of other companies in the retail or consumer product industries. Any guidance that we provide is based on goals that we believe are reasonably attainable at the time guidance is given. If, or when, we announce actual results that differ from those that have been forecasted by us, outside investment analysts or others, our stock price could be adversely affected. Investors who rely on these forecasts when making investment decisions with respect to our securities do so at their own risk.
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
Quarterly cash dividends and share repurchase programs have historically been part of our capital allocation strategy. We are not required to declare dividends or make any share repurchases under our share repurchase programs in the future. For example, in 2020, we did not repurchase any of our shares, and we suspended our quarterly cash dividends due to the anticipated impact of the COVID-19 pandemic. Our Board will determine our future levels of dividend payments and share repurchase authorizations, if any, giving consideration to our levels of profit and cash flow, capital requirements, capital allocation strategy, current and forecasted liquidity and the restrictions placed upon us by our borrowing arrangements, as well as financial and other conditions which may be beyond our control. Any reduction, or failure, to pay dividends or repurchase our shares after we have announced our intention to do so may negatively impact our reputation, investor confidence in us and our stock price.
Shareholder activism could cause us to incur significant expense, impact the execution of our business strategy and have an adverse effect on our business.
Shareholder activism, which can take many forms and arise in a variety of situations, could result in substantial costs and divert our attention and resources from our business and our ability to execute our strategic plans. Additionally, such shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with our associates, customers, service providers or other vendors and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant fees and other expenses related to activist shareholder matters, including for third-party advisors. Our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any shareholder activism.
Risks related to our indebtedness:
Our ability to maintain our credit ratings could affect our ability to access capital and could increase our interest expense.
The credit rating agencies periodically review our capital structure and the quality and stability of our earnings. A deterioration in our capital structure or the quality and stability of our earnings could result in a downgrade of our credit ratings. Any negative ratings actions could constrain the capital available to us or our industry and could limit our access to funding for our operations. We are dependent upon our ability to access capital at rates and on terms we determine to be attractive. If our ability to access capital becomes constrained, our interest costs may increase, we may not be able to fund future growth or we may not be able to meet some or all of our financial obligations, which could have a material adverse effect on our results of operations, financial condition and cash flows.
We may be unable to service or refinance our debt or maintain compliance with restrictive covenants in our debt instruments, including our asset-backed revolving credit facility.
We currently have substantial indebtedness. Our asset-backed revolving credit facility (the “ABL Facility”) contains a covenant and negative covenants that under certain circumstances require maintenance of a certain financial ratio and also, under certain conditions, restrict our ability to pay dividends, repurchase shares of our common stock and make other restricted payments as defined in the agreement. Our cash flow from operations provides the primary source of funds for our debt service payments. If our cash flow from operations declines, we may be unable to service or refinance our current debt. If we fail to comply with any covenant, including our financial covenant, it could result in an event of default and our lenders could terminate the commitments under our ABL Facility and make the entire debt incurred thereunder immediately due and payable, or we may be forced to sell assets, restructure our indebtedness or seek additional equity capital, which would dilute our stockholders’ interests.
Risks related to laws and regulations:
Changes in laws, regulations or technology platform rules relating to privacy and data security, or any actual or perceived failure by us to comply with such laws and regulations, or contractual or other obligations relating to privacy and data security, could have a material adverse effect on our reputation, results of operations, financial condition and cash flows.
We are, and may increasingly become, subject to various laws, directives, industry standards and regulations, as well as contractual obligations, relating to privacy and data security in the jurisdictions in which we operate and may in the future operate. The legal and regulatory environment related to privacy and data security is increasingly rigorous, with new requirements, constantly changing requirements, and new or novel interpretations of existing requirements applicable to our business, and enforcement actions and litigation are likely to remain uncertain for the foreseeable future. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that the laws and regulations will be interpreted and applied in ways that may have a material adverse effect on our results of operations, financial condition and cash flows.
In the U.S., privacy and data protection are regulated at federal, state and local levels. Various federal and state regulators, including governmental agencies like the SEC and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning privacy and data security and have prioritized privacy and data security-related violations for enforcement actions. Certain state laws are, and in the future may continue to be, more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which complicates compliance efforts and increases risks to our business.
These laws and regulations range from the “sectoral” variety (i.e., laws that govern specific practices, services or technologies) to omnibus laws (i.e., laws that comprehensively seek to govern all aspects of data processing practices). As an omnichannel retailer, we are subject to both.
In North America, we are subject to sectoral laws that impose different enforcement regimes, whether enforced by government agencies or class action and/or mass arbitration litigants, with fines and statutory damages that can result in significant exposure when applied to large customer segments. Illustrative of the sectoral variety are laws that govern telephonic communications (e.g., the Federal Telephone Consumer Protection Act), email communications (e.g., the Federal Controlling the Assault of Non-Solicited Pornography and Marketing Act and Canada’s Anti-Spam Legislation), the use of biometric technology (e.g., the Illinois Biometric Information Privacy Act), the printing of payment card numbers on certain transaction receipts (e.g., the Federal Fair and Accurate Credit Transactions Act), the use of call recordings (e.g., federal and state laws governing unlawful surveillance and consent for recordings), the collection of consumer information at retail point of sale (e.g., the California Song-Beverly Act), and the collection of driver’s license information (e.g., state laws governing the scanning of government identification).
We are further subject to omnibus privacy and data protection laws. For example, the California Consumer Privacy Act (“CCPA”) broadly governs data privacy practices, increases privacy rights for California residents and imposes obligations on companies that process their personal information. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers data protection and privacy rights, including the ability to opt out of certain disclosures of their personal information and the ability to access and delete personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of certain classifications of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. Furthermore, the California Privacy Rights Act of 2020 (“CPRA”) imposes additional obligations on companies covered by the legislation, including by expanding California residents’ rights with respect to certain sensitive personal information. The CPRA also created a new state agency that is vested with authority to implement and enforce the CCPA and CPRA. Other states and countries have passed comprehensive data privacy laws that are similar to the CCPA and CPRA, further complicating the legal landscape, and similar bills are making their way through several state legislatures. In addition, laws in all 50 U.S. states require businesses to provide notice to consumers (and, in some cases, to regulators) of data breaches, which are when certain types of personal information have been accessed, impacted or acquired without authorization. State laws are changing rapidly, and there are deliberations in the U.S. Congress regarding the text of a new comprehensive federal data privacy law to which we would become subject if it is enacted. Such a law could add complexity, variation in requirements, restrictions and potential legal risk. Moreover, it could require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and result in increased compliance costs or changes in business practices and policies.
While most of our international operations are conducted through franchise, license, wholesale and other distribution-related arrangements, we are also subject to certain international laws, regulations and standards in certain international jurisdictions and may be subject to additional international laws, regulations and standards, whether existing or enacted in the future, that apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information. In Canada, we are subject to the Personal Information Protection and Electronic Documents Act (“PIPEDA”) as well as substantially similar provincial privacy laws (e.g., Quebec’s Law 25, which became effective in September 2023). These privacy laws broadly govern the entire lifecycle of personal information, enumerating principles that govern accountability; purpose; consent; assessment; privacy by default; limitations on collection, use, disclosure and retention; accuracy; safeguards; transparency; data rights of access, correction and deletion; and complaint-handling. Certain of the laws also contain a mandatory breach notification regime. Canadian federal and provincial authorities and litigants enforce these laws. Privacy regulators have an express obligation to investigate complaints and have the authority to initiate investigations. Under PIPEDA, the Office of the Privacy Commissioner of Canada has the power to require an organization to enter into a compliance agreement and failure to comply may result in a court order or court proceedings. A complainant may also appeal to Federal Court, and the court has broad authority including awarding damages. Similarly, the European Union's (“EU”) General Data Protection Regulation (“GDPR”) greatly increased the European Commission’s jurisdictional reach of its laws and added a broad array of requirements for handling personal data. Further, the GDPR serves and has served as a model for other jurisdictions’ data protection laws, including without limitation, the U.K.’s Data Protection Act of 2018. Under the GDPR, EU member states have enacted certain implementing legislation that adds to and/or further interprets the GDPR requirements and, depending on the extent and degree to which we conduct business in the European Economic Area (“EEA”) and the U.K., potentially extends our obligations and potential liability for failing to meet such obligations. The GDPR, together with national legislation, regulations and guidelines of the EEA states and the U.K. governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, use, retain, protect, disclose, transfer and otherwise process personal data, and other international jurisdictions are expected to pass similar laws that may include even more stringent requirements. Changes in such international laws or changes in our business strategy such as direct expansions into additional jurisdictions may cause us to incur additional compliance costs, increase our risks of being subject to lawsuits, complaints and/or regulatory investigations or fines, or restrict our ability to transfer personal data between and among countries and regions in which we operate or may in the future operate. Such international laws, and our compliance with such laws, could impact the manner in which we do business and the geographical location or segregation of our relevant operations and could adversely affect our results of operations, financial condition and cash flows.
All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, investing in and implementing additional data protection technologies and other safeguards and training associates and engaging third-party service providers, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies and distract management or divert resources from other initiatives and projects, all of which could have a material adverse effect on our results of operations, financial condition and cash flows. Any failure or perceived failure by us or our partners to comply with any applicable federal, state or similar foreign laws and regulations relating to privacy and data security could result in damage to our reputation and our relationship with our customers, as well as proceedings or litigation by governmental agencies or customers, including class action privacy and data-protection litigation in certain jurisdictions, which could subject us to significant fines, sanctions, awards, penalties or judgments, any of which could have a material adverse effect on our results of operations, financial condition and cash flows.
We may be impacted by our ability to comply with legal and regulatory requirements.
We are subject to numerous legal and regulatory requirements. Our policies, procedures and internal controls are designed to comply with all applicable foreign and domestic laws and regulations, including those required by the Sarbanes-Oxley Act of 2002, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, the SEC and the New York Stock Exchange (“NYSE”), among others. Although we have put in place policies and procedures aimed at ensuring legal and regulatory compliance, our associates, subcontractors, manufacturers, other vendors, licensees, franchisees and other third parties could take actions that violate these laws and regulations. Any violations of such laws or regulations could have an adverse effect on our reputation, the market price of our common stock and our results of operations, financial condition and cash flows.
It can be difficult to comply with sometimes conflicting statutes or regulations in local, national or foreign jurisdictions as well as new or changing laws and regulations. Also, changes in such laws and regulations could make operating our business more expensive or require us to change the way we do business. For example, changes in product safety or other consumer protection laws could lead to increased costs for certain merchandise, increased research and development costs associated with product reformulations or new product lines, or additional labor costs associated with readying merchandise for sale. We operate stores in all 50 states, Canada and Puerto Rico, which requires us to comply with a myriad of provincial, state and local laws pertaining to all aspects of our business, including our associates and consumers. The trend for states and localities in the United States to legislate in the absence of national laws passed by the U.S. Congress has greatly increased the complexity of legal compliance for us. It may be difficult for us to comply with these laws, compliance may be costly and compliance and associated costs may negatively impact our operations.
We may be adversely impacted by certain compliance or legal matters.
We, along with third parties we do business with, are subject to complex compliance and litigation risks. Actions filed against us from time to time include commercial, tort, intellectual property, product liability, tax, customer, employment, wage and hour, data privacy, securities, anti-corruption and other claims, including purported class action lawsuits and mass arbitration claims. The cost of defending against these types of claims against us or the ultimate resolution of such claims, whether by settlement or adverse court decision, may harm our business. Further, potential claimants may be encouraged to bring suits based on a settlement from us or adverse court decisions against us. We cannot currently assess the likely outcome of such suits, but if the outcome were negative, it could have a material adverse effect on our reputation, results of operations, financial condition and cash flows.
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
There is increased uncertainty with respect to international tax policy and trade relations between the U.S. and other countries. The uncertainty results from, among other things, executive actions or legislative priorities taken, set or under consideration, by the current U.S. presidential administration, major developments in tax policy or trade relations (including the imposition of unilateral tariffs on imported products), and Organization for Economic Cooperation and Development actions adopted in certain jurisdictions. These actions, legislation and developments could have a material adverse effect on our results of operations, financial condition and cash flows.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 1C. CYBERSECURITY
The Company has developed an information security program to address material risks from cybersecurity threats, which is integrated within our overall enterprise risk management program. The program includes policies and procedures that identify how security measures and controls are developed, implemented and maintained. Under the information security program, the Company performs one or more cyber risk assessments each year based on recognized industry best practices and standards and cyber threat intelligence. The risk assessments, together with risk-based analysis and judgment, are used to determine security controls to address identified risks. The Company considers the following factors, among others, during its risk and control implementation assessments: the likelihood and severity of the risk; the impact on the Company, the Company’s customers, associates and stockholders, and others if a risk materializes; the feasibility and cost of controls; and the impact of controls on operations and others.

The Company’s information security program currently includes the following controls, which are deployed as the Company deems applicable:
•endpoint threat detection and response;
•identity and access management;
•privileged access management;
•logging and monitoring involving the use of security information and event management;
•multi-factor authentication;
•firewalls and intrusion detection and prevention;
•web application firewalls and bot security tools; and
•vulnerability and patch management.
All of the Company’s office-based associates and certain distribution and fulfillment center associates undergo mandatory security awareness training at the time of hiring and on an annual basis thereafter. The Company’s store-based associates receive ad hoc awareness communications and are provided with cybersecurity awareness materials as part of the store operating manual.
The Company uses third-party security firms in different capacities to provide or operate some of these controls and technology systems, including cloud-based platforms and services. Third parties are used to conduct assessments, such as vulnerability scans and penetration testing. The Company uses a variety of processes to address cybersecurity threats related to the use of third-party technology and services, including pre-acquisition diligence, imposition of contractual obligations and performance monitoring.
As part of the Company’s overall enterprise risk management program, the Company has developed business continuity and disaster recovery plans, which include measures to respond to potential disruptions to our information technology systems (or information technology systems of third parties on which we rely). The Company also maintains a written information security incident response plan and conducts tabletop exercises to enhance incident response preparedness. The Company is also a member of an industry cybersecurity intelligence and risk sharing organization.
The Company (or third parties on which it relies) may not be able to fully, continuously and effectively implement security controls as designed or intended. As described above, the Company utilizes a risk-based approach and judgment to determine the security controls to implement, and it is possible that the Company may not implement appropriate controls if management does not recognize, or underestimates, a particular risk. In addition, security controls, no matter how well designed or implemented, may only partially mitigate, but not fully eliminate, risks. Security events, when detected by security tools or third parties, may not always be immediately understood or acted upon by the Company (or by third parties it relies upon).
The Company, like many retailers, relies upon third-party service providers, such as payment processors and network providers, that have faced risks from threat actors and cybercriminal groups that seek to steal payment card data, consumer data, and other sensitive information; disrupt critical information technology systems; and/or demand ransom payments. Although the Company has implemented controls to address these risks, if these risks were to materialize, such as in the event of a cybersecurity incident causing the networks of a third-party payment processor to not be operational, the impact to the Company could be material.
We have not identified risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, which have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, we continue to face risks from cybersecurity threats that, if realized, may have such material effect. Despite our ongoing efforts, we cannot provide complete assurance that our cybersecurity risk management processes will be effective in detecting, preventing, or mitigating such cybersecurity risks. See also “We have undertaken a multi-year initiative to upgrade our digital and information technology systems and capabilities. We significantly rely on our, and our third-party service providers’, ability to successfully implement, upgrade and sustain information technology systems and to protect associated data and system availability” and “Any significant compromise or breach of our data security, including the security of customer, associate, third-party or Company information, could have a material adverse effect on our reputation, results of operations, financial condition and cash flows” in Item 1A. Risk Factors of this Annual Report on Form 10-K for a discussion of cybersecurity risks that could have a material impact on the Company, which sections should be read in conjunction with this Item 1C.
The Company’s Chief Information Security Officer (“CISO”) is the member of the Company’s management team with primary responsibility for the development, operation and maintenance of the Company’s information security program. The CISO holds a master of science degree in information assurance and has approximately 24 years of cybersecurity experience with Fortune 500 financial, defense, consulting and retail companies. The Company’s Audit Committee oversees the Company’s information security program at the Board level. The Audit Committee, which is composed entirely of independent members of the Board, receives reports directly from the CISO at least twice per year regarding the Company’s cybersecurity program, including reports regarding items such as cybersecurity policies and practices, cybersecurity program resources, third-party assessments of the Company’s information security program, key risks related to the Company’s information security program and the Company’s mitigating controls.
As described above, the Company maintains an information security incident response plan that includes processes and procedures for evaluating and escalating cybersecurity incidents to, as determined to be appropriate, the Company’s executive management team and members of the Board. The initial impact level of each cybersecurity event is evaluated by a designated team of information security specialists using risk criteria that have been defined and approved by the Company’s executive management team and reviewed with the Company’s Audit Committee. If escalated, the incident is evaluated by a cross-functional core and extended team, as applicable, of Company managers that includes the Company’s CISO and the Company’s designated internal legal counsel, as well as identified associates from across the Company’s business and functions, as applicable. Cybersecurity incidents are assigned incident impact levels based on the core team’s determination of potential impact to the Company. The core team employs defined risk criteria to classify incidents and escalate incidents accordingly. Based on the severity classification assigned by the core team, incidents may be escalated to representatives of the Company’s executive management team (which includes the Company’s Disclosure Committee), the Chairs of the Board and the Audit Committee, other members of the Audit Committee and/or the full Board. The incident response plan, which also incorporates processes to engage identified third-party cybersecurity consultants, advisors and response services, provides for continuous re-evaluation of identified cybersecurity incidents by the appropriate levels of management to ensure that the Company is able to satisfy its disclosure obligations under relevant rules and regulations.
The Company has an Enterprise Risk Management function that oversees the identification prioritization and mitigation of the Company’s enterprise risks, and cybersecurity is a risk category addressed by that function. The Company also has a Cybersecurity and Privacy Risk Council, which is composed of representatives of the Company’s senior management and operates to deliver management-level oversight of cybersecurity matters. The Company uses governance, risk and compliance tools to assess, identify and manage its cybersecurity risks.
ITEM 2. PROPERTIES.
Company-Operated
The following table provides the location, use and size of our Company-operated distribution, fulfillment, office and product development facilities as of February 3, 2024:

Location	Use	Approximate Square Footage (in thousands)
Columbus, Ohio area	Office, distribution and fulfillment centers and shipping facilities	5,000
Other North America	Office and product development/design	70
We own five office, distribution center and shipping facilities located in the Columbus, Ohio area comprising approximately 3.9 million square feet. In addition, we operate a 1.1 million square foot leased direct channel fulfillment center located near Columbus, Ohio.
We also lease various other office and product development/design locations in North America, primarily in New York.
As of February 3, 2024, we operated 1,739 and 111 retail stores located in leased facilities throughout the U.S. and Canada, respectively. A substantial portion of our U.S. store leases generally have an initial term of ten years, while our Canadian store leases generally have initial terms of five to ten years. Our store leases expire at various dates between fiscal 2024 and fiscal 2034.
Third-party Operated Fulfillment and Distribution Centers
We utilize five permanent third-party operated direct channel fulfillment centers in North America, comprising approximately 2.8 million square feet. We also utilize six third-party operated regional distribution centers in North America, comprising approximately 1.1 million square feet, that enable us to position inventory geographically closer to our customers.
International Partner-operated Stores
As of February 3, 2024, our partners operated 485 retail stores in more than 40 international countries.

ITEM 3. LEGAL PROCEEDINGS.
We are a defendant in a variety of lawsuits arising in the ordinary course of business. Actions filed against the Company from time to time may include commercial, tort, intellectual property, tax, customer, employment, wage and hour, data privacy, securities, anti-corruption and other claims, including purported class action lawsuits. Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, our current legal proceedings are not expected to have a material adverse effect on our results of operations, financial condition or cash flows.
Fair and Accurate Credit Transactions Act Cases
We were named as a defendant in three putative class actions: Smidga, et al. v. Bath & Body Works, LLC in the Allegheny County, Pennsylvania Court of Common Pleas; Dahlin v. Bath & Body Works, LLC in the Santa Barbara County, California Superior Court; and Blanco v. Bath & Body Works, LLC in the Cook County, Illinois Circuit Court. The complaints each alleged that we violated the Fair and Accurate Credit Transactions Act by printing more than the last five digits of credit or debit card numbers on customers’ receipts and, among other things, sought statutory damages, attorneys’ fees and costs. The Blanco case was sent to individual arbitration by court order, and we finalized a settlement of the case during the first quarter of 2024 that has resolved the arbitration and lawsuit. We also reached an agreement with the plaintiffs in the Smidga and Dahlin cases that will resolve those matters, subject to court approval. The resolutions of these claims are not expected to have a material adverse effect on our results of operations, financial condition or cash flows.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock is traded on the NYSE under the symbol “BBWI.” As of February 3, 2024, the Company had approximately 27,000 stockholders of record. This number excludes persons whose stock is held in nominee or street name by brokers.
Dividend Policy
We paid a quarterly dividend of $0.20 per share during each quarter of 2023. Our Board will determine future dividends after giving consideration to our levels of profit and cash flow, capital requirements, current and forecasted liquidity, the restrictions placed upon us by our borrowing arrangements, the macroeconomic environment as well as financial and other conditions existing at the time. We use cash flow generated from operating and financing activities to fund our dividends. For additional discussion regarding our dividends, see “Liquidity and Capital Resources” included under Item 7. of this Annual Report on Form 10-K.
Performance Graph
The following graph shows the changes, over the past five-year period, in the value of $100 invested at the closing stock price on February 2, 2019, including the reinvestment of dividends, in our common stock, the Standard & Poor’s (“S&P”) 500 Composite Stock Price Index and the S&P 500 Consumer Discretionary Distribution & Retail Index. The Company’s stock prices prior to August 3, 2021 have been adjusted to give effect to the Victoria’s Secret spin-off.

Comparison of Cumulative Five Year Total Return
DOLLARS
300
250
200
150
100
50
0
02/02/19
02/01/20
01/30/21
01/29/22
01/28/23
02/03/24
Bath & Body Works, Inc.
S&P 500 Index
S&P 500 Consumer Discretionary Distribution & Retail Index

Common Stock Repurchases
The following table provides our repurchases of our common stock during the fourth quarter of 2023:

Fiscal Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs (c)(d)
	(in thousands)		(in thousands)
November 2023	477	$30.53	473	$73,353
December 2023	496	37.98	479	55,076
January 2024	387	42.96	379	538,774
Total	1,360		1,331
 ________________
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
(c)For additional share repurchase program information, see Note 14 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(d)The January 2024 amount includes the new $500 million share repurchase program authorized by the Board in January 2024.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as codified in the Accounting Standards Codification (“ASC”). The following information should be read in conjunction with our financial statements and the related notes included in Item 8. Financial Statements and Supplementary Data.
Our operating results are generally impacted by economic changes and, therefore, we monitor the retail environment using, among other things, certain key industry performance indicators including competitor performance and traffic data. These indicators can provide insight into consumer spending patterns and shopping behavior in the current retail environment and assist us in assessing our performance as well as the potential impact of industry trends on our future operating results. Additionally, we evaluate a number of key performance indicators including net sales, gross profit, operating income and other performance metrics, such as sales per average selling square foot and sales per average store, in assessing our performance.
On August 2, 2021, we completed the tax-free spin-off of our Victoria’s Secret business, which included the Victoria’s Secret and PINK brands, into an independent publicly traded company. Accordingly, the operating results of, and fees to separate, the Victoria’s Secret business are reported in Income from Discontinued Operations, Net of Tax in the Consolidated Statements of Income for all applicable periods presented. Unless otherwise noted, all amounts, percentages and discussions reflect only the financial condition and results of operations of our continuing operations.
A discussion regarding our financial condition and results of operations for 2023 compared to 2022 is presented below. A discussion regarding our financial condition and results of operations for 2022 compared to 2021 can be found under Item 7. of our Annual Report on Form 10-K for the year ended January 28, 2023, filed with the SEC on March 17, 2023.
Executive Overview
In 2023, we managed our business in the face of macroeconomic pressures that affected customer behavior. Throughout the year, we experienced pressure on basket size and were impacted by decreased consumer savings rates as well as geopolitical unrest. Additionally, we continued to experience post-pandemic normalization of our candle and sanitizer categories following our accelerated growth in these categories during 2020 and 2021. The strong momentum that we experienced during 2020 and 2021 has been normalizing as customers return to work away from their homes and their spending patterns change accordingly.

During 2023, our leadership team was focused on executing on strategic initiatives to transform our business and return it to sustainable and profitable Net Sales growth, while controlling costs and improving efficiencies. Below are several highlights from 2023:
•Reached approximately 37 million active members in our loyalty program as of February 3, 2024. Our loyalty program aims to attract new customers and deepen our engagement with our existing customers.
•Successfully launched our new men’s grooming, including face and beard care, hair and shave; fragrant haircare; and laundry categories, demonstrating our ability to innovate and deliver newness to our customers and extend our reach through new category adjacencies.
•Expanded our fast-growing men’s shop to all of our U.S. and Canadian stores.
•Completed the rollout of our buy online-pick up in store (“BOPIS”) option to all U.S. stores, enabling a seamless omnichannel experience for our customers.
•Completed the reformulation of all of our hand soaps and body care products to remove parabens and sulfates.
•Introduced personalized recommendations on our website and mobile application, social proofing and loyalty point accelerators. These capabilities follow the substantial completion of our information technology separation from Victoria’s Secret in the second quarter of 2023.
•Delivered approximately $150 million of cost reductions as part of our cost optimization work, exceeding our initial goal of $100 million for fiscal 2023.
Fiscal 2023 Overview
We utilize the retail calendar for reporting. As such, the results for fiscal 2023 represent the 53-week period ended February 3, 2024, and the results for 2022 represent the 52-week period ended January 28, 2023. The extra week in 2023 resulted in $81 million of Net Sales and approximately $0.05 of Net Income from Continuing Operations per Diluted Share.
For 2023, Net Sales decreased $131 million, or 2%, to $7.429 billion, compared to 2022. In our stores and direct channels, Net Sales increased 1% to $5.507 billion, and decreased 9% to $1.582 billion, respectively. Our Net Sales in North America declined primarily due to a decrease in both average dollar sales and total transactions, partially offset by the Net Sales from the 53rd week in 2023. In our international business, 2023 Net Sales were $340 million, which was about flat to 2022.
For 2023, our Gross Profit decreased $19 million, or 1%, to $3.236 billion compared to 2022, and our Gross Profit rate (expressed as a percentage of Net Sales) increased approximately 50 basis points. The decline in Gross Profit was due to the decline in Net Sales and an increase in Buying and Occupancy Expenses, partially offset by an increase in merchandise margin dollars and rate. The Gross Profit rate increase was due to an improvement to the merchandise margin rate driven by deflation in our cost structure, lower product costs, reduced transportation costs and increased average unit retails, partially offset by our continued investment in product reformulations and packaging innovation.
For 2023, our General, Administrative and Store Operating Expenses increased $72 million, or 4%, to $1.951 billion compared to 2022, and our General, Administrative and Store Operating Expenses rate (expressed as a percentage of Net Sales) increased approximately 140 basis points. These increases were primarily driven by investments in technology and marketing, partially offset by the benefits of our cost optimization initiatives.
Taking the above into account, our 2023 Operating Income decreased $91 million, or 7%, to $1.285 billion compared to 2022, and our Operating Income rate (expressed as a percentage of Net Sales) decreased approximately 90 basis points. For additional information related to our 2023 financial performance, see “Results of Operations – 2023 Compared to 2022.”
Fiscal 2024 Outlook
We anticipate continuing macroeconomic pressures as well as continuing post-pandemic normalization of candles and sanitizers in fiscal 2024. We expect the normalization to moderate as we move through the year. We plan to deliver growth from our core categories, supported by newness and seasonal storytelling; reaching more consumers with the continued rollout of our new category adjacencies including men’s, hair, lip, and laundry; and the acquisition of more loyal and engaged customers driven by enhanced loyalty capabilities and personalized digital experiences supported by our technology and marketing investments. We expect that our technology investments will be comparable to fiscal 2023, albeit shifting from investments that in 2023 were primarily focused on IT separation to investments to enhance our omnichannel capabilities and support the growth and profitability of our business, while also enhancing the security of and otherwise reducing risks associated with our IT systems. Our total cost optimization goal is now approximately $250 million, up from our previous goal of approximately $200 million, and we now expect to drive approximately $100 million in incremental savings in 2024. Our cost optimization efforts span both Gross Profit and General, Administrative and Store Operating Expenses.
In 2024, we expect the merchandise margin rate to improve compared to 2023, driven by anticipated modest average unit retail expansion and product cost declines. The lower product costs reflect the expected benefits of our strategic initiatives and continued deflation but are expected to be partially offset by reinvestment into product restages, reformulations and innovation. We expect Buying and Occupancy Expenses to deleverage compared to 2023, driven by continued investments into our store real estate. General, Administrative and Store Operating Expenses are expected to deleverage compared to 2023, primarily driven by the higher marketing investments as well as wage inflation, both of which we expect will be partially offset by our cost optimization initiatives.
Adjusted Financial Information from Continuing Operations
In addition to our results provided in accordance with GAAP above and throughout this Annual Report on Form 10-K, provided below are non-GAAP measures that present Net Income from Continuing Operations and Net Income from Continuing Operations Per Diluted Share in 2023 on an adjusted basis, which removes certain special items. We believe that these special items are not indicative of our ongoing operations due to their size and nature. We did not make any adjustments to our reported results in 2022. We use adjusted financial information as key performance measures for the purpose of evaluating performance internally. These non-GAAP measures are not intended to replace the presentation of our financial results in accordance with GAAP. Instead, we believe that the presentation of adjusted financial information provides additional information to investors to facilitate the comparison of past and present operations. Further, our definitions of adjusted financial information may differ from similarly titled measures used by other companies.
The tables below reconciles the GAAP financial measures to the non-GAAP financial measures:

(in millions, except per share amounts)	2023
Reconciliation of Reported Net Income from Continuing Operations to Adjusted Net Income from Continuing Operations
Reported Net Income from Continuing Operations	$878
Impairment of Equity Method Investment (a)	8
Gain on Extinguishment of Debt (b)	(34)
Tax Effect of Special Items included in Other Income	7
Tax Benefit from Foreign Valuation Allowance Release (c)	(112)
Adjusted Net Income from Continuing Operations	$747

Reconciliation of Reported Net Income from Continuing Operations Per Diluted Share to Adjusted Net Income from Continuing Operations Per Diluted Share
Reported Net Income from Continuing Operations Per Diluted Share	$3.84
Impairment of Equity Method Investment (a)	0.04
Gain on Extinguishment of Debt (b)	(0.15)
Tax Effect of Special Items included in Other Income	0.03
Tax Benefit from Foreign Valuation Allowance Release (c)	(0.49)
Adjusted Net Income from Continuing Operations Per Diluted Share	$3.27
 ________________
(a)In 2023, we recognized a pre-tax impairment charge of $8 million (after-tax charge of $6 million), included in Other Income, related to an impairment charge on an equity method investment.
(b)In 2023, we recognized pre-tax gains of $34 million (after-tax gain of $26 million), included in Other Income, related to the repurchase and extinguishment of outstanding notes. For additional information, see Note 11 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(c)In 2023, we recognized a $112 million tax benefit related to the partial release of a valuation allowance on a foreign deferred tax asset. For additional information, see Note 10 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
Company-Operated Store Data
The following table compares U.S. Company-operated store data for 2023 and 2022:

	2023	2022	% Change
Sales per Average Selling Square Foot (a)	$1,074	$1,120	(4%)
Sales per Average Store (in thousands) (a)	$3,015	$3,079	(2%)
Average Store Size (selling square feet)	2,827	2,783	2%
Total Selling Square Feet (in thousands)	4,916	4,712	4%

 ________________
(a)Sales per average selling square foot and sales per average store, which are indicators of store productivity, are calculated based on store sales for the period divided by the average, including the beginning and end of period, of total selling square footage and store count, respectively.
The following table represents Company-operated store data for 2023:

	Stores			Stores
	January 28, 2023	Opened	Closed	February 3, 2024
United States	1,693	93	(47)	1,739
Canada	109	2	—	111
Total	1,802	95	(47)	1,850

The following table represents Company-operated store data for 2022:

	Stores			Stores
	January 29, 2022	Opened	Closed	January 28, 2023
United States	1,651	90	(48)	1,693
Canada	104	5	—	109
Total	1,755	95	(48)	1,802

Partner-Operated Store Data
The following table represents partner-operated store data for 2023:

	Stores			Stores
	January 28, 2023	Opened	Closed	February 3, 2024
International	401	65	(12)	454
International - Travel Retail	26	5	—	31
Total International	427	70	(12)	485
The following table represents partner-operated store data for 2022:

	Stores			Stores
	January 29, 2022	Opened	Closed	January 28, 2023
International	317	89	(5)	401
International - Travel Retail	21	6	(1)	26
Total International	338	95	(6)	427
Results of Operations—2023 Compared to 2022
Net Sales
The following table provides Net Sales for 2023 in comparison to 2022:

	2023	2022	% Change
	(in millions)
Stores - U.S. and Canada	$5,507	$5,476	1%
Direct - U.S. and Canada	1,582	1,745	(9%)
International (a)	340	339	—%
Total Net Sales	$7,429	$7,560	(2%)
________________
(a)Results include royalties associated with franchised store and wholesale sales.

The following table provides a reconciliation of Net Sales for 2022 to 2023:

(in millions)
2022 Net Sales	$7,560
Comparable Store Sales	(249)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net, Excluding Sales Related to the 53rd Week	226
Direct Channel, Excluding Sales Related to the 53rd Week	(176)
International Wholesale, Royalty and Other, Excluding Sales Related to the 53rd Week	(5)
Foreign Currency Translation	(8)
Sales Related to the 53rd Week	81
2023 Net Sales	$7,429
For 2023, Net Sales decreased $131 million to $7.429 billion. Net Sales increased in the stores channel $31 million, or 1%, due to Net Sales from net new store growth and the benefit from the 53rd week in 2023, partially offset by a decline in average dollar sales. Direct Net Sales decreased $163 million, or 9%, due to a decline in orders, which was partially due to our customers continuing to select our BOPIS option (which is recognized as store Net Sales) as we completed our rollout of BOPIS capabilities to our U.S. stores in the first quarter of 2023, partially offset by the benefit from the 53rd week in 2023. International Net Sales were about flat to 2022.
In terms of category performance for our North American business, sales in candles, sanitizers and soaps, and accessories related to those categories, declined compared to 2022, primarily driven by continuing category normalization following the COVID-19 pandemic. Total body care sales were about flat compared to 2022, as growth in our men’s, travel, hair and lip lines were offset by declines in other body care categories.
Gross Profit
For 2023, our Gross Profit decreased $19 million to $3.236 billion, and our Gross Profit rate (expressed as a percentage of Net Sales) increased to 43.6% from 43.1% in 2022. Gross Profit decreased due to the decline in Net Sales and an increase in occupancy expenses primarily associated with store growth. These decreases were partially offset by an increase in merchandise margin dollars and rate driven by deflation in our cost structure, lower product costs, reduced transportation costs and increased average unit retails, partially offset by our continued investment in product reformulations and packaging innovation.
The Gross Profit rate increased due to the increase in the merchandise margin rate driven by the factors discussed above, partially offset by increased occupancy expenses and Buying and Occupancy Expense deleverage due to lower Net Sales.
General, Administrative and Store Operating Expenses
The following table provides details for our General, Administrative and Store Operating Expenses for 2023 compared to 2022:

	2023		2022		Change
	(in millions)	% of Net Sales	(in millions)	% of Net Sales	(in millions)	% of Net Sales
Selling Expenses	$1,177	15.8%	$1,205	15.9%	$(28)	(0.1%)
Home Office and Marketing Expenses	774	10.4%	674	8.9%	100	1.5%
Total	$1,951	26.3%	$1,879	24.9%	$72	1.4%
For 2023, our General, Administrative and Store Operating Expenses increased $72 million to $1.951 billion, and the rate (expressed as a percentage of Net Sales) increased to 26.3% from 24.9%. Our Home Office Expenses increased primarily due to higher technology expenses, principally related to IT separation costs as well as strategic investments to drive future growth, marketing expenses and other corporate expenses. Our Selling Expenses decreased primarily due to our cost optimization work related to efficiency in store labor and selling productivity, reduced expense as we optimized our call center and the decline in Net Sales.
The General, Administrative and Store Operating Expense rate increased primarily due to our investments in technology as well as deleverage on lower Net Sales, partially offset by the benefits of our cost optimization work related to Selling Expenses.

Other Income and Expenses
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for 2023 and 2022:

	2023	2022
Average daily borrowings (in millions)	$4,695	$4,915
Average borrowing rate	7.3%	7.1%
For 2023, our Interest Expense decreased $3 million to $345 million due to lower average daily borrowings, which were driven by the repurchase and early extinguishment of outstanding notes, partially offset by a higher average borrowing rate and the 53rd week in 2023.
Other Income, Net
For 2023, our Other Income was $81 million, primarily related to interest income on cash balances and pre-tax gains of $34 million associated with the repurchase and early extinguishments of outstanding notes, partially offset by a pre-tax impairment charge of $8 million related to an equity method investment. For 2022, our Other Income was $17 million, primarily related to interest income on cash balances.
Provision for Income Taxes
For 2023, our effective tax rate was 13.9% compared to 24.0% in 2022. The 2023 rate was lower than our combined estimated federal and state statutory rate primarily due to the recognition of the tax benefit related to the partial release of a valuation allowance on a foreign deferred tax asset. The 2022 rate was lower than our combined estimated federal and state statutory rate primarily due to the recognition of excess tax benefits recorded through the Consolidated Statement of Income on share-based awards that vested.

FINANCIAL CONDITION
A discussion regarding our financial condition for 2022 compared to 2021 can be found under Item 7. of our Annual Report on Form 10-K for the year ended January 28, 2023, filed with the SEC on March 17, 2023.
Liquidity and Capital Resources
Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements, future common stock and debt repurchases, and capital expenditures. Our cash provided from operations is impacted by our net income and working capital changes. Our net income is impacted by, among other things, sales volume, seasonal sales patterns, success of new product introductions and product and market expansions, profit margins, income taxes and inflationary pressures. Historically, our sales are higher during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the summer and fall months as inventory builds in anticipation of the holiday period. Our cash and cash equivalents held by foreign subsidiaries were $96 million as of February 3, 2024.
During 2023, we repurchased and extinguished $485 million principal amount of our outstanding senior notes for an aggregate price of $447 million. Additionally, we repurchased 4.096 million shares of our common stock for an aggregate price of $149 million. We may, from time to time, repurchase, or otherwise retire, additional debt or shares of our common stock.
We believe that our current cash position, our cash flow generated from operations and our borrowing capacity under our ABL Facility will be sufficient to meet our liquidity needs, including capital expenditure requirements, for at least the next 12 months.
Debt Leverage Ratio
Our debt leverage ratio is defined as adjusted debt, which includes our long-term debt and total operating lease liabilities, divided by earnings before interest, taxes, depreciation, amortization and rent (“EBITDAR”). EBITDAR is calculated as operating income, which excludes interest and taxes, before depreciation, amortization and lease costs. Our debt leverage ratio is a non-GAAP financial measure which we believe is useful to analyze our capital structure. Our debt leverage ratio calculation may not be comparable to similarly-titled measures reported by other companies. Our debt leverage ratio should be evaluated in addition to, and not considered a substitute for, other GAAP financial measures.

The following table provides our debt leverage ratio as of, and for the years ended, February 3, 2024 and January 28, 2023:

	February 3, 2024	January 28, 2023
	(dollars in millions)
Long-term Debt	$4,388	$4,862
Total Operating Lease Liabilities	1,185	1,191
Adjusted Debt	$5,573	$6,053

Operating Income	$1,285	$1,376
Depreciation and Amortization	269	221
Total Lease Costs	402	382
EBITDAR	$1,956	$1,979
Debt Leverage Ratio	2.8	3.1
Cash Flows
The following table provides a summary of our Consolidated Statements of Cash Flows for 2023 and 2022:

	2023	2022
	(in millions)
Cash and Cash Equivalents, Beginning of Year	$1,232	$1,979
Net Cash Flows Provided by Operating Activities	954	1,144
Net Cash Flows Used for Investing Activities	(286)	(328)
Net Cash Flows Used for Financing Activities	(815)	(1,562)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(1)	(1)
Net Decrease in Cash and Cash Equivalents	(148)	(747)
Cash and Cash Equivalents, End of Year	$1,084	$1,232
Operating Activities
Net cash provided by operating activities in 2023 was $954 million, including net income of $878 million. Net income included depreciation of $269 million, a deferred income tax benefit of $128 million, share-based compensation expense of $43 million and pre-tax gains on extinguishment of debt of $34 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the $109 million decrease associated with Accounts Payable, Accrued Expenses and Other and the $34 million increase associated with Income Taxes Payable.
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
Investing Activities
Net cash used for investing activities in 2023 was $286 million, primarily related to capital expenditures. The capital expenditures included approximately $155 million related to new off-mall stores and remodels of existing stores, approximately $85 million for various IT projects primarily supporting the separation of our IT systems from Victoria’s Secret’s IT systems and approximately $40 million related to distribution and logistics capabilities.
Net cash used for investing activities in 2022 was $328 million related to capital expenditures. The capital expenditures included approximately $164 million related to new off-mall stores and remodels of existing stores. The remaining capital expenditures were primarily related to our Company-operated direct channel fulfillment center that became operational in 2022 and various IT projects primarily supporting the separation of our IT systems from Victoria’s Secret’s IT systems.
In 2024, we expect to continue to prioritize investments in our business. We expect to invest between $300 million and $325 million in capital projects during 2024.

Financing Activities
Net cash used for financing activities in 2023 was $815 million, primarily consisting of $447 million for open market debt repurchases, dividend payments of $0.80 per share, or $182 million, $148 million for share repurchases, $15 million for payments on finance leases and tax payments of $11 million related to share-based awards.
Net cash used for financing activities in 2022 was $1.562 billion consisting of $1.312 billion in payments for share repurchases, including the payment of $1 billion related to our ASR (as defined in Note 14 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data), dividend payments of $0.80 per share, or $186 million, tax payments of $32 million related to share-based awards and net payments of $25 million to Victoria’s Secret related to the spin-off.
Common Stock and Debt Repurchases
Our Board will determine share and debt repurchase authorizations, giving consideration to our levels of profit and cash flow, capital requirements, current and forecasted liquidity, the restrictions placed upon us by our borrowing arrangements as well as financial and other conditions existing at the time. We use cash flow generated from operating and financing activities to fund our share and debt repurchase programs. The timing and amount of any repurchases will be made at our discretion, taking into account a number of factors, including market conditions.
Common Stock Repurchases
2022 Repurchase Program
In February 2022, the Board authorized a $1.5 billion share repurchase program (the “February 2022 Program”). Under the February 2022 Program, we repurchased the following shares of our common stock during 2023:

Repurchase Program	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in millions)	(in thousands)	(in millions)
February 2022	$1,500	4,096	$149	$36.38
The February 2022 Program had $39 million of remaining authority as of February 3, 2024. There were share repurchases of $1 million reflected in Accounts Payable on the February 3, 2024 Consolidated Balance Sheet. Subsequent to February 3, 2024 through March 22, 2024, we repurchased an additional 606 thousand shares of our common stock for $27 million under the February 2022 Program.
2024 Repurchase Program
In January 2024, our Board authorized a new $500 million share repurchase program (the “January 2024 Program”). As of March 22, 2024, we had not repurchased any shares under the January 2024 Program.
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

We paid the following dividends during 2023 and 2022:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2023
First Quarter	$0.20	$46
Second Quarter	0.20	46
Third Quarter	0.20	45
Fourth Quarter	0.20	45
2023 Total	$0.80	$182
2022
First Quarter	$0.20	$48
Second Quarter	0.20	46
Third Quarter	0.20	46
Fourth Quarter	0.20	46
2022 Total	$0.80	$186
On March 8, 2024, we paid our first quarter 2024 dividend of $0.20 per share to stockholders of record at the close of business on February 23, 2024.
Long-term Debt and Borrowing Facility
The following table provides our outstanding Long-term Debt balance, net of unamortized debt issuance costs and discounts, as of February 3, 2024 and January 28, 2023:

	February 3, 2024	January 28, 2023
	(in millions)
Senior Debt with Subsidiary Guarantee
$314 million, 9.375% Fixed Interest Rate Notes due July 2025 (“2025 Notes”)	$313	$317
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	287	283
$462 million, 5.250% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	460	498
$500 million, 7.500% Fixed Interest Rate Notes due June 2029 (“2029 Notes”)	492	491
$938 million, 6.625% Fixed Interest Rate Notes due October 2030 (“2030 Notes”)	930	991
$811 million, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	806	993
$613 million, 6.750% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	608	694
Total Senior Debt with Subsidiary Guarantee	3,896	4,267
Senior Debt
$294 million, 6.950% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	293	349
$201 million, 7.600% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	199	246
Total Senior Debt	492	595
Total Long-term Debt	$4,388	$4,862
Repurchases of Notes
During 2023, we repurchased in the open market and extinguished $485 million principal amount of our outstanding senior notes. The aggregate repurchase price for these notes was $447 million, resulting in pre-tax gains of $34 million, net of the write-off of unamortized issuance costs. These gains are included in Other Income in the 2023 Consolidated Statement of Income.

The following table provides details of the outstanding principal amount of senior notes repurchased and extinguished during 2023:

(in millions)
2025 Notes	$6
2028 Notes	38
2030 Notes	62
2033 Notes	56
2035 Notes	189
2036 Notes	87
2037 Notes	47
Total	$485
Subsequent to February 3, 2024 through March 22, 2024, we repurchased in the open market and extinguished $45 million principal amount of our outstanding senior notes for an aggregate repurchase price of $45 million.
Asset-backed Revolving Credit Facility
We and certain of our 100% owned subsidiaries guarantee and pledge collateral to secure our ABL Facility. The ABL Facility, which allows borrowings and letters of credit in U.S. dollars or Canadian dollars, has aggregate commitments of $750 million and an expiration date in August 2026.
In the second quarter of 2023, we amended our ABL Facility to replace the London Interbank Offer Rate-based rate with a Secured Overnight Financing Rate (“SOFR”) based rate as the interest rate benchmark on U.S. dollar borrowings. This amendment made no other material changes to the terms of the ABL Facility.
Availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on our eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time the outstanding amount under the ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitment, we are required to repay the outstanding amounts under the ABL Facility to the extent of such excess. As of February 3, 2024, our borrowing base was $539 million, and we had no borrowings outstanding under the ABL Facility.
The ABL Facility supports our letter of credit program. We had $10 million of outstanding letters of credit as of February 3, 2024 that reduced our availability under the ABL Facility. As of February 3, 2024, our availability under the ABL Facility was $529 million.
As of February 3, 2024, the ABL Facility fees related to committed and unutilized amounts were 0.30% per annum, and the fees related to outstanding letters of credit were 1.25% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was the Term SOFR plus 1.25% per annum and a credit spread adjustment of 0.10% per annum. The interest rate on outstanding Canadian dollar-denominated borrowings was the Canadian Dollar Offered Rate plus 1.25% per annum.
The ABL Facility requires us to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (i) $70 million or (ii) 10% of the maximum borrowing amount. As of February 3, 2024, we were not required to maintain this ratio.
Credit Ratings
The following table provides our credit ratings as of February 3, 2024:

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

FEBRUARY 3, 2024 SUMMARIZED BALANCE SHEET	(in millions)
ASSETS
Current Assets (a)	$2,545
Noncurrent Assets	2,554

LIABILITIES
Current Liabilities (b)	$2,935
Noncurrent Liabilities	5,650
 _______________
(a)Includes amounts due from non-Guarantor subsidiaries of $622 million as of February 3, 2024.
(b)Includes amounts due to non-Guarantor subsidiaries of $1.905 billion as of February 3, 2024.

2023 SUMMARIZED STATEMENT OF INCOME	(in millions)
Net Sales (a)	$7,173
Gross Profit	3,006
Operating Income	1,173
Income Before Income Taxes	905
Net Income (b)	696
 _______________
(a)Includes Net Sales of $287 million to non-Guarantor subsidiaries.
(b)Includes a Net Loss of $9 million related to transactions with non-Guarantor subsidiaries.

Contingent Liabilities and Contractual Obligations
The following table provides our contractual obligations, aggregated by type, including the maturity profile as of February 3, 2024:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years	Other
	(in millions)
Long-term Debt (a)	$6,859	$306	$1,168	$963	$4,422	$—
Future Lease Obligations (b)	1,539	270	522	362	385	—
Purchase Obligations (c)	695	527	107	51	10	—
Other Liabilities (d)	186	131	17	—	—	38
Total	$9,279	$1,234	$1,814	$1,376	$4,817	$38
________________
(a)Long-term Debt obligations relate to our principal and interest payments for outstanding notes and debentures. Interest payments have been estimated based on the coupon rate for fixed rate obligations. Interest obligations exclude amounts which have been accrued through February 3, 2024. For additional information, see Note 11 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
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
(d)Other liabilities include future estimated payments associated with unrecognized tax benefits. The “Less Than 1 Year” category includes $118 million of these tax items because it is reasonably possible that the amounts could change in the next 12 months due to audit settlements or resolution of uncertainties. The remaining portion, totaling $38 million, is included in the “Other” category as it is not reasonably possible that the amounts could change in the next 12 months. In addition, we have a remaining liability of $30 million related to the deemed repatriation tax on our undistributed foreign earnings resulting from the Tax Cuts and Jobs Act, of which $13 million is expected to be paid in 2024, and the remaining $17 million is expected to be paid in 2025. For additional information, see Note 10 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.
Lease Guarantees
In connection with the spin-off of Victoria’s Secret and the disposal of a certain other business, we had remaining contingent obligations of $263 million as of February 3, 2024 related to lease payments under the current terms of noncancelable leases, primarily related to office space, expiring at various dates through 2037. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of these businesses. Our reserves related to these obligations were not significant for any period presented.
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures, that expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance, and applies to companies with a single reportable segment. The standard is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of adopting this standard on our disclosures.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, that requires enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and may be applied either prospectively or retrospectively. We are currently evaluating the impact of adopting this standard on our disclosures.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to adopt accounting policies related to estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, management evaluates its accounting policies, estimates and judgments, including those related to inventories, valuation of long-lived store assets, claims and contingencies, income taxes and revenue recognition. Management bases our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. Management has discussed the development and selection of our critical accounting policies and estimates with the Audit Committee of our Board and believes the following assumptions and estimates are most significant to reporting our results of operations and financial position.
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

We also record inventory loss adjustments for estimated physical inventory losses that have occurred since the date of the last physical inventory. These estimates are based on management’s analysis of historical results and current operating trends.
Management believes that the assumptions used in these estimates are reasonable and appropriate. A 10% increase or decrease in the inventory valuation adjustment would have impacted Net Income by approximately $2 million for 2023. A 10% increase or decrease in the estimated physical inventory loss adjustment would have impacted Net Income by approximately $2 million for 2023.
Valuation of Long-lived Store Assets
Long-lived store assets, which include leasehold improvements, store-related assets and operating lease assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Store assets are grouped at the lowest level for which they are largely independent of other assets or asset groups. If the estimated undiscounted future cash flows related to the asset group are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the estimated fair value, determined by the estimated discounted future cash flows of the asset group. For operating lease assets, we determine the fair value of the assets by comparing the contractual rent payments to estimated market rental rates. An individual asset within an asset group is not impaired below its estimated fair value. The fair value of long-lived store assets are determined using Level 3 inputs within the fair value hierarchy.
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
Significant judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities. In determining our provision for income taxes, we consider permanent differences between book and tax income and statutory income tax rates. Our effective income tax rate is affected by items including changes in tax law, the tax jurisdiction of the Company’s operations and the level of earnings.
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

Revenue Recognition
We recognize revenue based on the amount we expect to receive when control of the goods or services is transferred to our customer. We recognize sales upon customer receipt of merchandise, which for direct channel revenues reflects an estimate of shipments that have not yet been received by the customer based on shipping terms and historical delivery times. Our shipping and handling revenues are included in Net Sales with the related costs included in Costs of Goods Sold, Buying and Occupancy in the Consolidated Statements of Income. We also provide a reserve for projected merchandise returns based on historical experience. Net Sales exclude sales and other similar taxes collected from customers.
We offer a loyalty program that allows customers to earn points based on purchasing activity. As customers accumulate points and reach point thresholds, points are converted to rewards that may be used to purchase merchandise in stores or online. Points expire if a loyalty account is inactive for a certain period of time, while rewards expire if unused after approximately three months. We allocate revenue to points earned on qualifying purchases and defer recognition of revenue until the rewards are redeemed. The amount of revenue deferred is based on the relative stand-alone selling price method, which includes an estimate for points and rewards not expected to be redeemed based on historical experience.
We sell gift cards with no expiration dates to customers. We do not charge administrative fees on unused gift cards. We recognize revenue from gift cards when they are redeemed by the customer. In addition, we recognize revenue on unredeemed gift cards when the likelihood of the gift cards being redeemed is remote and there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions (gift card breakage). Gift card breakage revenue is recognized in proportion to, and over the same period as, actual gift card redemptions. We determine the gift card breakage rate based on historical redemption patterns. Gift card breakage revenue is included in Net Sales in the Consolidated Statements of Income.
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
All of our Long-term Debt as of February 3, 2024 has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. Our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows.

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
Fair Value Measurements
The following table provides a summary of the principal value and estimated fair value of outstanding Long-term Debt as of February 3, 2024 and January 28, 2023:

	February 3, 2024	January 28, 2023
	(in millions)
Principal Value	$4,430	$4,915
Fair Value, Estimated (a)	4,456	4,707
________________
(a)The estimated fair values are based on reported transaction prices and are not necessarily indicative of the amounts that we could realize in a current market exchange.
As of February 3, 2024, we believe that the carrying values of our Accounts Receivable, Accounts Payable and Accrued Expenses approximate their fair values because of their short maturities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
BATH & BODY WORKS, INC.
Our fiscal year ends on the Saturday nearest to January 31. Fiscal years are designated in the Consolidated Financial Statements and Notes by the calendar year in which the fiscal year commences. The results for fiscal 2023 refer to the 53-week period ended February 3, 2024. The results for fiscal 2022 and fiscal 2021 refer to 52-week periods ended January 28, 2023 and January 29, 2022, respectively.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 3, 2024. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).
Based on our assessment and the COSO criteria, management believes that the Company maintained effective internal control over financial reporting as of February 3, 2024.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. Ernst & Young LLP’s report appears on the following page and expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of February 3, 2024.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Bath & Body Works, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Bath & Body Works, Inc.’s internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Bath & Body Works, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 3, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 3, 2024 and January 28, 2023, the related consolidated statements of income, comprehensive income, total equity (deficit) and cash flows for each of the three years in the period ended February 3, 2024, and the related notes and our report dated March 22, 2024 expressed an unqualified opinion thereon.
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
March 22, 2024

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Bath & Body Works, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bath & Body Works, Inc. (the Company) as of February 3, 2024 and January 28, 2023, the related consolidated statements of income, comprehensive income, total equity (deficit) and cash flows for each of the three years in the period ended February 3, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 3, 2024 and January 28, 2023, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 22, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Loyalty Program

Description of the Matter	The Company offers a loyalty program that enables customers the ability to earn points and redeem rewards. As described in Note 1 to the consolidated financial statements, the Company allocates revenue to points earned on qualifying purchases and defers recognition until the rewards are redeemed. The amount of revenue deferred is based on the relative standalone selling price method, which includes an estimate for points and rewards not expected to be redeemed based on historical experience.

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

Our audit procedures included, among others, evaluating the methodology used, analyzing the significant assumptions discussed above, and testing the accuracy and completeness of the underlying data used in management’s calculation. To test the standalone selling price per reward, we validated that the price per reward was appropriate based on purchases by loyalty members. To audit the redemption rate, we tested redemption activity and compared the results of that testing to the redemption rate used by management in its estimate. We also considered recent trends in redemption activity and the impact on the redemption rate. In addition, we performed sensitivity analyses of significant assumptions to evaluate the change in the deferral amounts.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2003.
Grandview Heights, Ohio
March 22, 2024

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions except per share amounts)

	2023	2022	2021
Net Sales	$7,429	$7,560	$7,882
Costs of Goods Sold, Buying and Occupancy	(4,193)	(4,305)	(4,027)
Gross Profit	3,236	3,255	3,855
General, Administrative and Store Operating Expenses	(1,951)	(1,879)	(1,846)
Operating Income	1,285	1,376	2,009
Interest Expense	(345)	(348)	(388)
Other Income (Loss)	81	17	(198)
Income from Continuing Operations Before Income Taxes	1,021	1,045	1,423
Provision for Income Taxes	143	251	348
Net Income from Continuing Operations	878	794	1,075
Income from Discontinued Operations, Net of Tax	—	6	258
Net Income	$878	$800	$1,333

Net Income per Basic Share
Continuing Operations	$3.86	$3.43	$4.00
Discontinued Operations	—	0.03	0.96
Total Net Income per Basic Share	$3.86	$3.45	$4.96

Net Income per Diluted Share
Continuing Operations	$3.84	$3.40	$3.94
Discontinued Operations	—	0.03	0.95
Total Net Income per Diluted Share	$3.84	$3.43	$4.88

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	2023	2022	2021
Net Income	$878	$800	$1,333
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(2)	(2)	2
Unrealized Gain on Cash Flow Hedges	1	2	1
Reclassification of Cash Flow Hedges to Earnings	(2)	(2)	2
Total Other Comprehensive Income (Loss), Net of Tax	(3)	(2)	5
Total Comprehensive Income	$875	$798	$1,338

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)

	February 3, 2024	January 28, 2023
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,084	$1,232
Accounts Receivable, Net	224	226
Inventories	710	709
Other	97	99
Total Current Assets	2,115	2,266
Property and Equipment, Net	1,220	1,193
Operating Lease Assets	1,056	1,050
Goodwill	628	628
Trade Name	165	165
Deferred Income Taxes	144	37
Other Assets	135	155
Total Assets	$5,463	$5,494
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$380	$455
Accrued Expenses and Other	608	673
Current Operating Lease Liabilities	181	177
Income Taxes	120	74
Total Current Liabilities	1,289	1,379
Deferred Income Taxes	147	168
Long-term Debt	4,388	4,862
Long-term Operating Lease Liabilities	1,004	1,014
Other Long-term Liabilities	261	276
Shareholders’ Equity (Deficit):
Preferred Stock—$1.00 par value; 10 shares authorized; none issued	—	—
Common Stock—$0.50 par value; 1,000 shares authorized; 240 and 244 shares issued; 225 and 229 shares outstanding, respectively	120	122
Paid-in Capital	838	817
Accumulated Other Comprehensive Income	75	78
Retained Earnings (Accumulated Deficit)	(1,838)	(2,401)
Less: Treasury Stock, at Average Cost; 15 and 15 shares, respectively	(822)	(822)
Total Shareholders’ Equity (Deficit)	(1,627)	(2,206)
Noncontrolling Interest	1	1
Total Equity (Deficit)	(1,626)	(2,205)
Total Liabilities and Equity (Deficit)	$5,463	$5,494

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions except per share amounts)

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, January 30, 2021	278	$143	$891	$83	$(1,421)	$(358)	$1	$(661)
Net Income	—	—	—	—	1,333	—	—	1,333
Other Comprehensive Income	—	—	—	5	—	—	—	5
Total Comprehensive Income	—	—	—	5	1,333	—	—	1,338
Victoria’s Secret Spin-Off	—	—	—	(8)	(175)	—	—	(183)
Cash Dividends ($0.45 per share)	—	—	—	—	(120)	—	—	(120)
Repurchases of Common Stock	(28)	—	—	—	—	(1,964)	—	(1,964)
Treasury Share Retirement	—	(11)	(69)	—	(1,420)	1,500	—	—
Share-based Compensation and Other	4	2	71	—	—	—	—	73
Balance, January 29, 2022	254	$134	$893	$80	$(1,803)	$(822)	$1	$(1,517)
Net Income	—	—	—	—	800	—	—	800
Other Comprehensive Loss	—	—	—	(2)	—	—	—	(2)
Total Comprehensive Income	—	—	—	(2)	800	—	—	798
Cash Dividends ($0.80 per share)	—	—	—	—	(186)	—	—	(186)
Repurchases of Common Stock	(7)	—	—	—	—	(312)	—	(312)
Accelerated Share Repurchase Program	(20)	—	—	—	—	(1,000)	—	(1,000)
Treasury Share Retirement	—	(13)	(87)	—	(1,212)	1,312	—	—
Share-based Compensation and Other	2	1	11	—	—	—	—	12
Balance, January 28, 2023	229	$122	$817	$78	$(2,401)	$(822)	$1	$(2,205)
Net Income	—	—	—	—	878	—	—	878
Other Comprehensive Loss	—	—	—	(3)	—	—	—	(3)
Total Comprehensive Income	—	—	—	(3)	878	—	—	875
Cash Dividends ($0.80 per share)	—	—	—	—	(182)	—	—	(182)
Repurchases of Common Stock	(4)	—	—	—	—	(149)	—	(149)
Treasury Share Retirement	—	(2)	(14)	—	(133)	149	—	—
Share-based Compensation and Other	—	—	35	—	—	—	—	35
Balance, February 3, 2024	225	$120	$838	$75	$(1,838)	$(822)	$1	$(1,626)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	2023	2022	2021
Operating Activities
Net Income	$878	$800	$1,333
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation of Long-lived Assets	269	221	363
(Gain) Loss on Extinguishment of Debt	(34)	—	195
Share-based Compensation Expense	43	38	46
Deferred Income Taxes	(128)	17	45
Impairment of Equity Method Investment	8	—	—
Changes in Assets and Liabilities:
Accounts Receivable	2	11	(64)
Inventories	(2)	—	(177)
Accounts Payable, Accrued Expenses and Other	(109)	44	(86)
Income Taxes Payable	34	39	(72)
Other Assets and Liabilities	(7)	(26)	(91)
Net Cash Provided by Operating Activities	$954	$1,144	$1,492

Investing Activities
Capital Expenditures	$(298)	$(328)	$(270)
Other Investing Activities	12	—	11
Net Cash Used for Investing Activities	$(286)	$(328)	$(259)

Financing Activities
Payments for Long-term Debt	$(447)	$—	$(1,716)
Proceeds from Spin-Off of Victoria’s Secret & Co.	—	—	976
Transfers and Payments to Victoria’s Secret & Co. related to Spin-Off	(3)	(25)	(376)
Repurchases of Common Stock	(148)	(1,312)	(1,964)
Dividends Paid	(182)	(186)	(120)
Proceeds from Stock Option Exercises	4	6	83
Tax Payments related to Share-based Awards	(11)	(32)	(59)
Payments of Finance Lease Obligations	(15)	(9)	(12)
Other Financing Activities	(13)	(4)	—
Net Cash Used for Financing Activities	$(815)	$(1,562)	$(3,188)

Effects of Exchange Rate Changes on Cash and Cash Equivalents	$(1)	$(1)	$1
Net Decrease in Cash and Cash Equivalents	(148)	(747)	(1,954)
Cash and Cash Equivalents, Beginning of Year	1,232	1,979	3,933
Cash and Cash Equivalents, End of Year	$1,084	$1,232	$1,979
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
On August 2, 2021, the Company completed the tax-free spin-off of its Victoria’s Secret business, which included the Victoria’s Secret and PINK brands, into an independent publicly traded company (the “Separation”). Accordingly, the operating results of, and fees to separate, the Victoria’s Secret business are reported in Income from Discontinued Operations, Net of Tax in the Consolidated Statements of Income for all applicable periods presented. All amounts and disclosures included in the Notes to Consolidated Financial Statements reflect only the Company’s continuing operations unless otherwise noted. For additional information, see Note 2, “Discontinued Operations.”
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. The Company utilizes the retail calendar for reporting. As a result, “2023” refers to the 53-week period ended February 3, 2024, and “2022” and “2021” refer to the 52-week periods ended January 28, 2023 and January 29, 2022, respectively.
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
Concentration of Credit Risk
The Company maintains cash and cash equivalents and derivative contracts with various major financial institutions. The Company monitors the relative credit standing of financial institutions with whom it transacts and limits the amount of credit exposure with any one entity. The Company’s investment portfolio is primarily composed of U.S. government obligations, U.S. Treasury and AAA-rated money market funds, commercial paper and bank deposits.
The Company also periodically reviews the relative credit standing of franchise, license and wholesale partners and other entities to which it grants credit terms in the normal course of business. The Company determines the required allowance for expected credit losses using information such as customer credit history and financial condition. Amounts are recorded to the allowance when it is determined that expected credit losses may occur.
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
The Company also records inventory loss adjustments for estimated physical inventory losses that have occurred since the date of the last physical inventory. These estimates are based on management’s analysis of historical results and current operating trends.
Advertising Costs
Advertising and marketing costs are expensed at the time the promotion first appears in media, in the store or when the advertising is mailed. Advertising and marketing costs totaled $180 million for 2023 and $166 million for both 2022 and 2021.

Property and Equipment
The Company’s Property and Equipment are recorded at cost and depreciation is computed on a straight-line basis using the following depreciable life ranges:

Category of Property and Equipment	Depreciable Life Range
Hardware and Software, including software developed for internal use	3 - 5 years
Store related assets	3 - 10 years
Leasehold improvements	Shorter of lease term or 10 years
Non-store related building and site improvements	10 - 15 years
Other property and equipment	20 years
Buildings	30 years
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
Long-lived store assets, which include leasehold improvements, store-related assets and operating lease assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Store assets are grouped at the lowest level for which they are largely independent of other assets or asset groups. If the estimated undiscounted future cash flows related to the asset group are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the estimated fair value, determined by the estimated discounted future cash flows of the asset group. For operating lease assets, the Company determines the fair value of the assets by comparing the contractual rent payments to estimated market rental rates. An individual asset within an asset group is not impaired below its estimated fair value. The fair value of long-lived store assets are determined using Level 3 inputs within the fair value hierarchy.
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
At lease commencement, the Company recognizes an asset for the right to use the leased asset and a liability based on the present value of the unpaid fixed lease payments. Operating lease costs are recognized on a straight-line basis as lease expense over the lease term. Variable lease payments associated with the Company’s leases are recognized upon occurrence of the event or circumstance on which the payments are assessed. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet, and lease expense is recognized on a straight-line basis over the lease term. The Company uses its incremental borrowing rate, adjusted for collateral, to determine the present value of its unpaid lease payments.
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

Goodwill is reviewed for impairment at the reporting unit level each year in the fourth quarter and may be reviewed more frequently if certain events occur or circumstances change. The Company has the option to either first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying value (including goodwill), or to proceed directly to the quantitative assessment which requires a comparison of a reporting unit’s fair value to its carrying value (including goodwill). If the Company determines that the fair value of a reporting unit is less than its carrying value, it recognizes an impairment charge equal to the difference, not to exceed the total amount of goodwill allocated to a reporting unit. The Company’s reporting units are determined in accordance with the provisions of Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other.
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
Foreign Currency Translation
The functional currency of the Company’s foreign operations is generally the applicable local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect as of the balance sheet date, while revenues and expenses are translated at the average exchange rates for the period. The Company’s resulting translation adjustments comprise substantially all of Accumulated Other Comprehensive Income in Shareholders’ Equity (Deficit). Accumulated foreign currency translation adjustments are reclassified to Net Income when realized upon sale or upon complete, or substantially complete, liquidation of the investment in the foreign entity.
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
Easton Investments
The Company has land and other investments in Easton, a planned community in Columbus, Ohio, that integrates office, hotel, retail, residential and recreational space. These investments, totaling $120 million as of February 3, 2024 and $124 million as of January 28, 2023, are recorded in Other Assets on the Consolidated Balance Sheets.
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
In determining the Company’s provision for income taxes, the Company considers permanent differences between book and tax income and statutory income tax rates. The Company’s effective income tax rate is affected by items including changes in tax law, the tax jurisdiction of the Company’s operations and the level of earnings.
The Company follows a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and for which actual outcomes may differ from forecasted outcomes. The Company’s policy is to include interest and penalties related to uncertain tax positions in income tax expense.
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
Share-based Compensation
The Company recognizes all share-based payments to associates and directors as compensation cost over the service period based on their estimated fair value on the date of grant. The Company estimates award forfeitures at the time awards are granted and adjusts, if necessary, in subsequent periods based on historical experience and expected future forfeitures.  As part of the Company’s determination of award fair value, it assesses the impact of material nonpublic information on the share price at the time of grant. There were no such fair value adjustments to awards granted in any period presented.

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
The Company offers a loyalty program that allows customers to earn points based on purchasing activity. As customers accumulate points and reach point thresholds, points are converted to rewards that may be used to purchase merchandise in stores or online. Points expire if a loyalty account is inactive for a certain period of time, while rewards expire if unused after approximately three months. The Company allocates revenue to points earned on qualifying purchases and defers recognition of revenue until the rewards are redeemed. The amount of revenue deferred is based on the relative stand-alone selling price method, which includes an estimate for points and rewards not expected to be redeemed based on historical experience.
The Company sells gift cards with no expiration dates to customers. The Company does not charge administrative fees on unused gift cards. The Company recognizes revenue from gift cards when they are redeemed by the customer. In addition, the Company recognizes revenue on unredeemed gift cards when the likelihood of the gift cards being redeemed is remote and there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions (gift card breakage). Gift card breakage revenue is recognized in proportion to, and over the same period as, actual gift card redemptions. The Company determines the gift card breakage rate based on historical redemption patterns. Gift card breakage revenue is included in Net Sales in the Consolidated Statements of Income.
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
Costs of Goods Sold, Buying and Occupancy
The Company’s Costs of Goods Sold include merchandise costs, net of discounts and allowances, freight and inventory shrinkage. The Company’s Buying and Occupancy Expenses primarily include; occupancy costs, including rent, common area maintenance, real estate taxes, utilities, maintenance, and fulfillment expenses; depreciation for the Company’s retail stores, warehouses, fulfillment facilities and equipment; and payroll, benefit costs and operating expenses for its buying departments and distribution network.
General, Administrative and Store Operating Expenses
The Company’s General, Administrative and Store Operating Expenses primarily include payroll and benefit costs for its store-selling and administrative departments (including home office and corporate functions), marketing and advertising costs, most of the Company’s technology expenses, general corporate expenses and other selling and operating expenses not specifically categorized elsewhere in the Consolidated Statements of Income.
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

Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures, that expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance, and applies to companies with a single reportable segment. The standard is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its disclosures.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, that requires enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of adopting this standard on its disclosures.
2. Discontinued Operations
On August 2, 2021, the Company completed the spin-off of its Victoria’s Secret business into an independent, publicly traded company that operates under the name Victoria’s Secret & Co. (“Victoria’s Secret”) and trades under the symbol “VSCO” on the New York Stock Exchange (the “NYSE”). Accordingly, the Company has reported the results of the Victoria’s Secret business as discontinued operations in the Consolidated Statements of Income through the date of the spin-off.
In connection with the Separation, the Company entered into several agreements with Victoria’s Secret that govern the relationship of the parties following the Separation, including the Separation and Distribution Agreement, a Transition Services Agreement under which the Company provides services to Victoria’s Secret (the “BBW to VS TSA”), a Transition Services under which the Company receives services from Victoria’s Secret (the “VS to BBW TSA” and together with the BBW to VS TSA, the “Transition Services Agreements”), the Tax Matters Agreement, the Employee Matters Agreement and the Domestic Transportation Services Agreement. Additionally, the Company has contingent obligations relating to certain lease payments under the current terms of noncancelable leases. For additional information, see Note 13, “Commitments and Contingencies.”
Under the terms of the BBW to VS TSA, the Company has provided Victoria’s Secret with various services or functions, including human resources, payroll, information technology and certain logistics functions. The primary services that BBW still provides to VS under the BBW to VS TSA relate to information technology services. Under the terms of the VS to BBW TSA, Victoria’s Secret has provided the Company with various services or functions, including information technology, certain logistics functions and customer marketing services. The primary services that VS still provides to BBW under the VS to BBW TSA relate to information technology services. The Company anticipates that both Transition Services Agreements will terminate during fiscal 2024. Consideration and costs for the services under the Transition Services Agreements are determined using several billing methodologies as described in the agreements, including customary billing, pass-through billing, percent of sales billing or fixed fee billing. Consideration for transition services provided to Victoria’s Secret is recorded within the Consolidated Statements of Income based on the nature of the service and as an offset to expenses incurred to provide the services. Costs for transition services provided by Victoria’s Secret are recorded within the Consolidated Statements of Income based on the nature of the service.
The following table summarizes the consideration received and costs recognized pursuant to the Transition Service Agreements recorded in the Consolidated Statements of Income:

	2023	2022	2021
	(in millions)
Consideration Received	$43	$74	$42
Costs Recognized	29	72	55
Under the terms of the Domestic Transportation Services Agreement, the Company will provide transportation services for Victoria’s Secret merchandise in the U.S. and Canada until September 2026. Consideration for the transportation services is determined using customary billing and fixed billing methodologies, which are described in the agreement, and are subject to an administrative charge. Consideration for logistics services provided to Victoria’s Secret is recorded within Costs of Goods Sold, Buying and Occupancy in the Consolidated Statements of Income and as an offset to expenses incurred to provide the services.
The following table summarizes the consideration received pursuant to the Domestic Transportation Services Agreement recorded in the Consolidated Statements of Income:

	2023	2022	2021
	(in millions)
Consideration Received	$78	$91	$46

Financial Information of Discontinued Operations
The Company did not report any assets or liabilities classified as discontinued operations for any period presented.
Income from Discontinued Operations, Net of Tax in the Consolidated Statements of Income reflects the after-tax results of the Victoria’s Secret business and Separation-related fees, and does not include any allocation of general corporate overhead expense or interest expense of the Company. The Company did not report any results from discontinued operations in 2023.
The following table summarizes the significant line items included in Income from Discontinued Operations, Net of Tax in the 2022 and 2021 Consolidated Statements of Income:

	2022	2021
	(in millions)
Net Sales	$—	$3,194
Costs of Goods Sold, Buying and Occupancy	—	(1,841)
General, Administrative and Store Operating Expenses (a)	—	(975)
Interest Expense	—	(2)
Other Loss	—	(3)
Income from Discontinued Operations Before Income Taxes	—	373
Provision (Benefit) for Income Taxes (b)	(6)	115
Income from Discontinued Operations, Net of Tax	$6	$258
_______________
(a)Fiscal 2021 includes Separation-related fees of $104 million. Prior to the Separation, these fees were reported in the Other category under the Company’s previous segment reporting.
(b)Fiscal 2022 includes an adjustment to the previously recorded tax expense related to the Separation.
The cash flows related to discontinued operations have not been segregated. Accordingly, the 2021 Consolidated Statement of Cash Flows includes the results from continuing and discontinued operations. The Company did not report any cash flows from discontinued operations during 2023 and 2022.
The following table summarizes significant non-cash operating items and Capital Expenditures of discontinued operations included in the 2021 Consolidated Statement of Cash Flows:

2021
(in millions)
Significant Non-cash Operating Items:
Depreciation of Long-lived Assets	$158
Share-based Compensation Expense	15
Deferred Income Taxes	3
Capital Expenditures	(66)
3. Revenue Recognition
Accounts Receivable, Net from revenue-generating activities were $84 million as of February 3, 2024 and $79 million as of January 28, 2023. These accounts receivable primarily relate to amounts due from the Company’s franchise, license and wholesale partners. Under these arrangements, payment terms are typically 45 to 75 days.
The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty points and rewards, and direct channel shipments, which are all impacted by seasonal and holiday-related sales patterns. Deferred Revenue, which is recorded within Accrued Expenses and Other on the Consolidated Balance Sheets, was $198 million as of February 3, 2024 and $195 million as of January 28, 2023. The Company recognized $144 million as revenue in 2023 from amounts recorded as deferred revenue at the beginning of the Company’s fiscal year.

The following table provides a disaggregation of Net Sales for 2023, 2022 and 2021:

	2023	2022	2021
	(in millions)
Stores - U.S. and Canada	$5,507	$5,476	$5,709
Direct - U.S. and Canada	1,582	1,745	1,890
International (a)	340	339	283
Total Net Sales	$7,429	$7,560	$7,882
_______________
(a)Results include royalties associated with franchised stores and wholesale sales.
The Company’s Net Sales outside of the U.S. include sales from Company-operated stores and its e-commerce site in Canada, royalties associated with franchised stores and wholesale sales. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s Net Sales outside of the U.S. totaled $723 million in 2023, $707 million in 2022 and $626 million in 2021.
4. Net Income Per Share
Net Income per Basic Share is computed based on the weighted-average number of common shares outstanding. Net Income per Diluted Share includes the weighted-average effect of dilutive restricted share units, performance share units and stock options (collectively, “Dilutive Awards”) on the weighted-average common shares outstanding.
The following table provides the weighted-average shares utilized for the calculation of Net Income per Basic and Diluted Share for 2023, 2022 and 2021:

	2023	2022	2021
	(in millions)
Common Shares	243	247	282
Treasury Shares	(15)	(15)	(13)
Basic Shares	228	232	269
Effect of Dilutive Awards	1	1	4
Diluted Shares	229	233	273
Anti-dilutive Awards (a)	—	1	1
________________
(a)These awards were excluded from the calculation of Diluted Earnings per Share because their inclusion would have been anti-dilutive.

5. Inventories
The following table provides details of Inventories as of February 3, 2024 and January 28, 2023:

	February 3, 2024	January 28, 2023
	(in millions)
Finished Goods Merchandise	$558	$538
Raw Materials and Merchandise Components	152	171
Total Inventories	$710	$709

6. Long-Lived Assets
The following table provides details of Property and Equipment, Net as of February 3, 2024 and January 28, 2023:

	February 3, 2024	January 28, 2023
	(in millions)
Land and Improvements	$90	$90
Buildings and Improvements	319	306
Furniture, Fixtures, Software and Equipment	1,821	1,637
Leasehold Improvements	850	809
Construction in Progress	43	73
Total	3,123	2,915
Accumulated Depreciation and Amortization	(1,903)	(1,722)
Property and Equipment, Net	$1,220	$1,193
Depreciation expense was $269 million in 2023, $221 million in 2022 and $205 million in 2021.
The Company’s internationally-based long-lived assets, including operating lease assets, were $138 million as of February 3, 2024 and $146 million as of January 28, 2023.
7. Leases
The following table provides the components of lease cost for operating leases for 2023, 2022 and 2021:

	2023	2022	2021
	(in millions)
Operating Lease Costs	$254	$238	$216
Variable Lease Costs	107	107	108
Short-term Lease Costs	41	37	34
Total Lease Cost	$402	$382	$358
The following table provides future maturities of operating lease liabilities as of February 3, 2024:

Fiscal Year	(in millions)
2024	$242
2025	257
2026	229
2027	182
2028	150
Thereafter	357
Total Lease Payments	1,417
Less: Interest	(232)
Present Value of Operating Lease Liabilities	$1,185
The Company accounts for all fixed consideration in a lease as a single lease component. Therefore, the payments used to measure the lease liability include fixed minimum rentals along with fixed operating costs such as common area maintenance and utilities.
As of February 3, 2024, the Company had additional operating lease commitments that have not yet commenced of $31 million.
The following table provides the weighted average remaining lease term and discount rate for operating lease liabilities as of February 3, 2024 and January 28, 2023:

	February 3, 2024	January 28, 2023
Weighted Average Remaining Lease Term (years)	6.4	6.6
Weighted Average Discount Rate	5.6%	5.4%

The following table provides supplemental cash flow information related to the Company’s operating leases for 2023, 2022 and 2021:

	2023	2022	2021
	(in millions)
Cash paid for Operating Lease Liabilities (a)	$280	$249	$245
Lease Assets obtained as a result of new Lease Liabilities	185	207	209
 ________________
(a)These payments are included within the Operating Activities section of the Consolidated Statements of Cash Flows.
Finance Leases
The Company leases certain fulfillment equipment under finance leases that expire at various dates through 2029. The Company records finance lease assets, net of accumulated amortization, in Property and Equipment, Net on the Consolidated Balance Sheets. Additionally, the Company records finance lease liabilities in Accrued Expenses and Other and Other Long-term Liabilities on the Consolidated Balance Sheets. Finance lease costs are comprised of the straight-line amortization of the lease asset and the accretion of interest expense under the effective interest method. The Company’s finance lease assets and liabilities were not significant for any period presented.
8. Intangible Assets
Goodwill
The Company’s Goodwill was $628 million as of February 3, 2024 and January 28, 2023.
The Company performed its qualitative goodwill impairment assessments as of February 3, 2024 and January 28, 2023 and determined that it was not more likely than not that fair value was less than carrying value (including goodwill) as of both dates.
Trade Name
The Company’s Trade Name was $165 million as of February 3, 2024 and January 28, 2023.
The Company performed its impairment assessments of the Trade Name as of February 3, 2024 and January 28, 2023, utilizing the relief from royalty method under the income approach, and determined that its fair value was greater than its carrying value as of both dates.
9. Accrued Expenses and Other
The following table provides additional information about the composition of Accrued Expenses and Other as of February 3, 2024 and January 28, 2023:

	February 3, 2024	January 28, 2023
	(in millions)
Deferred Revenue, Principally from Gift Card Sales	$198	$195
Compensation, Payroll Taxes and Benefits	114	127
Interest	58	74
Taxes, Other than Income	36	35
Rent	32	41
Accrued Claims on Self-insured Activities	34	36
Other	136	165
Total Accrued Expenses and Other	$608	$673
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

The following table provides the components of the Company’s provision for income taxes for 2023, 2022 and 2021:

	2023	2022	2021
	(in millions)
Current:
U.S. Federal	$214	$180	$249
U.S. State	49	48	53
Non-U.S.	7	8	4
Total	270	236	306
Deferred:
U.S. Federal	(19)	10	24
U.S. State	(2)	—	10
Non-U.S.	(106)	5	8
Total	(127)	15	42
Provision for Income Taxes	$143	$251	$348

The non-U.S. component of pre-tax income, arising principally from overseas operations, was income of $84 million, $94 million and $110 million for 2023, 2022 and 2021, respectively.
The following table provides the reconciliation between the statutory federal income tax rate and the effective tax rate for 2023, 2022 and 2021:

	2023	2022	2021
Federal Income Tax Rate	21.0%	21.0%	21.0%
State Income Taxes, Net of Federal Income Tax Effect	4.0%	4.1%	4.2%
Impact of Non-U.S. Operations	0.2%	0.1%	0.1%
Change in Valuation Allowance	(11.0%)	—%	—%
Share-based Compensation	0.1%	(0.7%)	(0.7%)
Uncertain Tax Positions	—%	(0.7%)	(0.5%)
Other Items, Net	(0.4%)	0.2%	0.4%
Effective Tax Rate	13.9%	24.0%	24.5%
Deferred Taxes
Deferred tax assets and liabilities represent the future effects on income taxes resulting from temporary differences and carryforwards at the end of the respective year.
The following table provides the effect of temporary differences that cause deferred income taxes as of February 3, 2024 and January 28, 2023:

	February 3, 2024			January 28, 2023
	Assets	Liabilities	Total	Assets	Liabilities	Total
	(in millions)
Loss Carryforwards	$390	$—	$390	$396	$—	$396
Leases	280	(266)	14	275	(261)	14
Capitalized Research and Development	30	—	30	11	—	11
Share-based Compensation	9	—	9	9	—	9
Property and Equipment	—	(141)	(141)	—	(140)	(140)
Trade Names	—	(38)	(38)	—	(38)	(38)
Other Assets	—	(59)	(59)	—	(62)	(62)
Other, Net	56	(11)	45	56	(13)	43
Valuation Allowance	(253)	—	(253)	(364)	—	(364)
Total Deferred Income Taxes	$512	$(515)	$(3)	$383	$(514)	$(131)
As of February 3, 2024, the Company had loss carryforwards of $390 million, of which $248 million had an indefinite carryforward. The remainder of the U.S. and non-U.S. carryforwards, if unused, will expire at various dates from 2024 through

2040 and 2030 through 2041, respectively. For certain jurisdictions where the Company has determined that it is more likely than not that the loss carryforwards will not be realized, a valuation allowance has been provided on those loss carryforwards as well as other net deferred tax assets.
Income tax payments were $231 million for 2023, $188 million for 2022 and $487 million for 2021.
Uncertain Tax Positions
The following table summarizes the activity related to the Company’s unrecognized tax benefits for U.S. federal, state and non-U.S. tax jurisdictions for 2023, 2022 and 2021, without interest and penalties:

	2023	2022	2021
	(in millions)
Gross Unrecognized Tax Benefits, as of the Beginning of the Fiscal Year	$149	$147	$152
Increases to Unrecognized Tax Benefits for Prior Years	1	14	5
Decreases to Unrecognized Tax Benefits for Prior Years	(7)	(12)	(12)
Increases to Unrecognized Tax Benefits as a Result of Current Year Activity	5	6	21
Decreases to Unrecognized Tax Benefits Relating to Settlements with Taxing Authorities	(1)	(2)	(3)
Decreases to Unrecognized Tax Benefits as a Result of a Lapse of the Applicable Statute of Limitations	(2)	(4)	(16)
Gross Unrecognized Tax Benefits, as of the End of the Fiscal Year	$145	$149	$147
Of the total gross unrecognized tax benefits, approximately $131 million, $135 million and $132 million, at February 3, 2024, January 28, 2023, and January 29, 2022, respectively, represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. These amounts are net of the offsetting tax effects from other tax jurisdictions.
Of the total unrecognized tax benefits, it is reasonably possible that $105 million could change in the next 12 months due to audit settlements, expiration of statutes of limitations or other resolution of uncertainties. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in amounts which could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the period in which such matters are effectively settled.
The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. The Company recognized an income tax expense from interest and penalties of approximately $9 million and $2 million for 2023 and 2022, respectively, and income tax benefits of $2 million in 2021. The Company had accrued $19 million and $10 million for the payment of interest and penalties as of February 3, 2024 and January 28, 2023, respectively. Accrued interest and penalties are included within Other Long-term Liabilities on the Consolidated Balance Sheets.
The Company files U.S. federal income tax returns as well as income tax returns in various states and in non-U.S. jurisdictions. The Company is a participant in the Compliance Assurance Process, which is a program made available by the Internal Revenue Service (“IRS”) to certain qualifying large taxpayers, under which participants work collaboratively with the IRS to identify and resolve potential tax issues through open, cooperative and transparent interaction prior to the annual filing of their federal income tax returns. The IRS is currently examining the Company’s 2020 to 2023 consolidated U.S. federal income tax returns.
The Company is also subject to various state and local income tax examinations for the years 2017 to 2022. Finally, the Company is subject to multiple non-U.S. tax jurisdiction examinations for the years 2010 to 2022. In some situations, the Company determines that it does not have a filing requirement in a particular tax jurisdiction. Where no return has been filed, no statute of limitations applies. Accordingly, if a tax jurisdiction reaches a conclusion that a filing requirement does exist, additional years may be reviewed by the tax authority. The Company believes it has appropriately accounted for uncertainties related to this issue.

11. Long-term Debt and Borrowing Facility
The following table provides the Company’s outstanding Long-term Debt balance, net of unamortized debt issuance costs and discounts, as of February 3, 2024 and January 28, 2023:

	February 3, 2024	January 28, 2023
	(in millions)
Senior Debt with Subsidiary Guarantee
$314 million, 9.375% Fixed Interest Rate Notes due July 2025 (“2025 Notes”)	$313	$317
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	287	283
$462 million, 5.250% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	460	498
$500 million, 7.500% Fixed Interest Rate Notes due June 2029 (“2029 Notes”)	492	491
$938 million, 6.625% Fixed Interest Rate Notes due October 2030 (“2030 Notes”)	930	991
$811 million, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	806	993
$613 million, 6.750% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	608	694
Total Senior Debt with Subsidiary Guarantee	3,896	4,267
Senior Debt
$294 million, 6.950% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	293	349
$201 million, 7.600% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	199	246
Total Senior Debt	492	595
Total Long-term Debt	$4,388	$4,862
The following table provides principal payments due on outstanding Long-term Debt in the next five fiscal years and the remaining years thereafter:

Fiscal Year	(in millions)
2024	$—
2025	314
2026	297
2027	—
2028	462
Thereafter	3,357
Cash paid for interest was $346 million in 2023, $339 million in 2022 and $354 million in 2021.
Repurchases of Notes
The gains and losses on the extinguishment of debt include the write-offs of unamortized issuance costs and are included in Other Income (Loss) in the Consolidated Statements of Income.
2021 Repurchases
In April 2021, the Company redeemed the remaining $285 million of its outstanding 5.625% senior notes due February 2022 and $750 million of its outstanding 6.875% senior secured notes due July 2025. The Company recognized a pre-tax loss related to this extinguishment of debt of $105 million (after-tax loss of $80 million).
In September 2021, the Company completed the tender offers to purchase $270 million of its outstanding 5.625% senior notes due October 2023 (the “2023 Notes”) and $180 million of its outstanding 2025 Notes for an aggregate purchase price of $532 million. Additionally, in October 2021, the Company redeemed the remaining $50 million of its outstanding 2023 Notes for an aggregate purchase price of $54 million. The Company recognized a pre-tax loss related to this extinguishment of debt of $89 million (after-tax loss of $68 million).
2023 Repurchases
During 2023, the Company repurchased in the open market and extinguished $485 million principal amount of the Company’s outstanding senior notes. The aggregate repurchase price for these notes was $447 million, resulting in pre-tax gains of $34 million, net of the write-off of unamortized issuance costs, during 2023.

The following table provides details of the outstanding principal amount of senior notes repurchased and extinguished during 2023:

(in millions)
2025 Notes	$6
2028 Notes	38
2030 Notes	62
2033 Notes	56
2035 Notes	189
2036 Notes	87
2037 Notes	47
Total	$485
Subsequent to February 3, 2024 through March 22, 2024, the Company repurchased in the open market and extinguished $45 million principal amount of the Company’s outstanding senior notes for an aggregate repurchase price of $45 million.
Asset-backed Revolving Credit Facility
The Company and certain of the Company’s 100% owned subsidiaries guarantee and pledge collateral to secure an asset-backed revolving credit facility (“ABL Facility”). The ABL Facility, which allows borrowings and letters of credit in U.S. dollars or Canadian dollars, has aggregate commitments of $750 million and an expiration date in August 2026.
In the second quarter of 2023, the Company amended its ABL Facility to replace the London Interbank Offer Rate-based rate with a Secured Overnight Financing Rate (“SOFR”) based rate as the interest rate benchmark on U.S. dollar borrowings. This amendment made no other material changes to the terms of the ABL Facility.
Availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on the Company’s eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time the outstanding amount under the ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitment, the Company is required to repay the outstanding amounts under the ABL Facility to the extent of such excess. As of February 3, 2024, the Company’s borrowing base was $539 million and it had no borrowings outstanding under the ABL Facility.
The ABL Facility supports the Company’s letter of credit program. The Company had $10 million of outstanding letters of credit as of February 3, 2024 that reduced its availability under the ABL Facility. As of February 3, 2024, the Company’s availability under the ABL Facility was $529 million.
As of February 3, 2024, the ABL Facility fees related to committed and unutilized amounts were 0.30% per annum, and the fees related to outstanding letters of credit were 1.25% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was the Term SOFR plus 1.25% per annum and a credit spread adjustment of 0.10% per annum. The interest rate on outstanding Canadian dollar-denominated borrowings was the Canadian Dollar Offered Rate plus 1.25% per annum.
The ABL Facility requires the Company to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (i) $70 million or (ii) 10% of the maximum borrowing amount. As of February 3, 2024, the Company was not required to maintain this ratio.
12. Fair Value Measurements
The following table provides a summary of the principal value and estimated fair value of outstanding Long-term Debt as of February 3, 2024 and January 28, 2023:

	February 3, 2024	January 28, 2023
	(in millions)
Principal Value	$4,430	$4,915
Fair Value, Estimated (a)	4,456	4,707
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
13. Commitments and Contingencies
The Company is subject to various claims and contingencies related to lawsuits, taxes, insurance, regulatory and other matters arising in the ordinary course of business. Actions filed against the Company from time to time may include commercial, tort, intellectual property, tax, customer, employment, wage and hour, data privacy, securities, anti-corruption and other claims, including purported class action lawsuits. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
Lease Guarantees
In connection with the spin-off of Victoria’s Secret and the disposal of a certain other business, the Company had remaining contingent obligations of $263 million as of February 3, 2024 related to lease payments under the current terms of noncancelable leases, primarily related to office space, expiring at various dates through 2037. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of these businesses. The Company’s reserves related to these obligations were not significant for any period presented.
14. Shareholders’ Equity (Deficit)
Common Stock Share Repurchases
2022 Repurchase Program
In February 2022, the Company’s Board of Directors (the “Board”) authorized a $1.5 billion share repurchase program (the “February 2022 Program”). As part of the February 2022 Program, the Company entered into an accelerated share repurchase program (“ASR”) under which the Company repurchased $1 billion of its own outstanding common stock. The delivery of shares under the ASR resulted in an immediate reduction of the shares used to calculate the weighted-average common shares outstanding for net income per basic and diluted share. Pursuant to the Board’s authorization, the Company made other share repurchases in the open market under the February 2022 Program during 2022 and 2023.
On February 4, 2022, the Company delivered $1 billion to the ASR bank, and the bank delivered 14 million shares of common stock to the Company (the “Initial Shares”). Pursuant to the terms of the ASR, the Initial Shares represented 80% of the number of shares determined by dividing the $1 billion Company payment by the closing price of its common stock on February 2, 2022.
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
The Company repurchased the following shares of its common stock during 2022:

Repurchase Program	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in millions)	(in thousands)	(in millions)
February 2022	$1,500	6,401	$312	$48.77
February 2022 - Accelerated Share Repurchase Program		20,295	1,000	49.27
Total		26,696	$1,312
The Company repurchased the following shares of its common stock during 2023:

Repurchase Program	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in millions)	(in thousands)	(in millions)
February 2022	$1,500	4,096	$149	$36.38
The February 2022 Program had $39 million of remaining authority as of February 3, 2024. There were share repurchases of $1 million reflected in Accounts Payable on the February 3, 2024 Consolidated Balance Sheet. Subsequent to February 3, 2024

through March 22, 2024, the Company repurchased an additional 606 thousand shares of its common stock for $27 million under the February 2022 Program.
2024 Repurchase Program
In January 2024, the Board authorized a new $500 million share repurchase program (the “January 2024 Program”). As of March 22, 2024, the Company had not repurchased any shares under the January 2024 Program.
Common Stock Retirement
Shares of common stock repurchased under the February 2022 Program were retired and cancelled upon repurchase, including shares repurchased under the ASR. As a result, the Company retired the 26.696 million shares repurchased under the February 2022 Program during 2022, which resulted in reductions of $13 million in the par value of Common Stock, $87 million in Paid-in Capital and $1.212 billion in Retained Earnings (Accumulated Deficit).
Additionally, the Company retired the 4.096 million shares repurchased under the February 2022 Program during 2023, which resulted in reductions of $2 million in the par value of Common Stock, $14 million in Paid-in Capital and $133 million in Retained Earnings (Accumulated Deficit).
Dividends
In connection with the onset of the COVID-19 pandemic, the Board suspended the Company’s quarterly cash dividend beginning in the second quarter of 2020. In March 2021, the Board reinstated the annual dividend at $0.60 per share, beginning with the quarterly dividend paid in June 2021. In February 2022, the Board increased the annual dividend to $0.80 per share, beginning with the quarterly dividend paid in March 2022.
The Company paid the following dividends during 2023, 2022 and 2021:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2023
First Quarter	$0.20	$46
Second Quarter	0.20	46
Third Quarter	0.20	45
Fourth Quarter	0.20	45
2023 Total	$0.80	$182
2022
First Quarter	$0.20	$48
Second Quarter	0.20	46
Third Quarter	0.20	46
Fourth Quarter	0.20	46
2022 Total	$0.80	$186
2021
First Quarter	$—	$—
Second Quarter	0.15	42
Third Quarter	0.15	39
Fourth Quarter	0.15	39
2021 Total	$0.45	$120
On March 8, 2024, the Company paid its first quarter 2024 dividend of $0.20 per share to stockholders of record at the close of business on February 23, 2024.

15. Share-based Compensation
Plan Summary
In 2020, the Company’s stockholders approved the 2020 Stock Option and Performance Incentive Plan (“2020 Plan”). The 2020 Plan replaced the 2015 Stock Option and Performance Incentive Plan (together with the 2020 Plan, the “Plans”). The Plans provide for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock, performance share units and unrestricted shares. Historically, the Company granted stock options at a price equal to the fair market value of the stock on the date of grant. Stock options have a maximum term of 10 years. Stock options and restricted stock units generally vest over three-to-five-years. Performance share units generally cliff vest at the end of a three-year performance period based upon the Company’s achievement of pre-established goals over the performance period.
Under the Plans, 206 million options, restricted and unrestricted shares have been authorized to be granted to associates and directors. There were 13 million shares of common stock available for future issuance under the Plans as of February 3, 2024.
Income Statement Impacts
The following table provides share-based compensation expense included in the Consolidated Statements of Income for 2023, 2022 and 2021:

	2023	2022	2021
	(in millions)
Costs of Goods Sold, Buying and Occupancy	$13	$14	$10
General, Administrative and Store Operating Expenses	30	24	21
Total Share-based Compensation Expense	$43	$38	$31
The Company recognized incremental tax expense associated with share-based compensation of $1 million for 2023. The tax benefit associated with recognized share-based compensation expense was $7 million for 2022 and $10 million for 2021.
Victoria’s Secret & Co. Spin-Off
In connection with the Separation, the Company adjusted its outstanding share-based awards in accordance with the terms of the Employee Matters Agreement entered into at the time of the Separation. Adjustments to the underlying shares and terms of outstanding restricted stock units, performance share units and stock options were made to preserve the intrinsic value of the awards immediately before and after the Separation. The historical disclosures relating to 2021 reported below within this Note 15 have not been segregated between continuing and discontinued operations.
Restricted Stock Units and Performance Share Units
The following table provides the Company’s restricted stock unit and performance share unit activity on a combined basis for the year ended February 3, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested as of January 28, 2023	2,319	$44.65
Granted	1,273	35.93
Vested	(861)	41.58
Cancelled	(151)	42.74
Unvested as of February 3, 2024	2,580	$41.49
The fair value of restricted stock unit and performance share unit awards is generally based on the market value of the Company’s common stock on the grant date adjusted for anticipated dividend yields. The weighted-average estimated fair value of awards granted was $35.93 per share for 2023, $44.73 per share for 2022 and $52.91 per share for 2021.
The Company’s total intrinsic value of awards that vested was $31 million for 2023, $88 million for 2022 and $137 million for 2021. The Company’s total fair value at grant date of awards that vested was $36 million for 2023, $36 million for 2022 and $75 million for 2021.
Tax benefits realized from tax deductions associated with awards that vested were $6 million for 2023, $14 million for 2022 and $36 million for 2021.
As of February 3, 2024, there was $41 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock and performance share units. This cost is expected to be recognized over a weighted-average period of 1.5 years.

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
Management’s Report on Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting as of February 3, 2024 is set forth in Item 8. Financial Statements and Supplementary Data.
Attestation Report of the Registered Public Accounting Firm. The Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting as of February 3, 2024 is set forth in Item 8. Financial Statements and Supplementary Data.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred in the fourth quarter 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
Securities Trading Plans of Directors and Executive Officers
None of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2023.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information required by Item 10 regarding our directors, executive officers and corporate governance is included in our Proxy Statement related to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference. Information regarding compliance with Section 16(A) of the Exchange Act is included in our Proxy Statement related to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
The Company has a written Code of Conduct that applies to the Company’s Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer) and others. The Code of Conduct is available on the Company’s website at www.bbwinc.com (accessible by clicking on the “Investors” link on the main page followed by the “Governance” and “Committee Charters and Governance Materials” links), and a printed copy will be delivered free of charge on request by writing to the Corporate Secretary of the Company at Three Limited Parkway, Columbus, Ohio 43230, c/o Chief Legal Officer. Any amendments to, or waivers from, a provision of the Company’s Code of Conduct that applies to the Company’s Principal Executive Officer and Principal Financial and Accounting Officer and that relates to any element of the code of ethics enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on the Company’s website at www.bbwinc.com.
ITEM 11. EXECUTIVE COMPENSATION.
Information required by Item 11 regarding executive compensation is included in our Proxy Statement related to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information required by Item 12 regarding the security ownership of certain beneficial owners and management is included in our Proxy Statement related to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
The following table summarizes share and exercise price information about the Company’s equity compensation plans as of February 3, 2024:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,076,655	(1)	$49.32	(2)	15,224,269	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	3,076,655		$49.32		15,224,269
________________
(1)Includes the following plans: the 2020 Stock Option and Performance Incentive Plan (the “2020 Plan”); the 2015 Stock Option and Performance Incentive Plan (the “2015 Plan”); and the 2011 Stock Option and Performance Incentive Plan (the “2011 Plan”). There are no shares remaining available for grant under the 2015 Plan or the 2011 Plan.
(2)Includes the weighted average exercise price for stock options only.
(3)Includes securities remaining available for future issuance for each of the following plans: the 2020 Plan (12,888,294) and the Associate Stock Purchase Plan (2,335,975).
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
Information required by Item 13 regarding certain relationships and related transactions is included in our Proxy Statement related to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Information required by Item 14 regarding principal accountant fees and services is included in our Proxy Statement related to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income

Consolidated Balance Sheets

Consolidated Statements of Total Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules

Schedules have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

	(3)	List of Exhibits

		3	Articles of Incorporation and Bylaws.

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

		3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated January 28, 2022).

		4	Instruments Defining the Rights of Security Holders.

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

4.3
Second Supplemental Indenture dated as of July 17, 2007 between the Company and The Bank of New York Trust Company, N.A., incorporated by reference to Exhibit 4.1.3 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-146420) filed on October 1, 2007.

4.4
Seventh Supplemental Indenture dated as of March 22, 2013 among the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1.8 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-191968) filed on October 29, 2013.

4.5
Twelfth Supplemental Indenture dated as of August 2, 2021 among the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.26 to the Company’s Annual Report on Form 10-K for the year ended January 29, 2022.

4.6
Indenture dated as of February 19, 2003 between the Company and The Bank of New York, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-4 (Reg. No. 333-104633) filed on April 18, 2003.

4.7
First Supplemental Indenture dated as of August 2, 2021 among the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.27 to the Company’s Annual Report on Form 10-K for the year ended January 29, 2022.

4.8
Indenture dated as of October 30, 2015 among the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 3, 2015.

4.9
First Supplemental Indenture dated as of August 2, 2021 among the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.28 to the Company’s Annual Report on Form 10-K for the year ended January 29, 2022.

4.10
Indenture, dated as of June 16, 2016, between the Company and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 16, 2016.

4.11
First Supplemental Indenture dated as of June 16, 2016 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 16, 2016.

4.12
Second Supplemental Indenture dated as of January 23, 2018 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated January 23, 2018.

4.13
Third Supplemental Indenture dated as of June 20, 2019 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated June 24, 2019.

4.14
Fourth Supplemental Indenture dated as of June 30, 2019 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2019.

4.15
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

4.19
Indenture dated as of June 18, 2020 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated June 18, 2020.

4.20
First Supplemental Indenture dated as of August 2, 2021 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.32 to the Company’s Annual Report on Form 10-K for the year ended January 29, 2022.

4.21
Second Supplemental Indenture dated as of November 17, 2021 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.35 to the Company’s Annual Report on Form 10-K for the year ended January 29, 2022.

4.22
Indenture dated as of September 30, 2020 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 30, 2020.

4.23
First Supplemental Indenture dated as of August 2, 2021 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.33 to the Company’s Annual Report on Form 10-K for the year ended January 29, 2022.

4.24
Second Supplemental Indenture dated as of November 17, 2021 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.36 to the Company’s Annual Report on Form 10-K for the year ended January 29, 2022.

4.25	Description of the Registrant’s Securities, incorporated by reference to Exhibit 4.25 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2023.

10	Material Contracts.

10.1
Form of Indemnification Agreement between the Company and the directors and executive officers of the Company, incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2023.**

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

10.5	2020 Stock Option and Performance Incentive Plan, incorporated by reference to Appendix C to the Company's Proxy Statement dated April 2, 2020.**

10.6
2020 Stock Option and Performance Incentive Plan Restricted Share Unit Award Agreement (Form of Associate Award), incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2021.**

10.7
2020 Stock Option and Performance Incentive Plan Performance Share Unit Award Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2021.**

10.8
2020 Stock Option and Performance Incentive Plan Stock Option Award Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2021.**

10.9
2020 Stock Option and Performance Incentive Plan Restricted Share Unit Award Agreement between the Company and Sarah Nash, dated as of March 11, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 11, 2022.**

10.10
2020 Stock Option and Performance Incentive Plan Restricted Share Unit Award Agreement (Form of Director Award Agreement), incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2023.**

10.11
Amended and Restated 2015 Cash Incentive Compensation Performance Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2022.**

10.12	Cash Incentive Compensation Performance Plan**

10.13	Associate Stock Purchase Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 13, 2022.**

10.14
Offer Letter between the Company and Gina Boswell, dated as of November 1, 2022, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2023.**

10.15
Confidentiality, Non-Competition and Intellectual Property Agreement between the Company and Gina Boswell, dated as of December 1, 2022, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2023.**

10.16
Executive Severance Agreement between the Company and Gina Boswell, dated as of December 1, 2022, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2023.**

10.17
Offer Letter between the Company and Eva Boratto, dated as of July 18, 2023, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2023.**

10.18
Confidentiality, Non-Competition and Intellectual Property Agreement between the Company and Eva Boratto, dated as of August 1, 2023, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2023.**

10.19
Executive Severance Agreement between the Company and Eva Boratto, dated as of August 1, 2023, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2023.**

10.20
Executive Employment Agreement between Bath and Body Works, LLC and Deon Riley, dated February 4, 2021, incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended January 30, 2021.**

10.21
Confidentiality, Non-Competition and Intellectual Property Agreement between the Company and Deon Riley, dated as of December 7, 2020, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2023.**

10.22
Executive Severance Agreement between the Company and Deon Riley, dated as of May 13, 2022, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2022.**

10.23
Executive Retention Agreement between the Company and Deon Riley, dated as of May 13, 2022, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2022.**

10.24
Executive Employment Agreement between Bath & Body Works, LLC and Julie Rosen, dated as of February 3, 2021, incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended January 30, 2021.**

10.25
Confidentiality, Non-Competition and Intellectual Property Agreement between the Company and Julie Rosen, dated as of July 23, 2020, incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2023.**

10.26
Executive Severance Agreement between the Company and Julie Rosen, dated as of May 13, 2022, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2022.**

10.27
Executive Retention Agreement between the Company and Julie Rosen, dated as of May 13, 2022, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2022.**

10.28
Offer Letter between the Company and Michael Wu, dated as of April 19, 2021, incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2023.**

10.29
Confidentiality, Non-Competition and Intellectual Property Agreement between the Company and Michael Wu, dated as of April 19, 2021, incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2023.**

10.30
Executive Severance Agreement between the Company and Michael Wu, dated as of May 13, 2022, incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2023.**

10.31
Executive Retention Agreement between the Company and Michael Wu, dated as of May 13, 2022, incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2023.**

10.32
Confidentiality, Non-Competition and Intellectual Property Agreement between the Company and Wendy Arlin, dated as of May 12, 2021, incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2023.**

10.33
Executive Severance Agreement between the Company and Wendy Arlin, dated as of May 13, 2022, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2022.**

10.34
Executive Retention Agreement between the Company and Wendy Arlin, dated as of May 13, 2022, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2022.**

10.35
Letter Agreement between the Company and Wendy Arlin, effective as of June 7, 2023, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2023.**

10.36	Third Amended and Restated Master Aircraft Time Sharing Agreement between L Brands Service Company, LLC and Gina Boswell, effective as of August 14, 2023.**

10.37
Separation and Distribution Agreement between the Company and Victoria’s Secret & Co., dated as of August 2, 2021, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 3, 2021.***

10.38
L Brands to VS Transition Services Agreement between the Company and Victoria’s Secret & Co., dated as of August 2, 2021, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 3, 2021.***

10.39
Amendment No. 1 to L Brands to VS Transition Services Agreement between the Company and Victoria’s Secret & Co., dated as of July 20, 2022, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2022.***

10.40
Amendment No. 2 to L Brands to VS Transition Services Agreement between the Company and Victoria’s Secret & Co., dated as of January 23, 2023, incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2023.***

10.41
VS to L Brands Transition Services Agreement between the Company and Victoria’s Secret & Co., dated as of August 2, 2021, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 3, 2021.***

10.42
Amendment No. 1 to VS to L Brands Transition Services Agreement between the Company and Victoria’s Secret & Co., dated as of July 20, 2022, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2022.***

10.43
Amendment No. 2 to VS to L Brands Transition Services Agreement between the Company and Victoria’s Secret & Co., dated as of January 23, 2023, incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2023.***

10.44
Amendment No. 3 to VS to L Brands Transition Services Agreement between the Company and Victoria’s Secret & Co., dated as of July 21, 2023, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2023.***

10.45
Tax Matters Agreement between the Company and Victoria’s Secret & Co., dated as of August 2, 2021, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 3, 2021.

10.46
Employee Matters Agreement between the Company and Victoria’s Secret & Co., dated as of August 2, 2021, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 3, 2021.***

10.47
Domestic Transportation Services Agreement between Mast Logistics Services, LLC and Victoria’s Secret & Co., dated as of August 2, 2021, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated August 3, 2021.

10.48
Amendment No. 1 to the Amended and Restated Revolving Credit Agreement among the Company, the borrowing subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., dated as of June 9, 2023, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2023.

21	Subsidiaries of the Registrant.

22	List of Guarantor Subsidiaries.

23.1	Consent of Ernst & Young LLP.

24	Powers of Attorney.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

97	Financial Restatement Compensation Recoupment Policy

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________

**	Identifies management contracts or compensatory plans or arrangements.
***	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the Securities and Exchange Commission.
(b)	Exhibits.
The exhibits to this report are listed in section (a)(3) of Item 15 above.
(c)	Not applicable.
ITEM 16. FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 22, 2024

BATH & BODY WORKS, INC. (Registrant)

By:	/s/ EVA C. BORATTO
Eva C. Boratto Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 2024:

Signature	Title

/s/ GINA R. BOSWELL	Director and Chief Executive Officer
Gina R. Boswell	(Principal Executive Officer)

/s/ EVA C. BORATTO	Chief Financial Officer
Eva C. Boratto	(Principal Financial Officer and Principal Accounting Officer)

/s/ SARAH E. NASH*	Chair of the Board of Directors
Sarah E. Nash

/s/ PATRICIA S. BELLINGER*	Director
Patricia S. Bellinger

/s/ ALESSANDRO BOGLIOLO*	Director
Alessandro Bogliolo

/s/ LUCY O. BRADY*	Director
Lucy O. Brady

/s/ FRANCIS A. HONDAL*	Director
Francis A. Hondal

/s/ THOMAS J. KUHN*	Director
Thomas J. Kuhn

/s/ DANIELLE M. LEE*	Director
Danielle M. Lee

/s/ MICHAEL G. MORRIS*	Director
Michael G. Morris

/s/ JUAN RAJLIN*	Director
Juan Rajlin

/s/ STEPHEN D. STEINOUR*	Director
Stephen D. Steinour

/s/ JAMES K. SYMANCYK*	Director
James K. Symancyk

/s/ STEVEN E. VOSKUIL*	Director
Steven E. Voskuil

*	The undersigned, by signing her name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the registrant pursuant to powers of attorney executed by such directors.

By:	/s/ EVA C. BORATTO
Eva C. Boratto Attorney-in-fact