Form 10-Q
period 2024-05-04
Bath & Body Works, Inc.
filed 2024-06-04
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2024
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
As of May 31, 2024, the number of outstanding shares of the Registrant’s common stock was 223,231,399 shares.

BATH & BODY WORKS, INC.

*
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “first quarter of 2024” and “first quarter of 2023” refer to the thirteen-week periods ended May 4, 2024 and April 29, 2023, respectively.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(Unaudited)

	First Quarter
	2024	2023
Net Sales	$1,384	$1,396
Costs of Goods Sold, Buying and Occupancy	(778)	(800)
Gross Profit	606	596
General, Administrative and Store Operating Expenses	(419)	(415)
Operating Income	187	181
Interest Expense	(82)	(89)
Other Income	13	20
Income Before Income Taxes	118	112
Provision for Income Taxes	31	31
Net Income	$87	$81
Net Income per Basic Share	$0.39	$0.36
Net Income per Diluted Share	$0.38	$0.35
BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	First Quarter
	2024	2023
Net Income	$87	$81
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(2)	(2)
Unrealized Gain on Cash Flow Hedges	1	1
Total Other Comprehensive Loss, Net of Tax	(1)	(1)
Total Comprehensive Income	$86	$80

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value amounts)

	May 4, 2024	February 3, 2024	April 29, 2023
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$855	$1,084	$1,046
Accounts Receivable, Net	121	224	145
Inventories	814	710	771
Other	127	97	118
Total Current Assets	1,917	2,115	2,080
Property and Equipment, Net	1,183	1,220	1,223
Operating Lease Assets	1,047	1,056	1,072
Goodwill	628	628	628
Trade Name	165	165	165
Deferred Income Taxes	143	144	37
Other Assets	138	135	158
Total Assets	$5,221	$5,463	$5,363
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$403	$380	$426
Accrued Expenses and Other	489	608	585
Current Operating Lease Liabilities	186	181	165
Income Taxes	143	120	101
Total Current Liabilities	1,221	1,289	1,277
Deferred Income Taxes	147	147	168
Long-term Debt	4,282	4,388	4,781
Long-term Operating Lease Liabilities	990	1,004	1,032
Other Long-term Liabilities	257	261	275
Shareholders’ Equity (Deficit):
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	—	—	—
Common Stock - $0.50 par value; 1,000 shares authorized; 238, 240 and 244 shares issued; 223, 225 and 229 shares outstanding, respectively	119	120	122
Paid-in Capital	841	838	818
Accumulated Other Comprehensive Income	74	75	77
Retained Earnings (Accumulated Deficit)	(1,889)	(1,838)	(2,366)
Less: Treasury Stock, at Average Cost; 15, 15 and 15 shares, respectively	(822)	(822)	(822)
Total Shareholders’ Equity (Deficit)	(1,677)	(1,627)	(2,171)
Noncontrolling Interest	1	1	1
Total Equity (Deficit)	(1,676)	(1,626)	(2,170)
Total Liabilities and Equity (Deficit)	$5,221	$5,463	$5,363

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions, except per share amounts)
(Unaudited)

First Quarter 2024

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, February 3, 2024	225	$120	$838	$75	$(1,838)	$(822)	$1	$(1,626)
Net Income	—	—	—	—	87	—	—	87
Other Comprehensive Loss	—	—	—	(1)	—	—	—	(1)
Total Comprehensive Income	—	—	—	(1)	87	—	—	86
Cash Dividends ($0.20 per share)	—	—	—	—	(45)	—	—	(45)
Repurchases of Common Stock	(2)	—	—	—	—	(99)	—	(99)
Treasury Share Retirement	—	(1)	(5)	—	(93)	99	—	—
Share-based Compensation and Other	—	—	8	—	—	—	—	8
Balance, May 4, 2024	223	$119	$841	$74	$(1,889)	$(822)	$1	$(1,676)

First Quarter 2023

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, January 28, 2023	229	$122	$817	$78	$(2,401)	$(822)	$1	$(2,205)
Net Income	—	—	—	—	81	—	—	81
Other Comprehensive Loss	—	—	—	(1)	—	—	—	(1)
Total Comprehensive Income	—	—	—	(1)	81	—	—	80
Cash Dividends ($0.20 per share)	—	—	—	—	(46)	—	—	(46)
Share-based Compensation and Other	—	—	1	—	—	—	—	1
Balance, April 29, 2023	229	$122	$818	$77	$(2,366)	$(822)	$1	$(2,170)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	First Quarter
	2024	2023
Operating Activities:
Net Income	$87	$81
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation of Long-lived Assets	71	63
Share-based Compensation Expense	12	7
Loss (Gain) on Extinguishment of Debt	1	(7)
Changes in Assets and Liabilities:
Accounts Receivable	103	81
Inventories	(105)	(63)
Accounts Payable, Accrued Expenses and Other	(101)	(113)
Income Taxes Payable	25	23
Other Assets and Liabilities	(17)	(28)
Net Cash Provided by Operating Activities	76	44
Investing Activities:
Capital Expenditures	(46)	(93)
Other Investing Activities	—	(1)
Net Cash Used for Investing Activities	(46)	(94)
Financing Activities:
Payments for Long-term Debt	(110)	(74)
Repurchases of Common Stock	(96)	—
Dividends Paid	(45)	(46)
Tax Payments Related to Share-based Awards	(7)	(8)
Other Financing Activities	(1)	(7)
Net Cash Used for Financing Activities	(259)	(135)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	(1)
Net Decrease in Cash and Cash Equivalents	(229)	(186)
Cash and Cash Equivalents, Beginning of Year	1,084	1,232
Cash and Cash Equivalents, End of Period	$855	$1,046

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
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “first quarter of 2024” and “first quarter of 2023” refer to the thirteen-week periods ended May 4, 2024 and April 29, 2023, respectively.
Basis of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company accounts for investments in unconsolidated entities where it exercises significant influence, but does not have control, using the equity method.
Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended May 4, 2024 and April 29, 2023 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2023 Annual Report on Form 10-K.
In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments that are of a normal recurring nature and necessary for a fair presentation of the results for the interim periods.
Seasonality of Business
The Company’s operations are seasonal in nature and consist of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). Historically, the Company’s sales are highest during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Due to the seasonal variations in the retail industry, the results of operations for the interim periods are not necessarily indicative of the results expected for the full fiscal year.
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

Easton Investments
The Company has land and other investments in Easton, a planned community in Columbus, Ohio, that integrates office, hotel, retail, residential and recreational space. These investments, totaling $121 million as of May 4, 2024, $120 million as of February 3, 2024 and $126 million as of April 29, 2023, are recorded in Other Assets on the Consolidated Balance Sheets.
As of May 4, 2024, the Company’s Easton investments included equity interests in Easton Town Center, LLC (“ETC”) and Easton Gateway, LLC (“EG”), entities that own and develop commercial entertainment and shopping centers. On May 10, 2024, the Company sold its entire interest in the business associated with EG and received cash proceeds of $23 million at closing (the “EG Transaction”).
The Company’s investment in ETC is accounted for using the equity method of accounting. The Company has a majority financial interest in ETC, but an unaffiliated member manages it, and certain significant decisions regarding ETC require the consent of unaffiliated members in addition to the Company. Prior to the closing of the EG Transaction, the Company also accounted for its investment in EG using the equity method of accounting.
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

2. Revenue Recognition
Accounts receivable, net from revenue-generating activities were $74 million as of May 4, 2024, $84 million as of February 3, 2024 and $79 million as of April 29, 2023. These accounts receivable primarily relate to amounts due from the Company’s franchise, license and wholesale partners. Under these arrangements, payment terms are typically 45 to 75 days.
The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty points and rewards and direct channel shipments, which are all impacted by seasonal and holiday-related sales patterns. Deferred revenue, which is recorded within Accrued Expenses and Other on the Consolidated Balance Sheets, was $178 million as of May 4, 2024, $198 million as of February 3, 2024 and $171 million as of April 29, 2023. The Company recognized $71 million as revenue during the first quarter of 2024 from amounts recorded as deferred revenue at the beginning of the Company’s fiscal year.

The following table provides a disaggregation of Net Sales for the first quarters of 2024 and 2023:

	First Quarter
	2024	2023
	(in millions)
Stores - U.S. and Canada (a)	$1,065	$1,034
Direct - U.S. and Canada	261	280
International (b)	58	82
Total Net Sales	$1,384	$1,396
_______________
(a)Results include fulfilled buy online-pick up in store orders.
(b)Results include royalties associated with franchised stores and wholesale sales.
The Company’s net sales outside of the U.S. include sales from Company-operated stores and its e-commerce site in Canada, royalties associated with franchised stores and wholesale sales. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s net sales outside of the U.S. totaled $126 million and $145 million for the first quarters of 2024 and 2023, respectively.
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
The following table provides the weighted-average shares utilized for the calculation of Net Income per Basic and Diluted Share for the first quarters of 2024 and 2023:

	First Quarter
	2024	2023
	(in millions)
Common Shares	240	244
Treasury Shares	(15)	(15)
Basic Shares	225	229
Effect of Dilutive Awards	1	1
Diluted Shares	226	230
Anti-dilutive Awards (a)	1	1
 _______________
(a)These awards were excluded from the calculation of Net Income per Diluted Share because their inclusion would have been anti-dilutive.
Common Stock Repurchases
2022 Share Repurchase Program
In February 2022, the Company’s Board of Directors (the “Board”) authorized a $1.5 billion share repurchase program (the “February 2022 Program”). The Company did not repurchase any shares of its common stock under the February 2022 Program during the first quarter of 2023.
Under the February 2022 Program, the Company repurchased the following shares of its common stock during the first quarter of 2024:

Repurchase Program	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in thousands)	(in millions)
February 2022	842	$39	$46.08
The February 2022 Program had no remaining authority as of May 4, 2024. There were share repurchases of $1 million reflected in Accounts Payable on the February 3, 2024 Consolidated Balance Sheet.

2024 Share Repurchase Program
In January 2024, the Board authorized a new $500 million share repurchase program (the “January 2024 Program”). Under the January 2024 Program, the Company repurchased the following shares of its common stock during the first quarter of 2024:

Repurchase Program	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in thousands)	(in millions)
January 2024	1,329	$60	$45.32
The January 2024 Program had $440 million of remaining authority as of May 4, 2024. There were share repurchases of $5 million reflected in Accounts Payable on the May 4, 2024 Consolidated Balance Sheet.
Common Stock Retirement
Shares of common stock repurchased under the February 2022 and January 2024 Programs are retired and cancelled upon repurchase. As a result, the Company retired the 2.171 million shares repurchased during the first quarter of 2024, which resulted in reductions of $1 million in the par value of Common Stock, $5 million in Paid-in Capital and $93 million in Retained Earnings (Accumulated Deficit).
Dividends
The Company paid the following dividends during the first quarters of 2024 and 2023:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2024
First Quarter	$0.20	$45
2023
First Quarter	$0.20	$46
In May 2024, the Company declared its second quarter 2024 ordinary dividend of $0.20 per share payable on June 21, 2024 to stockholders of record at the close of business on June 7, 2024.
4. Inventories
The following table provides details of Inventories as of May 4, 2024, February 3, 2024 and April 29, 2023:

	May 4, 2024	February 3, 2024	April 29, 2023
	(in millions)
Finished Goods Merchandise	$673	$558	$611
Raw Materials and Merchandise Components	141	152	160
Total Inventories	$814	$710	$771
Inventories are principally valued at the lower of cost or net realizable value, on an average cost basis.
5. Long-lived Assets
The following table provides details of Property and Equipment, Net as of May 4, 2024, February 3, 2024 and April 29, 2023:

	May 4, 2024	February 3, 2024	April 29, 2023
	(in millions)
Property and Equipment, at Cost	$3,129	$3,123	$2,993
Accumulated Depreciation and Amortization	(1,946)	(1,903)	(1,770)
Property and Equipment, Net	$1,183	$1,220	$1,223
Depreciation expense was $71 million and $63 million for the first quarters of 2024 and 2023, respectively.
6. Income Taxes
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events.

For the first quarter of 2024, the Company’s effective tax rate was 26.8% compared to 27.7% in the first quarter of 2023. The 2024 and 2023 first quarter rates are higher than the Company’s combined estimated federal and state statutory rates primarily due to accrued interest expense related to unrecognized tax benefits.
Income taxes paid were $6 million and $7 million for the first quarters of 2024 and 2023, respectively.
7. Long-term Debt and Borrowing Facility
The following table provides the Company’s outstanding Long-term Debt balance, net of unamortized debt issuance costs and discounts, as of May 4, 2024, February 3, 2024 and April 29, 2023:

	May 4, 2024	February 3, 2024	April 29, 2023
	(in millions)
Senior Debt with Subsidiary Guarantee
$314 million, 9.375% Fixed Interest Rate Notes due July 2025 (“2025 Notes”)	$313	$313	$312
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	287	287	284
$451 million, 5.250% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	450	460	498
$493 million, 7.500% Fixed Interest Rate Notes due June 2029 (“2029 Notes”)	485	492	491
$900 million, 6.625% Fixed Interest Rate Notes due October 2030 (“2030 Notes”)	893	930	990
$806 million, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	800	806	979
$575 million, 6.750% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	571	608	638
Total Senior Debt with Subsidiary Guarantee	3,799	3,896	4,192
Senior Debt
$284 million, 6.950% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	283	293	346
$201 million, 7.600% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	200	199	243
Total Senior Debt	483	492	589
Total Long-term Debt	$4,282	$4,388	$4,781
Repurchases of Notes
During the first quarter of 2024, the Company repurchased in the open market and extinguished $109 million principal amount of its outstanding senior notes. The aggregate repurchase price for these notes was $110 million, resulting in a pre-tax loss of $1 million, including the write-off of unamortized issuance costs. This loss is included in Other Income in the first quarter of 2024 Consolidated Statement of Income.
During the first quarter of 2023, the Company repurchased in the open market and extinguished $84 million principal amount of its outstanding senior notes. The aggregate repurchase price for these notes was $76 million, resulting in a pre-tax gain of $7 million, including the write-off of unamortized issuance costs. This gain is included in Other Income in the first quarter of 2023 Consolidated Statement of Income. There were $2 million of repurchases reflected in Accounts Payable on the April 29, 2023 Consolidated Balance Sheet.
The following table provides details of the outstanding principal amount of senior notes repurchased and extinguished during the first quarters of 2024 and 2023:

	First Quarter
	2024	2023
	(in millions)
2025 Notes	$—	$6
2028 Notes	10	—
2029 Notes	7	—
2030 Notes	38	2
2033 Notes	10	3
2035 Notes	6	14
2036 Notes	38	57
2037 Notes	—	2
Total	$109	$84

Asset-backed Revolving Credit Facility
The Company and certain of the Company’s 100% owned subsidiaries guarantee and pledge collateral to secure an asset-backed revolving credit facility (“ABL Facility”). The ABL Facility, which allows borrowings and letters of credit in U.S. dollars or Canadian dollars, has aggregate commitments of $750 million and an expiration date in August 2026.
Availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on the Company’s eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time the outstanding amount under the ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitment, the Company is required to repay the outstanding amounts under the ABL Facility to the extent of such excess. As of May 4, 2024, the Company’s borrowing base was $656 million, and it had no borrowings outstanding under the ABL Facility.
The ABL Facility supports the Company’s letter of credit program. The Company had $10 million of outstanding letters of credit as of May 4, 2024 that reduced its availability under the ABL Facility. As of May 4, 2024, the Company’s availability under the ABL Facility was $646 million.
As of May 4, 2024, the ABL Facility fees related to committed and unutilized amounts were 0.30% per annum, and the fees related to outstanding letters of credit were 1.25% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was the term Secured Overnight Financing Rate plus 1.25% and a credit spread adjustment of 0.10% per annum. The interest rate on Canadian dollar-denominated borrowings is presently set to the Canadian Dollar Offered Rate plus 1.25% per annum. Due to the phase-out of the Canadian Dollar Offered Rate, Canadian dollar-denominated borrowings outstanding on or after June 30, 2024 will accrue at the Canadian Prime Rate plus 0.25% per annum.
The ABL Facility requires the Company to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (i) $70 million or (ii) 10% of the maximum borrowing amount. As of May 4, 2024, the Company was not required to maintain this ratio.
8. Fair Value Measurements
Cash and Cash Equivalents include cash on hand, deposits with financial institutions and highly liquid investments with original maturities of less than 90 days. The Company’s Cash and Cash Equivalents are considered Level 1 fair value measurements as they are valued using unadjusted quoted prices in active markets for identical assets.
The following table provides a summary of the principal value and estimated fair value of the Company’s outstanding Long-term Debt as of May 4, 2024, February 3, 2024 and April 29, 2023:

	May 4, 2024	February 3, 2024	April 29, 2023
	(in millions)
Principal Value	$4,321	$4,430	$4,831
Fair Value, Estimated (a)	4,351	4,456	4,589
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
Lease Guarantees
In connection with the spin-off of Victoria’s Secret & Co. and the disposal of a certain other business, the Company had remaining contingent obligations of $258 million as of May 4, 2024 related to lease payments under the current terms of noncancelable leases, primarily related to office space, expiring at various dates through 2037. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of these businesses. The Company’s reserves related to these obligations were not significant for any period presented.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Bath & Body Works, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheets of Bath & Body Works, Inc. (the Company) as of May 4, 2024 and April 29, 2023, the related consolidated statements of income, comprehensive income, total equity (deficit), and cash flows for the thirteen-week periods ended May 4, 2024 and April 29, 2023, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of February 3, 2024, and the related consolidated statements of income, comprehensive income, total equity (deficit), and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated March 22, 2024, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 3, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
June 4, 2024

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
•disruption due to labor disputes; or
•changing expectations regarding product safety due to new legislation;
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
We are not under any obligation and do not intend to make publicly available any update or other revisions to any of the forward-looking statements contained in this report to reflect circumstances existing after the date of this report or to reflect the occurrence of future events even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Additional information regarding these and other factors can be found in Item 1A. Risk Factors in our 2023 Annual Report on Form 10-K.
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
Executive Overview
In the first quarter of 2024, consolidated Net Sales were $1.384 billion, which decreased $12 million, or 0.9%, compared to the first quarter of 2023. The decline was primarily driven by a decline in International wholesale Net Sales. North American Net Sales benefited by approximately 200 basis points from the shifted fiscal calendar resulting from the 53rd week in fiscal 2023 offset by a decrease in average dollar sale as we continue to see customers carefully manage their spending. Our first quarter Operating Income was $187 million, which increased $6 million, or 4%, compared to the first quarter of 2023, and our Operating Income rate (expressed as a percentage of Net Sales) increased to 13.5% from 12.9%. The improvements in Operating Income were driven by improvement in the merchandise margin rate, partially offset by increases in General, Administrative and Store Operating Expense dollars and rate.
For additional information related to our first quarter 2024 financial performance, see “Results of Operations.”
Cost Optimization
We are enhancing our operations and efficiency by targeting an aggregate of $250 million of planned annual cost savings across both Gross Profit and General, Administrative and Store Operating Expenses. We delivered approximately $150 million of annual cost reductions as part of this initiative in fiscal 2023, and continue to expect approximately $100 million in additional annual cost savings in fiscal 2024. Our cost optimization work delivered approximately $40 million in annual cost savings in the first quarter of 2024.
Outlook
We anticipate continuing macroeconomic pressures as well as continuing post-pandemic normalization of candles and sanitizers in fiscal 2024. We expect the normalization to moderate as we move through the year. We plan to deliver growth from our core categories, supported by newness and seasonal storytelling and continued focus on our new category adjacencies, including men’s, hair, lip, and laundry, to reach new customers. We are also focused on the acquisition of more loyal and engaged customers driven by enhanced loyalty capabilities and personalized digital experiences supported by our technology and marketing investments. We expect that our technology investments will be comparable to fiscal 2023, albeit shifting from investments that in 2023 were primarily focused on information technology (“IT”) separation to investments to enhance our omnichannel capabilities and support the growth and profitability of our business, while also enhancing the security of, and otherwise reducing risks associated with, our IT systems.
In 2024, we expect the merchandise margin rate to improve compared to 2023, driven by anticipated modest average unit retail expansion and product cost declines. The lower product costs reflect the expected benefits of our strategic initiatives and continued deflation but are expected to be partially offset by reinvestment into product restages, reformulations and innovation. We expect Buying and Occupancy Expenses to deleverage compared to 2023, driven by continued investments into our store real estate. General, Administrative and Store Operating Expenses are expected to deleverage compared to 2023, primarily driven by the higher marketing investments as well as wage inflation, both of which we expect will be partially offset by the cost optimization initiatives discussed above.

Adjusted Financial Information
In addition to our results provided in accordance with GAAP above and throughout this Quarterly Report on Form 10-Q, provided below are non-GAAP measures that present Net Income and Net Income Per Diluted Share for the first quarter of 2023 on an adjusted basis to remove a certain special item. We believe that this special item is not indicative of our operations due to its size and nature. We did not make any adjustments to our reported results in the first quarter of 2024.
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
The table below reconciles our GAAP financial measures to our non-GAAP financial measures:

(in millions, except per share amounts)	First Quarter
	2024	2023
Reconciliation of Reported Net Income to Adjusted Net Income
Reported Net Income	$87	$81
Gain on Extinguishment of Debt (a)	—	(7)
Tax Effect of Gain on Extinguishment of Debt (a)	—	2
Adjusted Net Income	$87	$76

Reconciliation of Reported Net Income Per Diluted Share to Adjusted Net Income Per Diluted Share
Reported Net Income Per Diluted Share	$0.38	$0.35
Gain on Extinguishment of Debt (a)	—	(0.03)
Tax Effect of Gain on Extinguishment of Debt (a)	—	0.01
Adjusted Net Income Per Diluted Share	$0.38	$0.33
 ________________
(a)In the first quarter of 2023, we recognized a pre-tax gain of $7 million (after-tax gain of $5 million), related to the repurchase and extinguishment of outstanding notes. For additional information, see Note 7, “Long-term Debt and Borrowing Facility” included in Part I, Item 1. Financial Statements.
Company-operated Store Data
The following table compares Company-operated U.S. store data for the first quarters of 2024 and 2023:

	First Quarter
	2024	2023	% Change
Sales per Average Selling Square Foot (a)	$204	$207	(1%)
Sales per Average Store (in thousands) (a)	$577	$576	—%
Average Store Size (selling square feet)	2,831	2,789	2%
Total Selling Square Feet (in thousands)	4,937	4,744	4%
 ________________
(a)Sales per average selling square foot and sales per average store, which are indicators of store productivity, are calculated based on store sales for the period divided by the average, including the beginning and end of period, of total selling square footage and store count, respectively.
The following table represents Company-operated store data for the first quarter of 2024:

	Stores			Stores
	February 3, 2024	Opened	Closed	May 4, 2024
United States	1,739	16	(11)	1,744
Canada	111	—	—	111
Total	1,850	16	(11)	1,855

Partner-operated Store Data
The following table represents Partner-operated store data for the first quarter of 2024:

	Stores			Stores
	February 3, 2024	Opened	Closed	May 4, 2024
International	454	12	(11)	455
International - Travel Retail	31	—	—	31
Total International	485	12	(11)	486
Results of Operations
First Quarter of 2024 Compared to First Quarter of 2023
Net Sales
The following table provides Net Sales for the first quarter of 2024 in comparison to the first quarter of 2023:

	2024	2023	% Change
	(in millions)
Stores - U.S. and Canada (a)	$1,065	$1,034	3.0%
Direct - U.S. and Canada	261	280	(6.8%)
International (b)	58	82	(29.3%)
Total Net Sales	$1,384	$1,396	(0.9%)
 _______________
(a)Results include fulfilled buy online-pick up in store (“BOPIS”) orders.
(b)Results include royalties associated with franchised stores and wholesale sales.
For the first quarter of 2024, Net Sales decreased $12 million, to $1.384 billion, compared to the first quarter of 2023. The decline was primarily due to International Net Sales, which decreased $24 million or 29.3%, driven by a decline in wholesale shipments to our franchise partners, primarily in the Middle East, as they continue to manage their inventory levels. North American Net Sales benefited by approximately 200 basis points from the shifted fiscal calendar resulting from the 53rd week in fiscal 2023, which was offset by a decrease in average dollar sale as we continue to see customers carefully manage their spending.
Direct Net Sales decreased $19 million, or 6.8%, due to a decline in fulfilled orders, which was partially due to our customers continuing to select our BOPIS option (which is recognized as store Net Sales). We completed our rollout of BOPIS capabilities to our U.S. stores in the first quarter of 2023. Net Sales increased in the stores channel by $31 million, or 3.0%, primarily due to new store growth, an increase in BOPIS orders, and the benefit of the shifted fiscal calendar, partially offset by the decline in average dollar sale.
Gross Profit
For the first quarter of 2024, our Gross Profit increased $10 million to $606 million, and our Gross Profit rate (expressed as a percentage of Net Sales) increased to 43.8% from 42.7% in the first quarter of 2023. Gross Profit dollars and rate increased primarily due to an increase in merchandise margin rate, which increased approximately 110 basis points driven by a lower mix of International Net Sales and lower transportation costs, partially offset by a modest decline in average unit retails as we leveraged promotions to help drive traffic, primarily in the first half of the first quarter.
General, Administrative and Store Operating Expenses
The following table provides detail for our General, Administrative and Store Operating Expenses for the first quarter of 2024 compared to the first quarter of 2023:

	2024		2023		Change
	(in millions)	% of Net Sales	(in millions)	% of Net Sales	(in millions)	% of Net Sales
Selling Expenses	$247	17.8%	$243	17.4%	$4	0.4%
Home Office and Marketing Expenses	172	12.5%	172	12.3%	—	0.2%
Total	$419	30.3%	$415	29.7%	$4	0.6%
For the first quarter of 2024, our General, Administrative and Store Operating Expenses increased $4 million to $419 million, and the rate (expressed as a percentage of Net Sales) increased to 30.3% from 29.7% in the first quarter of 2023. Our Selling Expenses increased primarily due to increases in associate wages and BOPIS fees, partially offset by the benefits of our cost optimization work. Increases in marketing expenses, primarily due to additional spend to drive customer acquisition, were offset by decreases in home office expenses, primarily due to discrete corporate expenses in the prior year.

The General, Administrative and Store Operating Expense rate increased primarily due our investments in marketing and the increase in associate wages, partially offset by the benefits of our cost optimization work and lapping discrete corporate expenses from prior year.
Other Income and Expenses
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the first quarters of 2024 and 2023:

	2024	2023
Average daily borrowings (in millions)	$4,386	$4,896
Average borrowing rate	7.3%	7.3%
For the first quarter of 2024, our Interest Expense was $82 million, compared to $89 million in the first quarter of 2023. The decrease was due to lower average daily borrowings, which were driven by the repurchase and early extinguishment of outstanding notes.
Other Income
For the first quarter of 2024, our Other Income was $13 million, compared to $20 million in the first quarter of 2023. The decrease was primarily due to the recognition of a $1 million pre-tax loss on extinguishment of debt in the first quarter of 2024 compared to a $7 million pre-tax gain on extinguishment of debt in the first quarter of 2023.
Provision for Income Taxes
For the first quarter of 2024, our effective tax rate was 26.8% compared to 27.7% in the first quarter of 2023. The 2024 and 2023 first quarter rates were higher than our combined estimated federal and state statutory rates primarily due to accrued interest expense related to unrecognized tax benefits.
FINANCIAL CONDITION
Liquidity and Capital Resources
Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements, future common stock and debt repurchases, and capital expenditures. Our cash provided from operations is impacted by our net income and working capital changes. Our net income is impacted by, among other things, sales volume, seasonal sales patterns, success of new product introductions and product and market expansions, profit margins, income taxes and inflationary pressures. Historically, our sales are highest during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the summer and fall months as inventory builds in anticipation of the holiday period. Our cash and cash equivalents held by foreign subsidiaries were $106 million as of May 4, 2024.
During the first quarter of 2024, we repurchased and extinguished $109 million principal amount of our outstanding senior notes for an aggregate price of $110 million. Additionally, we repurchased 2.171 million shares of our common stock for $99 million. We may, from time to time, repurchase, or otherwise retire, additional debt or shares of our common stock, as applicable.
We believe that our current cash position, our cash flow generated from operations and our borrowing capacity under our asset-backed revolving credit facility (“ABL Facility”) will be sufficient to meet our liquidity needs, including capital expenditure requirements, for at least the next twelve months.

Cash Flows
The following table provides a summary of our cash flow activity during the first quarters of 2024 and 2023:

	2024	2023
	(in millions)
Cash and Cash Equivalents, Beginning of Year	$1,084	$1,232
Net Cash Flows Provided by Operating Activities	76	44
Net Cash Flows Used for Investing Activities	(46)	(94)
Net Cash Flows Used for Financing Activities	(259)	(135)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	(1)
Net Decrease in Cash and Cash Equivalents	(229)	(186)
Cash and Cash Equivalents, End of Period	$855	$1,046
Operating Activities
Net cash provided by operating activities in the first quarter of 2024 was $76 million, including net income of $87 million. Net income included depreciation of $71 million and share-based compensation expense of $12 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal changes in Inventories, Accounts Receivable and Accounts Payable, Accrued Expenses and Other.
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
Investing Activities
Net cash used for investing activities in the first quarter of 2024 was $46 million related to capital expenditures. The capital expenditures included approximately $35 million related to new, primarily off-mall, stores and remodels of existing stores.
Net cash used for investing activities in the first quarter of 2023 was $94 million, primarily related to capital expenditures. The capital expenditures included approximately $40 million related to new, off-mall stores and remodels of existing stores, and approximately $35 million for various IT projects primarily supporting the separation of our IT systems from Victoria’s Secret’s systems.
In 2024, our top priority remains driving sustainable, long-term, profitable growth through investments in the business. To support this, we continue to plan for a total of $300 million to $325 million in capital expenditures during the year, and our priorities remain investments in brick-and-mortar stores and in technology.
Financing Activities
Net cash used for financing activities in the first quarter of 2024 was $259 million, primarily consisting of $110 million for open market debt repurchases, $96 million for share repurchases, dividend payments of $0.20 per share, or $45 million, and $7 million of tax payments related to share-based awards.
Net cash used for financing activities in the first quarter of 2023 was $135 million, primarily consisting of $74 million for open market debt repurchases, dividend payments of $0.20 per share, or $46 million, and $8 million of tax payments related to share-based awards.
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

Common Stock Repurchases
2022 Share Repurchase Program
In February 2022, our Board authorized a $1.5 billion share repurchase program (the “February 2022 Program”). We did not repurchase any shares of our common stock under the February 2022 Program during the first quarter of 2023.
Under the February 2022 Program, we repurchased the following shares of our common stock during the first quarter of 2024:

Repurchase Program	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in thousands)	(in millions)
February 2022	842	$39	$46.08
The February 2022 Program had no remaining authority as of May 4, 2024. There were share repurchases of $1 million reflected in Accounts Payable on the February 3, 2024 Consolidated Balance Sheet.
2024 Share Repurchase Program
In January 2024, our Board authorized a new $500 million share repurchase program (the “January 2024 Program”). Under the January 2024 Program, we repurchased the following shares of our common stock during the first quarter of 2024:

Repurchase Program	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in thousands)	(in millions)
January 2024	1,329	$60	$45.32
The January 2024 Program had $440 million of remaining authority as of May 4, 2024. There were share repurchases of $5 million reflected in Accounts Payable on the May 4, 2024 Consolidated Balance Sheet.
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
We paid the following dividends during the first quarters of 2024 and 2023:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2024
First Quarter	$0.20	$45
2023
First Quarter	$0.20	$46
In May 2024, we declared our second quarter 2024 ordinary dividend of $0.20 per share payable on June 21, 2024 to stockholders of record at the close of business on June 7, 2024.

Long-term Debt and Borrowing Facility
The following table provides our outstanding Long-term Debt balance, net of unamortized debt issuance costs and discounts, as of May 4, 2024, February 3, 2024 and April 29, 2023:

	May 4, 2024	February 3, 2024	April 29, 2023
	(in millions)
Senior Debt with Subsidiary Guarantee
$314 million, 9.375% Fixed Interest Rate Notes due July 2025 (“2025 Notes”)	$313	$313	$312
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	287	287	284
$451 million, 5.250% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	450	460	498
$493 million, 7.500% Fixed Interest Rate Notes due June 2029 (“2029 Notes”)	485	492	491
$900 million, 6.625% Fixed Interest Rate Notes due October 2030 (“2030 Notes”)	893	930	990
$806 million, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	800	806	979
$575 million, 6.750% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	571	608	638
Total Senior Debt with Subsidiary Guarantee	3,799	3,896	4,192
Senior Debt
$284 million, 6.950% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	283	293	346
$201 million, 7.600% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	200	199	243
Total Senior Debt	483	492	589
Total Long-term Debt	$4,282	$4,388	$4,781
Repurchases of Notes
During the first quarter of 2024, we repurchased in the open market and extinguished $109 million principal amount of our outstanding senior notes. The aggregate repurchase price for these notes was $110 million, resulting in a pre-tax loss of $1 million, including the write-off of unamortized issuance costs. This loss is included in Other Income in the first quarter of 2024 Consolidated Statement of Income.
During the first quarter of 2023, we repurchased in the open market and extinguished $84 million principal amount of our outstanding senior notes. The aggregate repurchase price for these notes was $76 million, resulting in a pre-tax gain of $7 million, including the write-off of unamortized issuance costs. This gain is included in Other Income in the first quarter of 2023 Consolidated Statement of Income. There were $2 million of repurchases reflected in Accounts Payable on the April 29, 2023 Consolidated Balance Sheet.
The following table provides details of the outstanding principal amount of senior notes repurchased and extinguished during the first quarters of 2024 and 2023:

	First Quarter
	2024	2023
	(in millions)
2025 Notes	$—	$6
2028 Notes	10	—
2029 Notes	7	—
2030 Notes	38	2
2033 Notes	10	3
2035 Notes	6	14
2036 Notes	38	57
2037 Notes	—	2
Total	$109	$84
Asset-backed Revolving Credit Facility
We and certain of our 100% owned subsidiaries guarantee and pledge collateral to secure the ABL Facility. The ABL Facility, which allows borrowings and letters of credit in U.S. dollars or Canadian dollars, has aggregate commitments of $750 million and an expiration date in August 2026.

Availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on our eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time the outstanding amount under the ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitment, we are required to repay the outstanding amounts under the ABL Facility to the extent of such excess. As of May 4, 2024, our borrowing base was $656 million, and we had no borrowings outstanding under the ABL Facility.
The ABL Facility supports our letter of credit program. We had $10 million of outstanding letters of credit as of May 4, 2024 that reduced our availability under the ABL Facility. As of May 4, 2024, our availability under the ABL Facility was $646 million.
As of May 4, 2024, the ABL Facility fees related to committed and unutilized amounts were 0.30% per annum, and the fees related to outstanding letters of credit were 1.25% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was the term Secured Overnight Financing Rate plus 1.25% and a credit spread adjustment of 0.10% per annum. The interest rate on Canadian dollar-denominated borrowings is presently set to the Canadian Dollar Offered Rate plus 1.25% per annum. Due to the phase-out of the Canadian Dollar Offered Rate, Canadian dollar-denominated borrowings outstanding on or after June 30, 2024 will accrue at the Canadian Prime Rate plus 0.25% per annum.
The ABL Facility requires us to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (i) $70 million or (ii) 10% of the maximum borrowing amount. As of May 4, 2024, we were not required to maintain this ratio.
Credit Ratings
The following table provides our credit ratings as of May 4, 2024:

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

SUMMARIZED BALANCE SHEETS	May 4, 2024	February 3, 2024
	(in millions)
ASSETS
Current Assets (a)	$2,326	$2,545
Noncurrent Assets	2,532	2,554

LIABILITIES
Current Liabilities (b)	$2,428	$2,935
Noncurrent Liabilities	5,530	5,650
 _______________
(a)Includes amounts due from non-Guarantor subsidiaries of $626 million and $622 million as of May 4, 2024 and February 3, 2024, respectively.
(b)Includes amounts due to non-Guarantor subsidiaries of $1.443 billion and $1.905 billion as of May 4, 2024 and February 3, 2024, respectively.

FIRST QUARTER OF 2024 SUMMARIZED STATEMENT OF INCOME	(in millions)
Net Sales (a)	$1,315
Gross Profit	564
Operating Income	173
Income Before Income Taxes	102
Net Income (b)	73
 _______________
(a)Includes net sales of $32 million to non-Guarantor subsidiaries.
(b)Includes a net loss of $1 million related to transactions with non-Guarantor subsidiaries.
Contingent Liabilities and Contractual Obligations
Lease Guarantees
In connection with the spin-off of Victoria’s Secret & Co. and the disposal of a certain other business, we had remaining contingent obligations of $258 million as of May 4, 2024 related to lease payments under the current terms of noncancelable leases, primarily related to office space, expiring at various dates through 2037. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of these businesses. Our reserves related to these obligations were not significant for any period presented.
Contractual Obligations
Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other long-term obligations. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. Other than the repurchase of $109 million principal amount of our outstanding senior notes during the first quarter of 2024, there have been no material changes in our contractual obligations subsequent to February 3, 2024, as discussed in “Contingent Liabilities and Contractual Obligations” in our 2023 Annual Report on Form 10-K. Certain of our contractual obligations may fluctuate during the normal course of business (primarily changes in our merchandise inventory-related purchase obligations which fluctuate throughout the year as a result of the seasonal nature of our business).
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
There have been no material changes to the critical accounting policies and estimates disclosed in our 2023 Annual Report on Form 10-K.
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
All of our Long-term Debt as of May 4, 2024 has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. Our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows.
Fair Value of Financial Instruments
The following table provides a summary of the principal value and estimated fair value of our outstanding Long-term Debt as of May 4, 2024, February 3, 2024 and April 29, 2023:

	May 4, 2024	February 3, 2024	April 29, 2023
	(in millions)
Principal Value	$4,321	$4,430	$4,831
Fair Value, Estimated (a)	4,351	4,456	4,589
 _______________

(a)    The estimated fair values are based on reported transaction prices and are not necessarily indicative of the amounts that we could realize in a current market exchange.
As of May 4, 2024, we believe that the carrying values of our Accounts Receivable, Accounts Payable and Accrued Expenses approximate their fair values because of their short maturities.
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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. RISK FACTORS
The risk factors that affect our business and financial results are discussed in Item 1A. Risk Factors in our 2023 Annual Report on Form 10-K. We wish to caution the reader that the risk factors discussed in Item 1A. Risk Factors in our 2023 Annual Report on Form 10-K and those described elsewhere in this report or other SEC filings could cause actual results to differ materially from those stated in any forward-looking statements.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the repurchases of our common stock during the first quarter of 2024:

Fiscal Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
February 2024	179	$44.27	175	$531,028
March 2024	1,031	46.31	890	489,580
April 2024	1,106	45.05	1,106	439,774
Total	2,316		2,171
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
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
None of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(c) of Regulation S-K) during the first quarter of 2024.

Item 6. EXHIBITS

Exhibits

10.1	Cash Incentive Compensation Performance Plan, incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended February 3, 2024.

15	Letter regarding Unaudited Interim Financial Information regarding Incorporation of Report of Independent Registered Public Accounting Firm.

22	List of Guarantor Subsidiaries.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BATH & BODY WORKS, INC.
(Registrant)
By:	/s/ EVA C. BORATTO
Eva C. Boratto Chief Financial Officer *
Date: June 4, 2024
*    Ms. Boratto is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.