Form 10-Q
period 2024-08-03
Bath & Body Works, Inc.
filed 2024-08-28
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2024
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
As of August 23, 2024, the number of outstanding shares of the Registrant’s common stock was 219,111,946 shares.

BATH & BODY WORKS, INC.

*
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “second quarter of 2024” and “second quarter of 2023” refer to the thirteen-week periods ended August 3, 2024 and July 29, 2023, respectively. “Year-to-date 2024” and “year-to-date 2023” refer to the twenty-six-week periods ended August 3, 2024 and July 29, 2023, respectively.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(Unaudited)

	Second Quarter		Year-to-Date
	2024	2023	2024	2023
Net Sales	$1,526	$1,559	$2,910	$2,955
Costs of Goods Sold, Buying and Occupancy	(900)	(937)	(1,677)	(1,737)
Gross Profit	626	622	1,233	1,218
General, Administrative and Store Operating Expenses	(443)	(434)	(863)	(849)
Operating Income	183	188	370	369
Interest Expense	(77)	(86)	(159)	(175)
Other Income	47	25	61	45
Income Before Income Taxes	153	127	272	239
Provision for Income Taxes	1	28	33	59
Net Income	$152	$99	$239	$180
Net Income per Basic Share	$0.68	$0.43	$1.07	$0.79
Net Income per Diluted Share	$0.68	$0.43	$1.06	$0.78
BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Second Quarter		Year-to-Date
	2024	2023	2024	2023
Net Income	$152	$99	$239	$180
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(1)	2	(3)	—
Unrealized Gain (Loss) on Cash Flow Hedges	1	(1)	2	—
Reclassification of Cash Flow Hedges to Earnings	—	(1)	—	(1)
Total Other Comprehensive Income (Loss), Net of Tax	—	—	(1)	(1)
Total Comprehensive Income	$152	$99	$238	$179

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value amounts)

	August 3, 2024	February 3, 2024	July 29, 2023
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$514	$1,084	$790
Accounts Receivable, Net	146	224	153
Inventories	863	710	818
Other	143	97	132
Total Current Assets	1,666	2,115	1,893
Property and Equipment, Net	1,166	1,220	1,236
Operating Lease Assets	1,043	1,056	1,080
Goodwill	628	628	628
Trade Name	165	165	165
Deferred Income Taxes	143	144	38
Other Assets	137	135	155
Total Assets	$4,948	$5,463	$5,195
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$411	$380	$508
Accrued Expenses and Other	526	608	518
Current Debt	313	—	—
Current Operating Lease Liabilities	186	181	187
Income Taxes	61	120	—
Total Current Liabilities	1,497	1,289	1,213
Deferred Income Taxes	45	147	168
Long-term Debt	3,881	4,388	4,668
Long-term Operating Lease Liabilities	984	1,004	1,036
Other Long-term Liabilities	259	261	264
Shareholders’ Equity (Deficit):
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	—	—	—
Common Stock - $0.50 par value; 1,000 shares authorized; 235, 240 and 243 shares issued; 220, 225 and 228 shares outstanding, respectively	117	120	121
Paid-in Capital	830	838	827
Accumulated Other Comprehensive Income	74	75	77
Retained Earnings (Accumulated Deficit)	(1,918)	(1,838)	(2,358)
Less: Treasury Stock, at Average Cost; 15, 15 and 15 shares, respectively	(822)	(822)	(822)
Total Shareholders’ Equity (Deficit)	(1,719)	(1,627)	(2,155)
Noncontrolling Interest	1	1	1
Total Equity (Deficit)	(1,718)	(1,626)	(2,154)
Total Liabilities and Equity (Deficit)	$4,948	$5,463	$5,195

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions, except per share amounts)
(Unaudited)

Second Quarter 2024

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, May 4, 2024	223	$119	$841	$74	$(1,889)	$(822)	$1	$(1,676)
Net Income	—	—	—	—	152	—	—	152
Other Comprehensive Income	—	—	—	—	—	—	—	—
Total Comprehensive Income	—	—	—	—	152	—	—	152
Cash Dividends ($0.20 per share)	—	—	—	—	(45)	—	—	(45)
Repurchases of Common Stock	(4)	—	—	—	—	(150)	—	(150)
Treasury Share Retirement	—	(2)	(12)	—	(136)	150	—	—
Share-based Compensation and Other	1	—	1	—	—	—	—	1
Balance, August 3, 2024	220	$117	$830	$74	$(1,918)	$(822)	$1	$(1,718)

Second Quarter 2023

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, April 29, 2023	229	$122	$818	$77	$(2,366)	$(822)	$1	$(2,170)
Net Income	—	—	—	—	99	—	—	99
Other Comprehensive Income	—	—	—	—	—	—	—	—
Total Comprehensive Income	—	—	—	—	99	—	—	99
Cash Dividends ($0.20 per share)	—	—	—	—	(46)	—	—	(46)
Repurchases of Common Stock	(1)	—	—	—	—	(50)	—	(50)
Treasury Share Retirement	—	(1)	(4)	—	(45)	50	—	—
Share-based Compensation and Other	—	—	13	—	—	—	—	13
Balance, July 29, 2023	228	$121	$827	$77	$(2,358)	$(822)	$1	$(2,154)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions, except per share amounts)
(Unaudited)

Year-to-Date 2024

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, February 3, 2024	225	$120	$838	$75	$(1,838)	$(822)	$1	$(1,626)
Net Income	—	—	—	—	239	—	—	239
Other Comprehensive Loss	—	—	—	(1)	—	—	—	(1)
Total Comprehensive Income	—	—	—	(1)	239	—	—	238
Cash Dividends ($0.40 per share)	—	—	—	—	(90)	—	—	(90)
Repurchases of Common Stock	(6)	—	—	—	—	(249)	—	(249)
Treasury Share Retirement	—	(3)	(17)	—	(229)	249	—	—
Share-based Compensation and Other	1	—	9	—	—	—	—	9
Balance, August 3, 2024	220	$117	$830	$74	$(1,918)	$(822)	$1	$(1,718)

Year-to-Date 2023

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, January 28, 2023	229	$122	$817	$78	$(2,401)	$(822)	$1	$(2,205)
Net Income	—	—	—	—	180	—	—	180
Other Comprehensive Loss	—	—	—	(1)	—	—	—	(1)
Total Comprehensive Income	—	—	—	(1)	180	—	—	179
Cash Dividends ($0.40 per share)	—	—	—	—	(92)	—	—	(92)
Repurchases of Common Stock	(1)	—	—	—	—	(50)	—	(50)
Treasury Share Retirement	—	(1)	(4)	—	(45)	50	—	—
Share-based Compensation and Other	—	—	14	—	—	—	—	14
Balance, July 29, 2023	228	$121	$827	$77	$(2,358)	$(822)	$1	$(2,154)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date
	2024	2023
Operating Activities:
Net Income	$239	$180
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation of Long-lived Assets	142	129
Share-based Compensation Expense	22	18
Gain on Sales of Easton Investments	(39)	—
Loss (Gain) on Extinguishment of Debt	3	(16)
Deferred Income Taxes	(102)	—
Changes in Assets and Liabilities:
Accounts Receivable	78	74
Inventories	(154)	(109)
Accounts Payable, Accrued Expenses and Other	(67)	(87)
Income Taxes Payable	(79)	(107)
Other Assets and Liabilities	(13)	(5)
Net Cash Provided by Operating Activities	30	77
Investing Activities:
Capital Expenditures	(101)	(178)
Proceeds from Sales of Easton Investments	50	—
Other Investing Activities	11	2
Net Cash Used for Investing Activities	(40)	(176)
Financing Activities:
Payments for Long-term Debt	(202)	(182)
Repurchases of Common Stock	(248)	(48)
Dividends Paid	(90)	(92)
Tax Payments Related to Share-based Awards	(15)	(9)
Other Financing Activities	(5)	(12)
Net Cash Used for Financing Activities	(560)	(343)
Net Decrease in Cash and Cash Equivalents	(570)	(442)
Cash and Cash Equivalents, Beginning of Year	1,084	1,232
Cash and Cash Equivalents, End of Period	$514	$790

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
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “second quarter of 2024” and “second quarter of 2023” refer to the thirteen-week periods ended August 3, 2024 and July 29, 2023, respectively. “Year-to-date 2024” and “year-to-date 2023” refer to the twenty-six-week periods ended August 3, 2024 and July 29, 2023, respectively.
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
Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended August 3, 2024 and July 29, 2023 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2023 Annual Report on Form 10-K.
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
Easton Investments
The Company has land and other investments in Easton, a planned community in Columbus, Ohio, that integrates office, hotel, retail, residential and recreational space. These investments, totaling $121 million as of August 3, 2024, $120 million as of February 3, 2024 and $127 million as of July 29, 2023, are recorded in Other Assets on the Consolidated Balance Sheets.
Previously included in the Company’s Easton investments were equity interests in Easton Town Center, LLC (“ETC”) and Easton Gateway, LLC (“EG”), entities that own and develop commercial entertainment and shopping centers. The Company’s investments in ETC and EG were accounted for using the equity method of accounting. On May 10, 2024, the Company sold its entire interest in the business associated with EG, and on August 1, 2024, the Company sold its entire interest in ETC. The Company received aggregate cash proceeds of $50 million at the closing of these sales, and recognized a pre-tax gain of $39 million, which is included in Other Income in the 2024 Consolidated Statements of Income.
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

2. Revenue Recognition
Accounts receivable, net from revenue-generating activities were $87 million as of August 3, 2024, $84 million as of February 3, 2024 and $78 million as of July 29, 2023. These accounts receivable primarily relate to amounts due from the Company’s franchise, license and wholesale partners. Under these arrangements, payment terms are typically 45 to 75 days.
The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty points and rewards and direct channel shipments, which are all impacted by seasonal and holiday-related sales patterns. Deferred revenue, which is recorded within Accrued Expenses and Other on the Consolidated Balance Sheets, was $166 million as of August 3, 2024, $198 million as of February 3, 2024 and $161 million as of July 29, 2023. The Company recognized $98 million as revenue year-to-date 2024 from amounts recorded as deferred revenue at the beginning of the Company’s fiscal year.
The following table provides a disaggregation of Net Sales for the second quarters of and year-to-date 2024 and 2023:

	Second Quarter		Year-to-Date
	2024	2023	2024	2023
	(in millions)
Stores - U.S. and Canada (a)	$1,140	$1,144	$2,205	$2,177
Direct - U.S. and Canada	297	329	558	609
International (b)	89	86	147	169
Total Net Sales	$1,526	$1,559	$2,910	$2,955
_______________
(a)Results include fulfilled buy online-pick up in store orders.

(b)Results include royalties associated with franchised stores and wholesale sales.
The Company’s Net Sales outside of the U.S. include sales from Company-operated stores and its e-commerce site in Canada, royalties associated with franchised stores and wholesale sales. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s Net Sales outside of the U.S. totaled $164 million and $163 million for the second quarters of 2024 and 2023, respectively and $289 million and $307 million for year-to-date 2024 and 2023, respectively.
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
The following table provides the weighted-average shares utilized for the calculation of Net Income per Basic and Diluted Share for the second quarters of and year-to-date 2024 and 2023:

	Second Quarter		Year-to-Date
	2024	2023	2024	2023
	(in millions)
Common Shares	237	243	239	244
Treasury Shares	(15)	(15)	(15)	(15)
Basic Shares	222	228	224	229
Effect of Dilutive Awards	1	1	1	1
Diluted Shares	223	229	225	230
Anti-dilutive Awards (a)	—	—	1	1
 _______________
(a)These awards were excluded from the calculation of Net Income per Diluted Share because their inclusion would have been anti-dilutive.
Common Stock Repurchases
2022 Share Repurchase Program
In February 2022, the Company’s Board of Directors (the “Board”) authorized a $1.5 billion share repurchase program (the “February 2022 Program”). Under the February 2022 Program, the Company repurchased the following shares of its common stock during year-to-date 2024 and 2023:

Repurchase Program	Shares Repurchased		Amount Repurchased		Average Stock Price
	2024	2023	2024	2023	2024	2023
	(in thousands)		(in millions)
February 2022	842	1,326	$39	$50	$46.08	$37.65
The February 2022 Program had no remaining authority as of May 4, 2024. There were share repurchases of $1 million reflected in Accounts Payable on the February 3, 2024 Consolidated Balance Sheet.
2024 Share Repurchase Program
In January 2024, the Board authorized a new $500 million share repurchase program (the “January 2024 Program”). Under the January 2024 Program, the Company repurchased the following shares of its common stock during year-to-date 2024:

Repurchase Program	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in thousands)	(in millions)
January 2024	4,921	$210	$42.72
The January 2024 Program had $290 million of remaining authority as of August 3, 2024. There were share repurchases of $2 million reflected in Accounts Payable on the August 3, 2024 Consolidated Balance Sheet.
Common Stock Retirement
Shares of common stock repurchased under the February 2022 and January 2024 Programs are retired and cancelled upon repurchase. As a result, the Company retired the 5.763 million shares repurchased during year-to-date 2024, which resulted in reductions of $3 million in the par value of Common Stock, $17 million in Paid-in Capital and $229 million in Retained

Earnings (Accumulated Deficit). The Company retired the 1.326 million shares repurchased year-to-date 2023, which resulted in reductions of $1 million in the par value of Common Stock, $4 million in Paid-in Capital and $45 million in Retained Earnings (Accumulated Deficit).
Dividends
The Company paid the following dividends during the first and second quarters of 2024 and 2023:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2024
First Quarter	$0.20	$45
Second Quarter	0.20	45
Total	$0.40	$90
2023
First Quarter	$0.20	$46
Second Quarter	0.20	46
Total	$0.40	$92
In August 2024, the Company declared its third quarter 2024 ordinary dividend of $0.20 per share payable on September 6, 2024 to stockholders of record at the close of business on August 23, 2024.
4. Inventories
The following table provides details of Inventories as of August 3, 2024, February 3, 2024 and July 29, 2023:

	August 3, 2024	February 3, 2024	July 29, 2023
	(in millions)
Finished Goods Merchandise	$669	$558	$638
Raw Materials and Merchandise Components	194	152	180
Total Inventories	$863	$710	$818
Inventories are principally valued at the lower of cost or net realizable value, on an average cost basis.
5. Long-lived Assets
The following table provides details of Property and Equipment, Net as of August 3, 2024, February 3, 2024 and July 29, 2023:

	August 3, 2024	February 3, 2024	July 29, 2023
	(in millions)
Property and Equipment, at Cost	$3,171	$3,123	$3,058
Accumulated Depreciation and Amortization	(2,005)	(1,903)	(1,822)
Property and Equipment, Net	$1,166	$1,220	$1,236
Depreciation expense was $71 million and $66 million for the second quarters of 2024 and 2023, respectively. Depreciation expense was $142 million and $129 million for year-to-date 2024 and 2023, respectively.
6. Income Taxes
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events.
For the second quarter of 2024, the Company’s effective tax rate was 0.9% compared to 21.9% in the second quarter of 2023. The 2024 second quarter rate was lower than the Company’s combined estimated federal and state statutory rates primarily due to the sales of Easton investments during the quarter, which resulted in the release of a valuation allowance on a deferred tax asset. The 2023 second quarter rate was lower than the Company’s combined estimated federal and state statutory rates primarily due to the resolution of certain tax matters during the quarter.
For year-to-date 2024, the Company’s effective tax rate was 12.1% compared to 24.7% for year-to-date 2023. The 2024 year-to-date rate was lower than the Company's combined estimated federal and state statutory rates primarily due to the sales of Easton investments during the period, which resulted in the release of a valuation allowance on a deferred tax asset. The 2023 year-to-date rate was lower than the Company’s combined estimated federal and state statutory rates primarily due to the resolution of certain tax matters during the period.
Income taxes paid were $197 million and $161 million for the second quarters of 2024 and 2023, respectively. Income taxes paid were $203 million and $168 million for year-to-date 2024 and 2023, respectively.
7. Long-term Debt and Borrowing Facility
The following table provides the Company’s outstanding debt balances, net of unamortized debt issuance costs and discounts, as of August 3, 2024, February 3, 2024 and July 29, 2023:

	August 3, 2024	February 3, 2024	July 29, 2023
	(in millions)
Senior Debt with Subsidiary Guarantee
$314 million, 9.375% Fixed Interest Rate Notes due July 2025 (“2025 Notes”)	$313	$313	$312
$284 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	275	287	285
$444 million, 5.250% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	443	460	498
$482 million, 7.500% Fixed Interest Rate Notes due June 2029 (“2029 Notes”)	475	492	491
$844 million, 6.625% Fixed Interest Rate Notes due October 2030 (“2030 Notes”)	838	930	984
$802 million, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	796	806	933
$575 million, 6.750% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	571	608	612
Total Senior Debt with Subsidiary Guarantee	3,711	3,896	4,115
Senior Debt
$284 million, 6.950% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	283	293	340
$201 million, 7.600% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	200	199	213
Total Senior Debt	483	492	553
Total Debt	4,194	4,388	4,668
Current Debt	(313)	—	—
Total Long-term Debt, Net of Current Portion	$3,881	$4,388	$4,668
Repurchases of Notes
During the second quarter of and year-to-date 2024, the Company repurchased in the open market and extinguished $91 million and $200 million principal amounts of its outstanding senior notes, respectively. The aggregate repurchase price for these notes were $92 million and $202 million for the second quarter of and year-to-date 2024, respectively, resulting in pre-tax losses of $2 million and $3 million, including the write-off of unamortized issuance costs, during the second quarter of and year-to-date 2024, respectively. These losses are included in Other Income in the 2024 Consolidated Statements of Income.
During the second quarter of and year-to-date 2023, the Company repurchased in the open market and extinguished $115 million and $199 million principal amounts of its outstanding senior notes, respectively. The aggregate repurchase price for these notes were $106 million and $182 million for the second quarter of and year-to-date 2023, respectively, resulting in pre-tax gains of $9 million and $16 million, including the write-off of unamortized issuance costs, during the second quarter of and year-to-date 2023, respectively. These gains are included in Other Income in the 2023 Consolidated Statements of Income.

The following table provides details of the outstanding principal amounts of senior notes repurchased and extinguished during the second quarters of and year-to-date 2024 and 2023:

	Second Quarter		Year-to-Date
	2024	2023	2024	2023
	(in millions)
2025 Notes	$—	$—	$—	$6
2027 Notes	14	—	14	—
2028 Notes	7	—	17	—
2029 Notes	10	—	17	—
2030 Notes	56	5	94	7
2033 Notes	—	6	10	9
2035 Notes	4	47	10	61
2036 Notes	—	26	38	83
2037 Notes	—	31	—	33
Total	$91	$115	$200	$199
Asset-backed Revolving Credit Facility
The Company and certain of the Company’s 100% owned subsidiaries guarantee and pledge collateral to secure an asset-backed revolving credit facility (“ABL Facility”). The ABL Facility, which allows borrowings and letters of credit in U.S. dollars, has aggregate commitments of $750 million and an expiration date in August 2026.
Availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on the Company’s eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time the outstanding amount under the ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitment, the Company is required to repay the outstanding amounts under the ABL Facility to the extent of such excess. As of August 3, 2024, the Company’s borrowing base was $661 million, and it had no borrowings outstanding under the ABL Facility.
The ABL Facility supports the Company’s letter of credit program. The Company had $10 million of outstanding letters of credit as of August 3, 2024 that reduced its availability under the ABL Facility. As of August 3, 2024, the Company’s availability under the ABL Facility was $651 million.
As of August 3, 2024, the ABL Facility fees related to committed and unutilized amounts were 0.30% per annum, and the fees related to outstanding letters of credit were 1.25% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was the Term Secured Overnight Financing Rate plus 1.25% and a credit spread adjustment of 0.10% per annum.
The ABL Facility requires the Company to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (i) $70 million or (ii) 10% of the maximum borrowing amount. As of August 3, 2024, the Company was not required to maintain this ratio.
8. Fair Value Measurements
Cash and Cash Equivalents include cash on hand, deposits with financial institutions and highly liquid investments with original maturities of less than 90 days. The Company’s Cash and Cash Equivalents are considered Level 1 fair value measurements as they are valued using unadjusted quoted prices in active markets for identical assets.
The following table provides a summary of the principal value and estimated fair value of the Company’s outstanding debt as of August 3, 2024, February 3, 2024 and July 29, 2023:

	August 3, 2024	February 3, 2024	July 29, 2023
	(in millions)
Principal Value	$4,230	$4,430	$4,716
Fair Value, Estimated (a)	4,241	4,456	4,510
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
Lease Guarantees
In connection with the spin-off of Victoria’s Secret & Co. and the disposal of a certain other business, the Company had remaining contingent obligations of $253 million as of August 3, 2024 related to lease payments under the current terms of noncancelable leases, primarily related to office space, expiring at various dates through 2037. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of these businesses. The Company’s reserves related to these obligations were not significant for any period presented.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Bath & Body Works, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheets of Bath & Body Works, Inc. (the Company) as of August 3, 2024 and July 29, 2023, the related consolidated statements of income, comprehensive income, and total equity (deficit) for the thirteen and twenty-six-week periods ended August 3, 2024 and July 29, 2023, the consolidated statements of cash flows for the twenty-six-week periods ended August 3, 2024 and July 29, 2023, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of February 3, 2024 and the related consolidated statements of income, comprehensive income, total equity (deficit), and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated March 22, 2024, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 3, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
/s/ Ernst & Young LLP
Grandview Heights, Ohio
August 28, 2024

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION ACT OF 1995
We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by our Company or our management involve risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “planned,” “potential,” “target,” “goal” and any similar expressions may identify forward-looking statements. Risks associated with the following factors, among others, in some cases have affected and, in the future, could affect our financial performance and actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by the Company or our management:
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
Executive Overview
In the second quarter of 2024, consolidated Net Sales were $1.526 billion, which decreased $33 million, or 2.1%, compared to the second quarter of 2023. The decrease was driven by declines of $32 million and $4 million in our North American Direct and Stores channels, respectively, partially offset by a $3 million increase in our International business. Our second quarter Operating Income was $183 million, which decreased $5 million, or 3%, compared to the second quarter of 2023, and our Operating Income rate (expressed as a percentage of Net Sales) remained flat at 12.0%.
For additional information related to our second quarter 2024 financial performance, see “Results of Operations.”
Cost Optimization
We are enhancing our operations and efficiency by targeting an aggregate of $280 million of planned annual cost savings across both Gross Profit and General, Administrative and Store Operating Expenses, which is up $30 million from our previous expectations. We delivered approximately $150 million of annual cost reductions as part of this initiative in fiscal 2023, and now expect approximately $130 million in additional annual cost savings in fiscal 2024. Our cost optimization work delivered approximately $40 million and $80 million in cost savings in the second quarter of and year-to-date 2024, respectively.
Outlook
As we look ahead to the remainder of the year, we anticipate continuing pressures given the first-half sales trends and the choppier macroeconomic environment. We are focused on executing with precision, continuing to bring newness to customers and demonstrating our strong value proposition across our product assortment. Our strategic priorities remain our core categories, supported by newness and innovation, and extending our reach through new category adjacencies, including men’s, hair, lip, and laundry, and expansion of off-mall and international locations. We are continuing to invest in product and marketing to elevate value for our customers, and in foundational tools and systems enabling new capabilities that we believe will increase customer engagement and provide a more seamless and convenient shopping experience across channels. We also continue to focus on enhancing operational excellence and efficiency through the cost optimization discussed above, which will support our strategic priorities.
Adjusted Financial Information
In addition to our results provided in accordance with GAAP above and throughout this Quarterly Report on Form 10-Q, provided below are non-GAAP measures that present Net Income and Net Income Per Diluted Share for the second quarters of and year-to-date 2024 and 2023 on an adjusted basis to remove certain items. We believe that these items are not indicative of our operations due to their size and nature.
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

The table below reconciles our GAAP financial measures to our non-GAAP financial measures:

(in millions, except per share amounts)	Second Quarter		Year-to-Date
	2024	2023	2024	2023
Reconciliation of Reported Net Income to Adjusted Net Income
Reported Net Income	$152	$99	$239	$180
Gain on Sales of Easton Investments (a)	(39)	—	(39)	—
Gain on Extinguishment of Debt (b)	—	(9)	—	(16)
Tax Effect of Adjustments included in Other Income	14	2	14	4
Tax Benefit from Valuation Allowance Release (c)	(44)	—	(44)	—
Adjusted Net Income	$83	$92	$170	$168

Reconciliation of Reported Net Income Per Diluted Share to Adjusted Net Income Per Diluted Share
Reported Net Income Per Diluted Share	$0.68	$0.43	$1.06	$0.78
Gain on Sales of Easton Investments (a)	(0.18)	—	(0.18)	—
Gain on Extinguishment of Debt (b)	—	(0.04)	—	(0.07)
Tax Effect of Adjustments included in Other Income	0.06	0.01	0.06	0.02
Tax Benefit from Valuation Allowance Release (c)	(0.20)	—	(0.19)	—
Adjusted Net Income Per Diluted Share	$0.37	$0.40	$0.76	$0.73
 ________________
(a)In the second quarter of 2024, we sold our investments in Easton Town Center and Easton Gateway, resulting in an aggregate pre-tax gain of $39 million (after-tax gain of $25 million). For additional information, see Note 1, “Description of Business and Basis of Presentation” included in Part I, Item 1. Financial Statements.
(b)In the second quarter of and year-to-date 2023, we recognized pre-tax gains of $9 million (after-tax gain of $7 million) and $16 million (after-tax gain of $12 million), respectively, related to the repurchase and extinguishment of outstanding notes. For additional information, see Note 7, “Long-term Debt and Borrowing Facility” included in Part I, Item 1. Financial Statements.
(c)In the second quarter of 2024, we recognized a $44 million tax benefit related to the release of a valuation allowance on a deferred tax asset.
Company-operated Store Data
The following table compares Company-operated U.S. store data for the second quarters of and year-to-date 2024 and 2023:

	Second Quarter			Year-to-Date
	2024	2023	% Change	2024	2023	% Change
Sales per Average Selling Square Foot (a)	$216	$225	(4%)	$420	$432	(3%)
Sales per Average Store (in thousands) (a)	$613	$630	(3%)	$1,188	$1,205	(1%)
Average Store Size (selling square feet)	2,833	2,804	1%
Total Selling Square Feet (in thousands)	4,989	4,805	4%
 ________________
(a)Sales per average selling square foot and sales per average store, which are indicators of store productivity, are calculated based on store sales for the period divided by the average, including the beginning and end of period, of total selling square footage and store count, respectively.
The following table represents Company-operated store data for year-to-date 2024:

	Stores			Stores
	February 3, 2024	Opened	Closed	August 3, 2024
United States	1,739	40	(18)	1,761
Canada	111	—	—	111
Total	1,850	40	(18)	1,872

Partner-operated Store Data
The following table represents Partner-operated store data for year-to-date 2024:

	Stores			Stores
	February 3, 2024	Opened	Closed	August 3, 2024
International	454	25	(13)	466
International - Travel Retail	31	—	—	31
Total International	485	25	(13)	497
Results of Operations
Second Quarter of 2024 Compared to Second Quarter of 2023
Net Sales
The following table provides Net Sales for the second quarter of 2024 in comparison to the second quarter of 2023:

	2024	2023	% Change
	(in millions)
Stores - U.S. and Canada (a)	$1,140	$1,144	(0.3%)
Direct - U.S. and Canada	297	329	(9.7%)
International (b)	89	86	2.2%
Total Net Sales	$1,526	$1,559	(2.1%)
 _______________
(a)Results include fulfilled buy online-pick up in store (“BOPIS”) orders.
(b)Results include royalties associated with franchised stores and wholesale sales.
For the second quarter of 2024, Net Sales decreased $33 million, or 2.1%, to $1.526 billion, compared to the second quarter of 2023. Direct Net Sales decreased $32 million, or 9.7%, driven by a decline in fulfilled orders, which was primarily due to our customers continuing to select our BOPIS option (which is recognized as store Net Sales) and a decline in website traffic. Stores Net Sales decreased $4 million, or 0.3%, due to a decline in total transactions as we have seen our customers become increasingly cautious in their spending. International Net Sales increased $3 million, or 2.2%, driven by increased product shipments.
Gross Profit
For the second quarter of 2024, our Gross Profit increased $4 million to $626 million, and our Gross Profit rate (expressed as a percentage of Net Sales) increased to 41.0% from 39.9% in the second quarter of 2023. Gross Profit dollars increased primarily due to a 130 basis point increase in the merchandise margin rate and slightly lower Buying and Occupancy Expenses, partially offset by lower Net Sales.
Gross Profit rate increased due to the increase in the merchandise margin rate, driven by a decline in our average unit cost, due to cost saving initiatives partially offset by product reinvestments and category mix, and an increase in average unit retail, driven by category mix.
General, Administrative and Store Operating Expenses
The following table provides detail for our General, Administrative and Store Operating Expenses for the second quarter of 2024 compared to the second quarter of 2023:

	2024		2023		Change
	(in millions)	% of Net Sales	(in millions)	% of Net Sales	(in millions)	% of Net Sales
Selling Expenses	$261	17.1%	$253	16.2%	$8	0.9%
Home Office and Marketing Expenses	182	11.9%	181	11.6%	1	0.3%
Total	$443	29.1%	$434	27.8%	$9	1.3%
For the second quarter of 2024, our General, Administrative and Store Operating Expenses increased $9 million to $443 million, and the rate (expressed as a percentage of Net Sales) increased to 29.1% from 27.8% in the second quarter of 2023. Our Selling Expenses increased primarily due to increases in associate wages and store count, partially offset by the benefits of our cost optimization work. Increases in Marketing Expenses, primarily due to additional spend to drive customer acquisition, were nearly offset by decreases in Home Office Expenses, primarily due to discrete corporate expenses in the prior year.

The General, Administrative and Store Operating Expense rate increased primarily due to our investments in marketing and the increase in associate wages, partially offset by the benefits of our cost optimization work and lapping discrete corporate expenses in the prior year.
Other Income and Expenses
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the second quarters of 2024 and 2023:

	2024	2023
Average daily borrowings (in millions)	$4,258	$4,769
Average borrowing rate	7.3%	7.3%
For the second quarter of 2024, our Interest Expense was $77 million, compared to $86 million in the second quarter of 2023. The decrease was due to lower average daily borrowings, which were driven by the repurchase and early extinguishment of outstanding notes.
Other Income
For the second quarter of 2024, our Other Income was $47 million, compared to $25 million in the second quarter of 2023. The increase was primarily due a $39 million pre-tax gain on sales of certain Easton investments, partially offset by the recognition of a $2 million pre-tax loss on extinguishment of debt in the second quarter of 2024, compared to a $9 million pre-tax gain on the repurchase and early extinguishments of outstanding notes in the second quarter of 2023.
Provision for Income Taxes
For the second quarter of 2024, our effective tax rate was 0.9% compared to 21.9% in the second quarter of 2023. The 2024 second quarter rate was lower than our combined estimated federal and state statutory rates primarily due to the sales of Easton investments during the quarter, which resulted in the release of a valuation allowance on a deferred tax asset. The 2023 second quarter rate was lower than our combined estimated federal and state statutory rates primarily due to the resolution of certain tax matters during the quarter.
Results of Operations
Year-to-Date 2024 Compared to Year-to-Date 2023
For year-to-date 2024, Operating Income increased $1 million to $370 million, from $369 million year-to-date 2023, and the Operating Income rate (expressed as a percentage of Net Sales) increased to 12.7% from 12.5%. The drivers of the year-to-date Operating Income results are discussed in the following sections.
Net Sales
The following table provides Net Sales for year-to-date 2024 in comparison to year-to-date 2023:

	2024	2023	% Change
	(in millions)
Stores - U.S. and Canada (a)	$2,205	$2,177	1.3%
Direct - U.S. and Canada	558	609	(8.4%)
International (b)	147	169	(13.1%)
Total Net Sales	$2,910	$2,955	(1.5%)
 _______________
(a)Results include fulfilled BOPIS orders.
(b)Results include royalties associated with franchised stores and wholesale sales.

For year-to-date 2024, Net Sales decreased $45 million, or 1.5%, to $2.910 billion, compared to year-to-date 2023. Direct Net Sales decreased $51 million, or 8.4%, driven by a decline in fulfilled orders, which was primarily due to our customers continuing to select our BOPIS option (which is recognized as store Net Sales) and a decline in website traffic. We completed our rollout of BOPIS capabilities to our U.S. stores in the first quarter of 2023. International Net Sales decreased $22 million, or 13.1%, driven by a decline in wholesale shipments to our franchise partners, primarily in the Middle East, as they continue to manage their inventory levels. Stores Net Sales increased $28 million, or 1.3%, primarily due to new store growth, an increase in BOPIS fulfilled orders, and the benefit of the shifted fiscal calendar, partially offset by the decline in average dollar sale as we have seen our customers become increasingly cautious in their spending.

For year-to-date 2024, total North American Net Sales benefited by approximately 100 basis points from the shifted fiscal calendar resulting from the 53rd week in fiscal 2023.
Gross Profit
For year-to-date 2024, our Gross Profit increased $15 million to $1.233 billion, and our Gross Profit rate (expressed as a percentage of Net Sales) increased to 42.4% from 41.2%. Gross Profit dollars increased primarily due to a 120 basis point increase in the merchandise margin rate and slightly lower Buying and Occupancy Expenses, partially offset by lower Net Sales.
Gross Profit rate increased due to the increase in the merchandise margin rate, driven by a decline in our average unit cost, due to cost saving initiatives partially offset by product reinvestments and category mix, and lower transportation costs.
General, Administrative and Store Operating Expenses
The following table provides detail for our General, Administrative and Store Operating Expenses for year-to-date 2024 compared to year-to-date 2023:

	2024		2023		Change
	(in millions)	% of Net Sales	(in millions)	% of Net Sales	(in millions)	% of Net Sales
Selling Expenses	$508	17.5%	$496	16.8%	$12	0.7%
Home Office and Marketing Expenses	355	12.2%	353	11.9%	2	0.2%
Total	$863	29.6%	$849	28.7%	$14	0.9%
For year-to-date 2024, our General, Administrative and Store Operating Expenses increased $14 million to $863 million, and the rate (expressed as a percentage of Net Sales) increased to 29.6% from 28.7%. Our Selling Expenses increased primarily due to increases in associate wages, BOPIS fees and store count, partially offset by the benefits of our cost optimization work. Increases in Marketing Expenses, primarily due to additional spend to drive customer acquisition, were nearly offset by decreases in Home Office Expenses, primarily due to discrete corporate expenses in the prior year.
The General, Administrative and Store Operating Expense rate increased primarily due to our investments in marketing and the increase in associate wages, partially offset by the benefits of our cost optimization work and lapping discrete corporate expenses in the prior year.
Other Income and Expenses
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for year-to-date 2024 and 2023:

	2024	2023
Average daily borrowings (in millions)	$4,322	$4,832
Average borrowing rate	7.3%	7.3%
For year-to-date 2024, our Interest Expense was $159 million, compared to $175 million for year-to-date 2023. The decrease was due to lower average daily borrowings, which were driven by the repurchase and early extinguishment of outstanding notes.
Other Income
For year-to-date 2024, our Other Income was $61 million, compared to $45 million for year-to-date 2023. The increase was primarily due a $39 million pre-tax gain on sales of certain Easton investments, partially offset by the recognition of a $3 million pre-tax loss on extinguishment of debt for year-to-date 2024, compared to a $16 million pre-tax gain on the repurchase and early extinguishments of outstanding notes for year-to-date 2023.
Provision for Income Taxes
For year-to-date 2024, our effective tax rate was 12.1% compared to 24.7% for year-to-date 2023. The 2024 year-to-date rate was lower than our combined estimated federal and state statutory rates primarily due to the sales of Easton investments, which resulted in the release of a valuation allowance on a deferred tax asset. The 2023 year-to-date rate was lower than the Company’s combined estimated federal and state statutory rates primarily due to the resolution of certain tax matters during the period.

FINANCIAL CONDITION
Liquidity and Capital Resources
Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements, future common stock and debt repurchases, and capital expenditures. Our cash provided from operations is impacted by our net income and working capital changes. Our net income is impacted by, among other things, sales volume, seasonal sales patterns, success of new product introductions and product and market expansions, profit margins, income taxes and inflationary pressures. Our sales are highest during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the summer and fall months as inventory builds in anticipation of the holiday period. Our cash and cash equivalents held by foreign subsidiaries were $124 million as of August 3, 2024.
We repurchased and extinguished $200 million principal amount of our outstanding senior notes for an aggregate price of $202 million during year-to-date 2024. Additionally, we repurchased 5.763 million shares of our common stock for $249 million during year-to-date 2024. We may, from time to time, repurchase, or otherwise retire, additional debt or shares of our common stock, as applicable.
We believe that our current cash position, our cash flow generated from operations and our borrowing capacity under our asset-backed revolving credit facility (“ABL Facility”) will be sufficient to meet our liquidity needs, including capital expenditure requirements, for at least the next twelve months.
Cash Flows
The following table provides a summary of our cash flow activity during year-to-date 2024 and 2023:

	2024	2023
	(in millions)
Cash and Cash Equivalents, Beginning of Year	$1,084	$1,232
Net Cash Flows Provided by Operating Activities	30	77
Net Cash Flows Used for Investing Activities	(40)	(176)
Net Cash Flows Used for Financing Activities	(560)	(343)
Net Decrease in Cash and Cash Equivalents	(570)	(442)
Cash and Cash Equivalents, End of Period	$514	$790
Operating Activities
Net cash provided by operating activities for year-to-date 2024 was $30 million, including net income of $239 million. Net income included depreciation of $142 million, impacts to deferred income taxes of $102 million, an aggregate pre-tax gain on sales of certain Easton investments of $39 million, and share-based compensation expense of $22 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal changes in Inventories, Income Taxes Payable, and Accounts Receivable, and the change in Accounts Payable, Accrued Expenses and Other.
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
Investing Activities
Net cash used for investing activities for year-to-date 2024 was $40 million primarily related to capital expenditures of $101 million, partially offset by aggregate cash proceeds of $50 million related to the sales of certain Easton investments. The capital expenditures included approximately $75 million related to new, primarily off-mall, stores and remodels of existing stores, approximately $15 million for various IT projects primarily to support the growth and profitability of our business, and approximately $10 million related to distribution and logistics capabilities.

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
In 2024, our top priority remains driving sustainable, long-term, profitable growth through investments in the business. To support this, we are now planning for a total of $250 million in capital expenditures during the year, and our priorities remain investments in brick-and-mortar stores and in technology. Our capital expenditures guidance is down from our previous range of $300 million to $325 million, largely driven by cost savings in our real estate build outs and timing of multiyear supply chain investments.
Financing Activities
Net cash used for financing activities for year-to-date 2024 was $560 million, primarily consisting of $248 million for share repurchases, $202 million for open market debt repurchases, dividend payments of $0.40 per share, or $90 million, and $15 million of tax payments related to share-based awards.
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
Common Stock Repurchases
2022 Share Repurchase Program
In February 2022, our Board authorized a $1.5 billion share repurchase program (the “February 2022 Program”). Under the February 2022 Program, we repurchased the following shares of our common stock during year-to-date 2024 and 2023:

Repurchase Program	Shares Repurchased		Amount Repurchased		Average Stock Price
	2024	2023	2024	2023	2024	2023
	(in thousands)		(in millions)
February 2022	842	1,326	$39	$50	$46.08	$37.65
The February 2022 Program had no remaining authority as of May 4, 2024. There were share repurchases of $1 million reflected in Accounts Payable on the February 3, 2024 Consolidated Balance Sheet.
2024 Share Repurchase Program
In January 2024, our Board authorized a new $500 million share repurchase program (the “January 2024 Program”). Under the January 2024 Program, we repurchased the following shares of our common stock during year-to-date 2024:

Repurchase Program	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in thousands)	(in millions)
January 2024	4,921	$210	$42.72
The January 2024 Program had $290 million of remaining authority as of August 3, 2024. There were share repurchases of $2 million reflected in Accounts Payable on the August 3, 2024 Consolidated Balance Sheet.
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

We paid the following dividends during the first and second quarters of 2024 and 2023:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2024
First Quarter	$0.20	$45
Second Quarter	0.20	45
Total	$0.40	$90
2023
First Quarter	$0.20	$46
Second Quarter	0.20	46
Total	$0.40	$92
In August 2024, we declared our third quarter 2024 ordinary dividend of $0.20 per share payable on September 6, 2024 to stockholders of record at the close of business on August 23, 2024.
Long-term Debt and Borrowing Facility
The following table provides our outstanding debt balances, net of unamortized debt issuance costs and discounts, as of August 3, 2024, February 3, 2024 and July 29, 2023:

	August 3, 2024	February 3, 2024	July 29, 2023
	(in millions)
Senior Debt with Subsidiary Guarantee
$314 million, 9.375% Fixed Interest Rate Notes due July 2025 (“2025 Notes”)	$313	$313	$312
$284 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	275	287	285
$444 million, 5.250% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	443	460	498
$482 million, 7.500% Fixed Interest Rate Notes due June 2029 (“2029 Notes”)	475	492	491
$844 million, 6.625% Fixed Interest Rate Notes due October 2030 (“2030 Notes”)	838	930	984
$802 million, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	796	806	933
$575 million, 6.750% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	571	608	612
Total Senior Debt with Subsidiary Guarantee	3,711	3,896	4,115
Senior Debt
$284 million, 6.950% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	283	293	340
$201 million, 7.600% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	200	199	213
Total Senior Debt	483	492	553
Total Debt	4,194	4,388	4,668
Current Debt	(313)	—	—
Total Long-term Debt, Net of Current Portion	$3,881	$4,388	$4,668
Repurchases of Notes
During the second quarter of and year-to-date 2024, we repurchased in the open market and extinguished $91 million and $200 million principal amounts of our outstanding senior notes, respectively. The aggregate repurchase price for these notes were $92 million and $202 million for the second quarter of and year-to-date 2024, respectively, resulting in pre-tax losses of $2 million and $3 million, including the write-off of unamortized issuance costs, during the second quarter of and year-to-date 2024, respectively. These losses are included in Other Income in the 2024 Consolidated Statements of Income.
During the second quarter of and year-to-date 2023, we repurchased in the open market and extinguished $115 million and $199 million principal amounts of our outstanding senior notes, respectively. The aggregate repurchase price for these notes were $106 million and $182 million for the second quarter of and year-to-date 2023, respectively, resulting in pre-tax gains of $9 million and $16 million, including the write-off of unamortized issuance costs, during the second quarter of and year-to-date 2023, respectively. These gains are included in Other Income in the 2023 Consolidated Statements of Income.

The following table provides details of the outstanding principal amounts of senior notes repurchased and extinguished during the second quarters of and year-to-date 2024 and 2023:

	Second Quarter		Year-to-Date
	2024	2023	2024	2023
	(in millions)
2025 Notes	$—	$—	$—	$6
2027 Notes	14	—	14	—
2028 Notes	7	—	17	—
2029 Notes	10	—	17	—
2030 Notes	56	5	94	7
2033 Notes	—	6	10	9
2035 Notes	4	47	10	61
2036 Notes	—	26	38	83
2037 Notes	—	31	—	33
Total	$91	$115	$200	$199
Asset-backed Revolving Credit Facility
We and certain of our 100% owned subsidiaries guarantee and pledge collateral to secure the ABL Facility. The ABL Facility, which allows borrowings and letters of credit in U.S. dollars, has aggregate commitments of $750 million and an expiration date in August 2026.
Availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on our eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time the outstanding amount under the ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitment, we are required to repay the outstanding amounts under the ABL Facility to the extent of such excess. As of August 3, 2024, our borrowing base was $661 million, and we had no borrowings outstanding under the ABL Facility.
The ABL Facility supports our letter of credit program. We had $10 million of outstanding letters of credit as of August 3, 2024 that reduced our availability under the ABL Facility. As of August 3, 2024, our availability under the ABL Facility was $651 million.
As of August 3, 2024, the ABL Facility fees related to committed and unutilized amounts were 0.30% per annum, and the fees related to outstanding letters of credit were 1.25% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was the Term Secured Overnight Financing Rate plus 1.25% and a credit spread adjustment of 0.10% per annum.
The ABL Facility requires us to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (i) $70 million or (ii) 10% of the maximum borrowing amount. As of August 3, 2024, we were not required to maintain this ratio.
Credit Ratings
The following table provides our credit ratings as of August 3, 2024:

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

SUMMARIZED BALANCE SHEETS	August 3, 2024	February 3, 2024
	(in millions)
ASSETS
Current Assets (a)	$2,013	$2,545
Noncurrent Assets	2,516	2,554

LIABILITIES
Current Liabilities (b)	$2,712	$2,935
Noncurrent Liabilities	5,020	5,650
 _______________
(a)Includes amounts due from non-Guarantor subsidiaries of $610 million and $622 million as of August 3, 2024 and February 3, 2024, respectively.
(b)Includes amounts due to non-Guarantor subsidiaries of $1.411 billion and $1.905 billion as of August 3, 2024 and February 3, 2024, respectively.

YEAR-TO-DATE 2024 SUMMARIZED STATEMENT OF INCOME	(in millions)
Net Sales (a)	$2,767
Gross Profit	1,140
Operating Income	333
Income Before Income Taxes	190
Net Income (b)	164
 _______________
(a)Includes net sales of $71 million to non-Guarantor subsidiaries.
(b)Includes a net loss of $5 million related to transactions with non-Guarantor subsidiaries.
Contingent Liabilities and Contractual Obligations
Lease Guarantees
In connection with the spin-off of Victoria’s Secret & Co. and the disposal of a certain other business, we had remaining contingent obligations of $253 million as of August 3, 2024 related to lease payments under the current terms of noncancelable leases, primarily related to office space, expiring at various dates through 2037. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of these businesses. Our reserves related to these obligations were not significant for any period presented.
Contractual Obligations
Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other long-term obligations. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. Other than the repurchase of $200 million principal amounts of our outstanding senior notes during year-to-date 2024, there have been no material changes in our contractual obligations subsequent to February 3, 2024, as discussed in “Contingent Liabilities and Contractual Obligations” in our 2023 Annual Report on Form 10-K. Certain of our contractual obligations may fluctuate during the normal course of business (primarily changes in our merchandise inventory-related purchase obligations which fluctuate throughout the year as a result of the seasonal nature of our business).

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
All of our outstanding debt as of August 3, 2024 has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. Our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows.

Fair Value of Financial Instruments
The following table provides a summary of the principal value and estimated fair value of our outstanding debt as of August 3, 2024, February 3, 2024 and July 29, 2023:

	August 3, 2024	February 3, 2024	July 29, 2023
	(in millions)
Principal Value	$4,230	$4,430	$4,716
Fair Value, Estimated (a)	4,241	4,456	4,510
 _______________
(a)    The estimated fair values are based on reported transaction prices and are not necessarily indicative of the amounts that we could realize in a current market exchange.
As of August 3, 2024, we believe that the carrying values of our Accounts Receivable, Accounts Payable and Accrued Expenses approximate their fair values because of their short maturities.
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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Fair and Accurate Credit Transactions Act Cases
We were named as a defendant in two putative class actions: Smidga, et al. v. Bath & Body Works, LLC in the Allegheny County, Pennsylvania Court of Common Pleas and Dahlin v. Bath & Body Works, LLC in the Santa Barbara County, California Superior Court. The complaints each alleged that we violated the Fair and Accurate Credit Transactions Act by printing more than the last five digits of credit or debit card numbers on customers’ receipts and, among other things, sought statutory damages, attorneys’ fees and costs. We have reached an agreement with the plaintiffs in both of these cases that will resolve those matters, subject to court approval. The resolution of these claims is not expected to have a material adverse effect on our results of operations, financial condition or cash flows.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the repurchases of our common stock during the second quarter of 2024:

Fiscal Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
May 2024	641	$48.88	472	$416,694
June 2024	1,939	43.23	1,938	332,897
July 2024	1,192	36.46	1,182	289,797
Total	3,772		3,592
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
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
None of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(c) of Regulation S-K) during the second quarter of 2024.

Item 6. EXHIBITS

Exhibits

3.1	Amended and Restated Bylaws of Bath & Body Works, Inc., effective June 27, 2024, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 27, 2024.

15	Letter regarding Unaudited Interim Financial Information regarding Incorporation of Report of Independent Registered Public Accounting Firm.

22	List of Guarantor Subsidiaries.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BATH & BODY WORKS, INC.
(Registrant)
By:	/s/ EVA C. BORATTO
Eva C. Boratto Chief Financial Officer *
Date: August 28, 2024
*    Ms. Boratto is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.