Form 10-Q
period 2024-11-02
Bath & Body Works, Inc.
filed 2024-11-26
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2024
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
As of November 22, 2024, the number of outstanding shares of the Registrant’s common stock was 216,582,099 shares.

BATH & BODY WORKS, INC. ®

*
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “third quarter of 2024” and “third quarter of 2023” refer to the thirteen-week periods ended November 2, 2024 and October 28, 2023, respectively. “Year-to-date 2024” and “year-to-date 2023” refer to the thirty-nine-week periods ended November 2, 2024 and October 28, 2023, respectively.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(Unaudited)

	Third Quarter		Year-to-Date
	2024	2023	2024	2023
Net Sales	$1,610	$1,562	$4,520	$4,517
Costs of Goods Sold, Buying and Occupancy	(910)	(880)	(2,587)	(2,618)
Gross Profit	700	682	1,933	1,899
General, Administrative and Store Operating Expenses	(482)	(461)	(1,345)	(1,310)
Operating Income	218	221	588	589
Interest Expense	(77)	(84)	(236)	(259)
Other Income	4	22	65	68
Income Before Income Taxes	145	159	417	398
Provision for Income Taxes	39	40	72	99
Net Income	$106	$119	$345	$299
Net Income per Basic Share	$0.49	$0.52	$1.56	$1.31
Net Income per Diluted Share	$0.49	$0.52	$1.55	$1.31
BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Third Quarter		Year-to-Date
	2024	2023	2024	2023
Net Income	$106	$119	$345	$299
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(1)	(4)	(4)	(4)
Unrealized Gain on Cash Flow Hedges	—	3	2	2
Reclassification of Cash Flow Hedges to Earnings	—	(1)	—	(1)
Total Other Comprehensive Loss, Net of Tax	(1)	(2)	(2)	(3)
Total Comprehensive Income	$105	$117	$343	$296

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value amounts)

	November 2, 2024	February 3, 2024	October 28, 2023
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$191	$1,084	$412
Accounts Receivable, Net	200	224	197
Inventories	1,178	710	1,205
Other	151	97	145
Total Current Assets	1,720	2,115	1,959
Property and Equipment, Net	1,158	1,220	1,244
Operating Lease Assets	1,029	1,056	1,067
Goodwill	628	628	628
Trade Name	165	165	165
Deferred Income Taxes	143	144	35
Other Assets	141	135	145
Total Assets	$4,984	$5,463	$5,243
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$510	$380	$627
Accrued Expenses and Other	547	608	590
Current Debt	314	—	—
Current Operating Lease Liabilities	188	181	192
Income Taxes	16	120	—
Total Current Liabilities	1,575	1,289	1,409
Deferred Income Taxes	45	147	167
Long-term Debt	3,883	4,388	4,497
Long-term Operating Lease Liabilities	969	1,004	1,020
Other Long-term Liabilities	260	261	274
Shareholders’ Equity (Deficit):
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	—	—	—
Common Stock - $0.50 par value; 1,000 shares authorized; 232, 240 and 242 shares issued; 217, 225 and 227 shares outstanding, respectively	115	120	120
Paid-in Capital	827	838	831
Accumulated Other Comprehensive Income	73	75	75
Retained Earnings (Accumulated Deficit)	(1,942)	(1,838)	(2,329)
Less: Treasury Stock, at Average Cost; 15, 15 and 15 shares, respectively	(822)	(822)	(822)
Total Shareholders’ Equity (Deficit)	(1,749)	(1,627)	(2,125)
Noncontrolling Interest	1	1	1
Total Equity (Deficit)	(1,748)	(1,626)	(2,124)
Total Liabilities and Equity (Deficit)	$4,984	$5,463	$5,243

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions, except per share amounts)
(Unaudited)

Third Quarter 2024

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, August 3, 2024	220	$117	$830	$74	$(1,918)	$(822)	$1	$(1,718)
Net Income	—	—	—	—	106	—	—	106
Other Comprehensive Loss	—	—	—	(1)	—	—	—	(1)
Total Comprehensive Income	—	—	—	(1)	106	—	—	105
Cash Dividends ($0.20 per share)	—	—	—	—	(44)	—	—	(44)
Repurchases of Common Stock	(3)	—	—	—	—	(99)	—	(99)
Treasury Share Retirement	—	(2)	(11)	—	(86)	99	—	—
Share-based Compensation and Other	—	—	8	—	—	—	—	8
Balance, November 2, 2024	217	$115	$827	$73	$(1,942)	$(822)	$1	$(1,748)

Third Quarter 2023

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, July 29, 2023	228	$121	$827	$77	$(2,358)	$(822)	$1	$(2,154)
Net Income	—	—	—	—	119	—	—	119
Other Comprehensive Loss	—	—	—	(2)	—	—	—	(2)
Total Comprehensive Income	—	—	—	(2)	119	—	—	117
Cash Dividends ($0.20 per share)	—	—	—	—	(45)	—	—	(45)
Repurchases of Common Stock	(1)	—	—	—	—	(50)	—	(50)
Treasury Share Retirement	—	(1)	(4)	—	(45)	50	—	—
Share-based Compensation and Other	—	—	8	—	—	—	—	8
Balance, October 28, 2023	227	$120	$831	$75	$(2,329)	$(822)	$1	$(2,124)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions, except per share amounts)
(Unaudited)

Year-to-Date 2024

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, February 3, 2024	225	$120	$838	$75	$(1,838)	$(822)	$1	$(1,626)
Net Income	—	—	—	—	345	—	—	345
Other Comprehensive Loss	—	—	—	(2)	—	—	—	(2)
Total Comprehensive Income	—	—	—	(2)	345	—	—	343
Cash Dividends ($0.60 per share)	—	—	—	—	(134)	—	—	(134)
Repurchases of Common Stock	(9)	—	—	—	—	(348)	—	(348)
Treasury Share Retirement	—	(5)	(28)	—	(315)	348	—	—
Share-based Compensation and Other	1	—	17	—	—	—	—	17
Balance, November 2, 2024	217	$115	$827	$73	$(1,942)	$(822)	$1	$(1,748)

Year-to-Date 2023

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, January 28, 2023	229	$122	$817	$78	$(2,401)	$(822)	$1	$(2,205)
Net Income	—	—	—	—	299	—	—	299
Other Comprehensive Loss	—	—	—	(3)	—	—	—	(3)
Total Comprehensive Income	—	—	—	(3)	299	—	—	296
Cash Dividends ($0.60 per share)	—	—	—	—	(137)	—	—	(137)
Repurchases of Common Stock	(3)	—	—	—	—	(100)	—	(100)
Treasury Share Retirement	—	(2)	(8)	—	(90)	100	—	—
Share-based Compensation and Other	1	—	22	—	—	—	—	22
Balance, October 28, 2023	227	$120	$831	$75	$(2,329)	$(822)	$1	$(2,124)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date
	2024	2023
Operating Activities:
Net Income	$345	$299
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depreciation of Long-lived Assets	211	199
Share-based Compensation Expense	31	29
Gain on Sales of Easton Investments	(39)	—
Loss (Gain) on Extinguishment of Debt	3	(28)
Deferred Income Taxes	(103)	—
Changes in Assets and Liabilities:
Accounts Receivable	24	29
Inventories	(470)	(499)
Accounts Payable, Accrued Expenses and Other	65	117
Income Taxes Payable	(124)	(114)
Other Assets and Liabilities	(12)	(4)
Net Cash (Used for) Provided by Operating Activities	(69)	28
Investing Activities:
Capital Expenditures	(166)	(250)
Proceeds from Sales of Easton Investments, Net of Fees Paid	40	—
Other Investing Activities	12	11
Net Cash Used for Investing Activities	(114)	(239)
Financing Activities:
Payments for Long-term Debt	(202)	(343)
Repurchases of Common Stock	(349)	(99)
Dividends Paid	(134)	(137)
Tax Payments Related to Share-based Awards	(16)	(10)
Other Financing Activities	(9)	(20)
Net Cash Used for Financing Activities	(710)	(609)
Net Decrease in Cash and Cash Equivalents	(893)	(820)
Cash and Cash Equivalents, Beginning of Year	1,084	1,232
Cash and Cash Equivalents, End of Period	$191	$412

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business and Basis of Presentation
Description of Business
Bath & Body Works, Inc. (the “Company”) is a global omnichannel retailer focused on personal care and home fragrance. The Company sells merchandise through its retail stores in the United States of America (“U.S.”) and Canada, and through its websites and other channels, under the Bath & Body Works®, White Barn® and other brand names. The Company’s international business is conducted through franchise, license and wholesale partners. The Company operates as and reports a single segment.
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “third quarter of 2024” and “third quarter of 2023” refer to the thirteen-week periods ended November 2, 2024 and October 28, 2023, respectively. “Year-to-date 2024” and “year-to-date 2023” refer to the thirty-nine-week periods ended November 2, 2024 and October 28, 2023, respectively.
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
Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended November 2, 2024 and October 28, 2023 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2023 Annual Report on Form 10-K.
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
Easton Investments
The Company has land and other investments in Easton, a planned community in Columbus, Ohio, that integrates office, hotel, retail, residential and recreational space. These investments, totaling $120 million as of November 2, 2024, $120 million as of February 3, 2024 and $127 million as of October 28, 2023, are recorded in Other Assets on the Consolidated Balance Sheets.
Subsequent to November 2, 2024, the Company began actively marketing for sale certain of its Easton investments. As a result of meeting all of the required criteria, these investments will be presented as held for sale and reported in Other Current Assets beginning in the fourth quarter of 2024. The carrying value of this held for sale disposal group was approximately $100 million as of November 2, 2024, consisting primarily of undeveloped land.
Previously included in the Company’s Easton investments were equity interests in Easton Town Center, LLC (“ETC”) and Easton Gateway, LLC (“EG”), entities that own and develop commercial entertainment and shopping centers. The Company’s investments in ETC and EG were accounted for using the equity method of accounting. On May 10, 2024, the Company sold its entire interest in the business associated with EG, and on August 1, 2024, the Company sold its entire interest in ETC. The Company received aggregate cash proceeds of $50 million at the closing of these sales, and recognized a pre-tax gain of $39 million net of fees, which is included in Other Income in the year-to-date 2024 Consolidated Statement of Income.
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
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures, that expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance, and applies to companies with a single reportable segment. The standard is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is finalizing its assessment of the impact of adopting this standard and expects to have additional disclosures in its Form 10-K for the fiscal year ended February 1, 2025.
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
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, that requires disclosures of disaggregated information about certain income statement expense line items on an annual and interim basis. This standard is effective for fiscal years beginning after December 15, 2026, with early adoption permitted, and will be applied prospectively, with the option to apply retrospectively. The Company is currently evaluating the impact of adopting this standard on its disclosures.
2. Revenue Recognition
Accounts receivable, net from revenue-generating activities were $94 million as of November 2, 2024, $84 million as of February 3, 2024 and $84 million as of October 28, 2023. These accounts receivable primarily relate to amounts due from the Company’s franchise, license and wholesale partners. Under these arrangements, payment terms are typically 45 to 75 days.
The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty points and rewards and direct channel shipments, which are all impacted by seasonal and holiday-related sales patterns. Deferred revenue, which is recorded within Accrued Expenses and Other on the Consolidated Balance Sheets, was $170 million as of November 2, 2024, $198 million as of February 3, 2024 and $163 million as of October 28, 2023. The Company recognized $116 million as revenue year-to-date 2024 from amounts recorded as deferred revenue at the beginning of the Company’s fiscal year.

The following table provides a disaggregation of Net Sales for the third quarters of and year-to-date 2024 and 2023:

	Third Quarter		Year-to-Date
	2024	2023	2024	2023
	(in millions)
Stores - U.S. and Canada (a)	$1,220	$1,168	$3,425	$3,345
Direct - U.S. and Canada	321	317	879	926
International (b)	69	77	216	246
Total Net Sales	$1,610	$1,562	$4,520	$4,517
_______________
(a)Results include fulfilled buy online-pick up in store orders.
(b)Results include royalties associated with franchised stores and wholesale sales.
The Company’s Net Sales outside of the U.S. include sales from Company-operated stores and its e-commerce site in Canada, royalties associated with franchised stores and wholesale sales. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s Net Sales outside of the U.S. totaled $163 million and $161 million for the third quarters of 2024 and 2023, respectively, and $452 million and $468 million for year-to-date 2024 and 2023, respectively.
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
The following table provides the weighted-average shares utilized for the calculation of Net Income per Basic and Diluted Share for the third quarters of and year-to-date 2024 and 2023:

	Third Quarter		Year-to-Date
	2024	2023	2024	2023
	(in millions)
Common Shares	233	242	237	243
Treasury Shares	(15)	(15)	(15)	(15)
Basic Shares	218	227	222	228
Effect of Dilutive Awards	1	1	1	1
Diluted Shares	219	228	223	229
Anti-dilutive Awards (a)	1	—	1	1
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
Common Stock Repurchases
2022 Share Repurchase Program
In February 2022, the Company’s Board of Directors (the “Board”) authorized a $1.5 billion share repurchase program (the “February 2022 Program”). Under the February 2022 Program, the Company repurchased the following shares of its common stock during year-to-date 2024 and 2023:

Repurchase Program	Shares Repurchased		Amount Repurchased		Average Stock Price
	2024	2023	2024	2023	2024	2023
	(in thousands)		(in millions)
February 2022	842	2,765	$39	$100	$46.08	$36.16
The February 2022 Program had no remaining authority as of May 4, 2024. There were share repurchases of $1 million reflected in Accounts Payable on the February 3, 2024 and October 28, 2023 Consolidated Balance Sheets.
2024 Share Repurchase Program
In January 2024, the Board authorized a new $500 million share repurchase program (the “January 2024 Program”). Under the January 2024 Program, the Company repurchased the following shares of its common stock during year-to-date 2024:

Repurchase Program	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in thousands)	(in millions)
January 2024	8,121	$309	$38.05
The January 2024 Program had $191 million of remaining authority as of November 2, 2024. There were share repurchases of $1 million reflected in Accounts Payable on the November 2, 2024 Consolidated Balance Sheet.
Common Stock Retirement
Shares of common stock repurchased under the February 2022 and January 2024 Programs are retired and cancelled upon repurchase. As a result, the Company retired the 8.963 million shares repurchased during year-to-date 2024, which resulted in reductions of $5 million in the par value of Common Stock, $28 million in Paid-in Capital and $315 million in Retained Earnings (Accumulated Deficit). The Company retired the 2.765 million shares repurchased year-to-date 2023, which resulted in reductions of $2 million in the par value of Common Stock, $8 million in Paid-in Capital and $90 million in Retained Earnings (Accumulated Deficit).
Dividends
The Company paid the following dividends during 2024 and 2023:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2024
First Quarter	$0.20	$45
Second Quarter	0.20	45
Third Quarter	0.20	44
Total	$0.60	$134
2023
First Quarter	$0.20	$46
Second Quarter	0.20	46
Third Quarter	0.20	45
Total	$0.60	$137
In November 2024, the Company declared its fourth quarter 2024 ordinary dividend of $0.20 per share payable on December 6, 2024 to stockholders of record at the close of business on November 22, 2024.
4. Inventories
The following table provides details of Inventories as of November 2, 2024, February 3, 2024 and October 28, 2023:

	November 2, 2024	February 3, 2024	October 28, 2023
	(in millions)
Finished Goods Merchandise	$1,003	$558	$1,035
Raw Materials and Merchandise Components	175	152	170
Total Inventories	$1,178	$710	$1,205
Inventories are principally valued at the lower of cost or net realizable value, on an average cost basis.
5. Long-lived Assets
The following table provides details of Property and Equipment, Net as of November 2, 2024, February 3, 2024 and October 28, 2023:

	November 2, 2024	February 3, 2024	October 28, 2023
	(in millions)
Property and Equipment, at Cost	$3,197	$3,123	$3,121
Accumulated Depreciation and Amortization	(2,039)	(1,903)	(1,877)
Property and Equipment, Net	$1,158	$1,220	$1,244

Depreciation expense was $69 million and $70 million for the third quarters of 2024 and 2023, respectively. Depreciation expense was $211 million and $199 million for year-to-date 2024 and 2023, respectively.
6. Income Taxes
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events.
For the third quarter of 2024, the Company’s effective tax rate was 26.7% compared to 25.3% in the third quarter of 2023. The 2024 third quarter rate was higher than the Company’s combined estimated federal and state statutory rates primarily due to accrued interest expense related to unrecognized tax benefits. The 2023 third quarter rate was consistent with the Company’s combined estimated federal and state statutory rates.
For year-to-date 2024, the Company’s effective tax rate was 17.2% compared to 24.9% for year-to-date 2023. The 2024 year-to-date rate was lower than the Company's combined estimated federal and state statutory rates primarily due to the sales of Easton investments during the second quarter of 2024, which resulted in the release of a valuation allowance on a deferred tax asset. The 2023 year-to-date rate was consistent with the Company’s combined estimated federal and state statutory rates.
Income taxes paid were $81 million and $45 million for the third quarters of 2024 and 2023, respectively. Income taxes paid were $285 million and $213 million for year-to-date 2024 and 2023, respectively.
7. Long-term Debt and Borrowing Facility
The following table provides the Company’s outstanding debt balances, net of unamortized debt issuance costs and discounts, as of November 2, 2024, February 3, 2024 and October 28, 2023:

	November 2, 2024	February 3, 2024	October 28, 2023
	(in millions)
Senior Debt with Subsidiary Guarantee
$314 million, 9.375% Fixed Interest Rate Notes due July 2025 (“2025 Notes”)	$314	$313	$312
$284 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	276	287	286
$444 million, 5.250% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	443	460	483
$482 million, 7.500% Fixed Interest Rate Notes due June 2029 (“2029 Notes”)	476	492	492
$844 million, 6.625% Fixed Interest Rate Notes due October 2030 (“2030 Notes”)	838	930	950
$802 million, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	796	806	855
$575 million, 6.750% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	571	608	609
Total Senior Debt with Subsidiary Guarantee	3,714	3,896	3,987
Senior Debt
$284 million, 6.950% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	283	293	310
$201 million, 7.600% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	200	199	200
Total Senior Debt	483	492	510
Total Debt	4,197	4,388	4,497
Current Debt	(314)	—	—
Total Long-term Debt, Net of Current Portion	$3,883	$4,388	$4,497
Repurchases of Notes
The Company did not repurchase any outstanding senior notes in the third quarter of 2024. For year-to-date 2024, the Company repurchased in the open market and extinguished $200 million principal amounts of its outstanding senior notes. The aggregate repurchase price for these notes was $202 million, resulting in a pre-tax loss of $3 million, including the write-off of unamortized issuance costs. This loss is included in Other Income in the year-to-date 2024 Consolidated Statement of Income.
During the third quarter of and year-to-date 2023, the Company repurchased in the open market and extinguished $174 million and $373 million principal amounts of its outstanding senior notes, respectively. The aggregate repurchase price for these notes were $161 million and $343 million for the third quarter of and year-to-date 2023, respectively, resulting in pre-tax gains of $12 million and $28 million, including the write-off of unamortized issuance costs, during the third quarter of and year-to-date 2023, respectively. These gains are included in Other Income in the 2023 Consolidated Statements of Income.

The following table provides details of the outstanding principal amounts of senior notes repurchased and extinguished during 2024 and 2023:

	Third Quarter		Year-to-Date
	2024	2023	2024	2023
	(in millions)
2025 Notes	$—	$—	$—	$6
2027 Notes	—	—	14	—
2028 Notes	—	14	17	14
2029 Notes	—	—	17	—
2030 Notes	—	35	94	42
2033 Notes	—	31	10	39
2035 Notes	—	78	10	139
2036 Notes	—	3	38	86
2037 Notes	—	13	—	47
Total	$—	$174	$200	$373
Asset-backed Revolving Credit Facility
The Company and certain of the Company’s 100% owned subsidiaries guarantee and pledge collateral to secure an asset-backed revolving credit facility (“ABL Facility”). The ABL Facility, which allows borrowings and letters of credit in U.S. dollars, has aggregate commitments of $750 million and an expiration date in August 2026.
Availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on the Company’s eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time the outstanding amount under the ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitment, the Company is required to repay the outstanding amounts under the ABL Facility to the extent of such excess. As of November 2, 2024, the Company’s borrowing base was $1.123 billion, and it had no borrowings outstanding under the ABL Facility.
The ABL Facility supports the Company’s letter of credit program. The Company had $10 million of outstanding letters of credit as of November 2, 2024 that reduced its availability under the ABL Facility. As of November 2, 2024, the Company’s availability under the ABL Facility was $740 million.
As of November 2, 2024, the ABL Facility fees related to committed and unutilized amounts were 0.30% per annum, and the fees related to outstanding letters of credit were 1.25% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was the Term Secured Overnight Financing Rate plus 1.25% and a credit spread adjustment of 0.10% per annum.
The ABL Facility requires the Company to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (i) $70 million or (ii) 10% of the maximum borrowing amount. As of November 2, 2024, the Company was not required to maintain this ratio.
8. Fair Value Measurements
Cash and Cash Equivalents include cash on hand, deposits with financial institutions and highly liquid investments with original maturities of less than 90 days. The Company’s Cash and Cash Equivalents are considered Level 1 fair value measurements as they are valued using unadjusted quoted prices in active markets for identical assets.
The following table provides a summary of the principal value and estimated fair value of the Company’s outstanding debt as of November 2, 2024, February 3, 2024 and October 28, 2023:

	November 2, 2024	February 3, 2024	October 28, 2023
	(in millions)
Principal Value	$4,230	$4,430	$4,542
Fair Value, Estimated (a)	4,273	4,456	4,122
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
Lease Guarantees
In connection with the spin-off of Victoria’s Secret & Co. and the disposal of a certain other business, the Company had remaining contingent obligations of $248 million as of November 2, 2024 related to lease payments under the current terms of noncancelable leases, primarily related to office space, expiring at various dates through 2037. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of these businesses. The Company’s reserves related to these obligations were not significant for any period presented.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Bath & Body Works, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheets of Bath & Body Works, Inc. (the Company) as of November 2, 2024 and October 28, 2023, the related consolidated statements of income, comprehensive income, and total equity (deficit) for the thirteen and thirty-nine week periods ended November 2, 2024 and October 28, 2023, the consolidated statements of cash flows for the thirty-nine week periods ended November 2, 2024 and October 28, 2023, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
November 26, 2024

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
Executive Overview
In the third quarter of 2024, consolidated Net Sales were $1.610 billion, which increased $48 million, or 3.0%, compared to the third quarter of 2023. Total North American Net Sales increased $56 million, primarily due to new store growth and an approximately 200 basis point benefit from the shifted fiscal calendar resulting from the 53rd week in fiscal 2023, partially offset by an $8 million decrease in International Net Sales. Our third quarter Operating Income was $218 million, which decreased $3 million, or 1%, compared to the third quarter of 2023, and our Operating Income rate (expressed as a percentage of Net Sales) decreased to 13.5% from 14.1%. The Operating Income rate declined primarily due to incremental marketing investments to drive customer acquisition and strategically planned promotional activities, partially offset by the benefits of our cost optimization work discussed below.
For additional information related to our third quarter 2024 financial performance, see “Results of Operations.”
Cost Optimization
We are focused on enhancing our operational excellence and efficiency by targeting an aggregate of $300 million of planned annual cost savings across both Gross Profit and General, Administrative and Store Operating Expenses, which is up $20 million from our previous expectations. We delivered approximately $150 million of annual cost reductions as part of this initiative in fiscal 2023, and now expect approximately $150 million in additional annual cost savings in fiscal 2024. Our cost optimization work delivered approximately $35 million and $115 million in cost savings in the third quarter of and year-to-date 2024, respectively.
Outlook
As we look ahead to the fourth quarter, the market remains competitive with a value conscious consumer. Our strategic priorities are focused on driving revenue growth through our core categories, supported by newness and innovation to create customer demand and convey the quality and value of our products. We are also focused on extending our reach by expanding and diversifying our product portfolio through category adjacencies, including men’s, hair, lip, and laundry, and expansion of off-mall stores and international geographies. We are continuing to invest in marketing, loyalty and in foundational tools and systems enabling new capabilities that we believe will increase customer engagement and provide a more seamless and convenient cross-channel shopping experience. We also continue to focus on enhancing operational excellence and efficiency through the cost optimization discussed above, which will support our strategic priorities.
Adjusted Financial Information
In addition to our results provided in accordance with GAAP above and throughout this Quarterly Report on Form 10-Q, provided below are non-GAAP measures that present Net Income and Net Income Per Diluted Share for the third quarters of and year-to-date 2024 and 2023 on an adjusted basis to remove certain items. We believe that these items are not indicative of our operations due to their size and nature.
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

The table below reconciles our GAAP financial measures to our non-GAAP financial measures:

(in millions, except per share amounts)	Third Quarter		Year-to-Date
	2024	2023	2024	2023
Reconciliation of Reported Net Income to Adjusted Net Income
Reported Net Income	$106	$119	$345	$299
Gain on Sales of Easton Investments (a)	—	—	(39)	—
Gain on Extinguishment of Debt (b)	—	(12)	—	(28)
Tax Effect of Adjustments included in Other Income	—	3	14	7
Tax Benefit from Valuation Allowance Release (c)	—	—	(44)	—
Adjusted Net Income	$106	$110	$276	$278

Reconciliation of Reported Net Income Per Diluted Share to Adjusted Net Income Per Diluted Share
Reported Net Income Per Diluted Share	$0.49	$0.52	$1.55	$1.31
Gain on Sales of Easton Investments (a)	—	—	(0.18)	—
Gain on Extinguishment of Debt (b)	—	(0.05)	—	(0.12)
Tax Effect of Adjustments included in Other Income	—	0.01	0.06	0.03
Tax Benefit from Valuation Allowance Release (c)	—	—	(0.20)	—
Adjusted Net Income Per Diluted Share	$0.49	$0.48	$1.24	$1.21
 ________________
(a)In the second quarter of 2024, we sold our investments in Easton Town Center and Easton Gateway, resulting in an aggregate pre-tax gain of $39 million (after-tax gain of $25 million), included in Other Income. For additional information, see Note 1, “Description of Business and Basis of Presentation” included in Part I, Item 1. Financial Statements.
(b)In the third quarter of and year-to-date 2023, we recognized pre-tax gains of $12 million (after-tax gain of $9 million) and $28 million (after-tax gain of $21 million), respectively, included in Other Income, related to the repurchase and extinguishment of outstanding notes. For additional information, see Note 7, “Long-term Debt and Borrowing Facility” included in Part I, Item 1. Financial Statements.
(c)In the second quarter of 2024, we recognized a $44 million tax benefit related to the release of a valuation allowance on a deferred tax asset.
Company-operated Store Data
The following table compares Company-operated U.S. store data for the third quarters of and year-to-date 2024 and 2023:

	Third Quarter			Year-to-Date
	2024	2023	% Change	2024	2023	% Change
Sales per Average Selling Square Foot (a)	$227	$226	—%	$646	$656	(2%)
Sales per Average Store (in thousands) (a)	$644	$634	2%	$1,832	$1,837	—%
Average Store Size (selling square feet)	2,842	2,817	1%
Total Selling Square Feet (in thousands)	5,039	4,879	3%
 ________________
(a)Sales per average selling square foot and sales per average store, which are indicators of store productivity, are calculated based on store sales for the period divided by the average, including the beginning and end of period, of total selling square footage and store count, respectively.
The following table represents Company-operated store data for year-to-date 2024:

	Stores			Stores
	February 3, 2024	Opened	Closed	November 2, 2024
United States	1,739	75	(41)	1,773
Canada	111	1	—	112
Total	1,850	76	(41)	1,885

Partner-operated Store Data
The following table represents Partner-operated store data for year-to-date 2024:

	Stores			Stores
	February 3, 2024	Opened	Closed	November 2, 2024
International	454	40	(15)	479
International - Travel Retail	31	1	(1)	31
Total International	485	41	(16)	510
Results of Operations
Third Quarter of 2024 Compared to Third Quarter of 2023
Net Sales
The following table provides Net Sales for the third quarter of 2024 in comparison to the third quarter of 2023:

	2024	2023	% Change
	(in millions)
Stores - U.S. and Canada (a)	$1,220	$1,168	4.4%
Direct - U.S. and Canada	321	317	1.5%
International (b)	69	77	(11.1%)
Total Net Sales	$1,610	$1,562	3.0%
 _______________
(a)Results include fulfilled buy online-pick up in store (“BOPIS”) orders.
(b)Results include royalties associated with franchised stores and wholesale sales.
For the third quarter of 2024, Net Sales increased $48 million, or 3.0%, to $1.610 billion, compared to the third quarter of 2023. Stores Net Sales increased $52 million, or 4.4%, due to new store growth, an increase in BOPIS fulfilled orders and the benefit of the shifted fiscal calendar, partially offset by the decline in average dollar sale. Direct Net Sales increased $4 million, or 1.5%, primarily driven by an increased average order size, partially offset by a decline in fulfilled orders, which was primarily due to our customers continuing to select our BOPIS option (which is recognized as store Net Sales). International Net Sales decreased $8 million, or 11.1%, driven by a decline in wholesale shipments to our franchise partners affected by the war in the Middle East.
For the third quarter of 2024, Net Sales benefited by approximately 200 basis points from the shifted fiscal calendar resulting from the 53rd week in fiscal 2023.
Gross Profit
For the third quarter of 2024, our Gross Profit increased $18 million to $700 million, and our Gross Profit rate (expressed as a percentage of Net Sales) decreased to 43.5%, from 43.6% in the third quarter of 2023. Gross Profit dollars increased due to an increase in Net Sales.
Gross Profit rate was about flat as category mix shifts drove both higher average unit retails and average unit costs. Gross Profit rate benefited from continued cost savings, offset by strategically planned promotional activities in the quarter.
General, Administrative and Store Operating Expenses
The following table provides detail for our General, Administrative and Store Operating Expenses for the third quarter of 2024 compared to the third quarter of 2023:

	2024		2023		Change
	(in millions)	% of Net Sales	(in millions)	% of Net Sales	(in millions)	% of Net Sales
Selling Expenses	$295	18.3%	$283	18.1%	$12	0.2%
Home Office and Marketing Expenses	187	11.6%	178	11.4%	9	0.2%
Total	$482	30.0%	$461	29.5%	$21	0.5%
For the third quarter of 2024, our General, Administrative and Store Operating Expenses increased $21 million to $482 million, and the rate (expressed as a percentage of Net Sales) increased to 30.0% from 29.5% in the third quarter of 2023. Our Selling Expenses increased primarily due to increases in store count and associate wages, partially offset by the benefits of our cost optimization work. Increases in Marketing Expenses, primarily due to additional spend to drive customer acquisition, were partially offset by decreases in Home Office Expenses, primarily due to discrete corporate expenses in the prior year and benefits of our cost optimization work.

The General, Administrative and Store Operating Expense rate increased primarily due to our investments in marketing and the increase in associate wages, partially offset by lapping discrete corporate expenses in the prior year and the benefits of our cost optimization work.
Other Income and Expenses
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the third quarters of 2024 and 2023:

	2024	2023
Average daily borrowings (in millions)	$4,230	$4,658
Average borrowing rate	7.3%	7.4%
For the third quarter of 2024, our Interest Expense was $77 million, compared to $84 million in the third quarter of 2023. The decrease was due to lower average daily borrowings which were driven by the repurchase and early extinguishment of outstanding notes and lower average borrowing rate.
Other Income
For the third quarter of 2024, our Other Income was $4 million, compared to $22 million in the third quarter of 2023. The decrease was primarily due to a $12 million pre-tax gain on the repurchase and early extinguishments of outstanding notes in the third quarter of 2023 and lower interest income on invested cash in the third quarter of 2024.
Provision for Income Taxes
For the third quarter of 2024, our effective tax rate was 26.7% compared to 25.3% in the third quarter of 2023. The 2024 third quarter rate was higher than our combined estimated federal and state statutory rates primarily due to accrued interest expense related to unrecognized tax benefits. The 2023 third quarter rate was consistent with our combined estimated federal and state statutory rates.
Results of Operations
Year-to-Date 2024 Compared to Year-to-Date 2023
For year-to-date 2024, Operating Income decreased $1 million to $588 million, from $589 million year-to-date 2023, and the Operating Income rate (expressed as a percentage of Net Sales) remained flat at 13.0%. The drivers of the year-to-date Operating Income results are discussed in the following sections.
Net Sales
The following table provides Net Sales for year-to-date 2024 in comparison to year-to-date 2023:

	2024	2023	% Change
	(in millions)
Stores - U.S. and Canada (a)	$3,425	$3,345	2.4%
Direct - U.S. and Canada	879	926	(5.0%)
International (b)	216	246	(12.5%)
Total Net Sales	$4,520	$4,517	—%
 _______________
(a)Results include fulfilled BOPIS orders.
(b)Results include royalties associated with franchised stores and wholesale sales.
For year-to-date 2024, Net Sales increased $3 million to $4.520 billion, which was about flat to year-to-date 2023. Stores Net Sales increased $80 million, or 2.4%, primarily due to new store growth, an increase in BOPIS fulfilled orders and the benefit of the shifted fiscal calendar, partially offset by the decline in average dollar sale. Direct Net Sales decreased $47 million, or 5.0%, driven by a decline in fulfilled orders, which was primarily due to our customers continuing to select our BOPIS option (which is recognized as store Net Sales), partially offset by an increased average order size. We completed our rollout of BOPIS capabilities to our U.S. stores in the first quarter of 2023. International Net Sales decreased $30 million, or 12.5%, driven by a decline in wholesale shipments to our franchise partners affected by the war in the Middle East.
For year-to-date 2024, Net Sales benefited by approximately 140 basis points from the shifted fiscal calendar resulting from the 53rd week in fiscal 2023.

Gross Profit
For year-to-date 2024, our Gross Profit increased $34 million to $1.933 billion, and our Gross Profit rate (expressed as a percentage of Net Sales) increased to 42.8% from 42.0% year-to-date 2023. Gross Profit dollars and rate increased primarily due to an increase in the merchandise margin rate, driven by cost saving initiatives and mix, partially offset by our continued investment in product formulations and packaging innovation and strategically planned promotional activities.
General, Administrative and Store Operating Expenses
The following table provides detail for our General, Administrative and Store Operating Expenses for year-to-date 2024 compared to year-to-date 2023:

	2024		2023		Change
	(in millions)	% of Net Sales	(in millions)	% of Net Sales	(in millions)	% of Net Sales
Selling Expenses	$803	17.8%	$779	17.2%	$24	0.5%
Home Office and Marketing Expenses	542	12.0%	531	11.8%	11	0.2%
Total	$1,345	29.8%	$1,310	29.0%	$35	0.8%
For year-to-date 2024, our General, Administrative and Store Operating Expenses increased $35 million to $1.345 billion, and the rate (expressed as a percentage of Net Sales) increased to 29.8% from 29.0%. Our Selling Expenses increased primarily due to increases in associate wages, store count and BOPIS fees, partially offset by the benefits of our cost optimization work. Increases in Marketing Expenses, primarily due to additional spend to drive customer acquisition, were partially offset by decreases in Home Office Expenses, primarily due to discrete corporate expenses in the prior year and benefits of our cost optimization work.
The General, Administrative and Store Operating Expense rate increased primarily due to our investments in marketing and the increase in associate wages, partially offset by lapping discrete corporate expenses in the prior year and the benefits of our cost optimization work.
Other Income and Expenses
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for year-to-date 2024 and 2023:

	2024	2023
Average daily borrowings (in millions)	$4,291	$4,774
Average borrowing rate	7.3%	7.3%
For year-to-date 2024, our Interest Expense was $236 million, compared to $259 million for year-to-date 2023. The decrease was due to lower average daily borrowings, which were driven by the repurchase and early extinguishment of outstanding notes.
Other Income
For year-to-date 2024, our Other Income was $65 million, compared to $68 million for year-to-date 2023. Included in year-to-date 2024 is a $39 million pre-tax gain on sales of certain Easton investments in the second quarter of 2024 and the recognition of a $3 million pre-tax loss on extinguishment of outstanding notes. Included in year-to-date 2023 is a $28 million pre-tax gain on the repurchase and early extinguishments of outstanding notes. The remaining difference in Other Income between the periods was primarily due to lower interest income on invested cash during the year-to-date 2024.
Provision for Income Taxes
For year-to-date 2024, our effective tax rate was 17.2% compared to 24.9% for year-to-date 2023. The 2024 year-to-date rate was lower than our combined estimated federal and state statutory rates primarily due to the sales of Easton investments during the second quarter of 2024, which resulted in the release of a valuation allowance on a deferred tax asset. The 2023 year-to-date rate was consistent with our combined estimated federal and state statutory rates.

FINANCIAL CONDITION
Liquidity and Capital Resources
Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements, future common stock and debt repurchases, and capital expenditures. Our cash provided from operations is impacted by our net income and working capital changes. Our net income is impacted by, among other things, sales volume, seasonal sales patterns, success of new product introductions and product and market expansions, profit margins, income taxes and inflationary pressures. Our sales are highest during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the summer and fall months as inventory builds in anticipation of the holiday period. Our cash and cash equivalents held by foreign subsidiaries were $47 million as of November 2, 2024.
We repurchased and extinguished $200 million principal amount of our outstanding senior notes for an aggregate price of $202 million during year-to-date 2024. Additionally, we repurchased 8.963 million shares of our common stock for $348 million during year-to-date 2024. We may, from time to time, repurchase, or otherwise retire, additional debt or shares of our common stock, as applicable.
We believe that our current cash position, our cash flows generated from operations and our borrowing capacity under our asset-backed revolving credit facility (“ABL Facility”) will be sufficient to meet our liquidity needs, including capital expenditure requirements, for at least the next twelve months.
Cash Flows
The following table provides a summary of our cash flow activity during year-to-date 2024 and 2023:

	2024	2023
	(in millions)
Cash and Cash Equivalents, Beginning of Year	$1,084	$1,232
Net Cash Flows (Used for) Provided by Operating Activities	(69)	28
Net Cash Flows Used for Investing Activities	(114)	(239)
Net Cash Flows Used for Financing Activities	(710)	(609)
Net Decrease in Cash and Cash Equivalents	(893)	(820)
Cash and Cash Equivalents, End of Period	$191	$412
Operating Activities
Net cash used for operating activities for year-to-date 2024 was $69 million, including net income of $345 million. Net income included depreciation of $211 million, impacts to deferred income taxes of $103 million, an aggregate pre-tax gain on sales of certain Easton investments of $39 million, and share-based compensation expense of $31 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal changes in Inventories (and related increases in Accounts Payable) as we build our inventory levels in anticipation of the holiday season, which generates a substantial portion of our operating cash flow for the year, and Income Taxes Payable, due to seasonal tax payments.
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
Investing Activities
Net cash used for investing activities for year-to-date 2024 was $114 million primarily related to capital expenditures of $166 million, partially offset by aggregate cash proceeds, net of fees, of $40 million related to the sales of certain Easton investments. The capital expenditures included approximately $115 million related to new, primarily off-mall, stores and remodels of existing stores, approximately $30 million for various IT projects primarily to support the growth and profitability of our business, and approximately $20 million related to distribution and logistics capabilities.

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
In 2024, our top priority remains driving sustainable, long-term, profitable growth through investments in the business. To support this, we are planning investments totaling approximately $250 million during the year, the vast majority of which will be reported as capital expenditures, and our priorities remain investments in brick-and-mortar stores and in technology.
Financing Activities
Net cash used for financing activities for year-to-date 2024 was $710 million, primarily consisting of $349 million for share repurchases, $202 million for open market debt repurchases, dividend payments of $0.60 per share, or $134 million, and $16 million of tax payments related to share-based awards.
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
Common Stock Repurchases
2022 Share Repurchase Program
In February 2022, our Board authorized a $1.5 billion share repurchase program (the “February 2022 Program”). Under the February 2022 Program, we repurchased the following shares of our common stock during year-to-date 2024 and 2023:

Repurchase Program	Shares Repurchased		Amount Repurchased		Average Stock Price
	2024	2023	2024	2023	2024	2023
	(in thousands)		(in millions)
February 2022	842	2,765	$39	$100	$46.08	$36.16
The February 2022 Program had no remaining authority as of May 4, 2024. There were share repurchases of $1 million reflected in Accounts Payable on the February 3, 2024 and October 28, 2023 Consolidated Balance Sheets.
2024 Share Repurchase Program
In January 2024, our Board authorized a new $500 million share repurchase program (the “January 2024 Program”). Under the January 2024 Program, we repurchased the following shares of our common stock during year-to-date 2024:

Repurchase Program	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in thousands)	(in millions)
January 2024	8,121	$309	$38.05
The January 2024 Program had $191 million of remaining authority as of November 2, 2024. There were share repurchases of $1 million reflected in Accounts Payable on the November 2, 2024 Consolidated Balance Sheet.
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

We paid the following dividends during 2024 and 2023:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2024
First Quarter	$0.20	$45
Second Quarter	0.20	45
Third Quarter	0.20	44
Total	$0.60	$134
2023
First Quarter	$0.20	$46
Second Quarter	0.20	46
Third Quarter	0.20	45
Total	$0.60	$137
In November 2024, we declared our fourth quarter 2024 ordinary dividend of $0.20 per share payable on December 6, 2024 to stockholders of record at the close of business on November 22, 2024.
Long-term Debt and Borrowing Facility
The following table provides our outstanding debt balances, net of unamortized debt issuance costs and discounts, as of November 2, 2024, February 3, 2024 and October 28, 2023:

	November 2, 2024	February 3, 2024	October 28, 2023
	(in millions)
Senior Debt with Subsidiary Guarantee
$314 million, 9.375% Fixed Interest Rate Notes due July 2025 (“2025 Notes”)	$314	$313	$312
$284 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	276	287	286
$444 million, 5.250% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	443	460	483
$482 million, 7.500% Fixed Interest Rate Notes due June 2029 (“2029 Notes”)	476	492	492
$844 million, 6.625% Fixed Interest Rate Notes due October 2030 (“2030 Notes”)	838	930	950
$802 million, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	796	806	855
$575 million, 6.750% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	571	608	609
Total Senior Debt with Subsidiary Guarantee	3,714	3,896	3,987
Senior Debt
$284 million, 6.950% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	283	293	310
$201 million, 7.600% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	200	199	200
Total Senior Debt	483	492	510
Total Debt	4,197	4,388	4,497
Current Debt	(314)	—	—
Total Long-term Debt, Net of Current Portion	$3,883	$4,388	$4,497
Repurchases of Notes
We did not repurchase any outstanding senior notes in the third quarter of 2024. For year-to-date 2024, we repurchased in the open market and extinguished $200 million principal amounts of our outstanding senior notes. The aggregate repurchase price for these notes was $202 million, resulting in a pre-tax loss of $3 million, including the write-off of unamortized issuance costs. This loss is included in Other Income in the year-to-date 2024 Consolidated Statement of Income.
During the third quarter of and year-to-date 2023, we repurchased in the open market and extinguished $174 million and $373 million principal amounts of our outstanding senior notes, respectively. The aggregate repurchase price for these notes were $161 million and $343 million for the third quarter of and year-to-date 2023, respectively, resulting in pre-tax gains of $12 million and $28 million, including the write-off of unamortized issuance costs, during the third quarter of and year-to-date 2023, respectively. These gains are included in Other Income in the 2023 Consolidated Statements of Income.

The following table provides details of the outstanding principal amounts of senior notes repurchased and extinguished during 2024 and 2023:

	Third Quarter		Year-to-Date
	2024	2023	2024	2023
	(in millions)
2025 Notes	$—	$—	$—	$6
2027 Notes	—	—	14	—
2028 Notes	—	14	17	14
2029 Notes	—	—	17	—
2030 Notes	—	35	94	42
2033 Notes	—	31	10	39
2035 Notes	—	78	10	139
2036 Notes	—	3	38	86
2037 Notes	—	13	—	47
Total	$—	$174	$200	$373
Asset-backed Revolving Credit Facility
We and certain of our 100% owned subsidiaries guarantee and pledge collateral to secure the ABL Facility. The ABL Facility, which allows borrowings and letters of credit in U.S. dollars, has aggregate commitments of $750 million and an expiration date in August 2026.
Availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on our eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time the outstanding amount under the ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitment, we are required to repay the outstanding amounts under the ABL Facility to the extent of such excess. As of November 2, 2024, our borrowing base was $1.123 billion, and we had no borrowings outstanding under the ABL Facility.
The ABL Facility supports our letter of credit program. We had $10 million of outstanding letters of credit as of November 2, 2024 that reduced our availability under the ABL Facility. As of November 2, 2024, our availability under the ABL Facility was $740 million.
As of November 2, 2024, the ABL Facility fees related to committed and unutilized amounts were 0.30% per annum, and the fees related to outstanding letters of credit were 1.25% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was the Term Secured Overnight Financing Rate plus 1.25% and a credit spread adjustment of 0.10% per annum.
The ABL Facility requires us to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (i) $70 million or (ii) 10% of the maximum borrowing amount. As of November 2, 2024, we were not required to maintain this ratio.
Credit Ratings
The following table provides our credit ratings as of November 2, 2024:

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

SUMMARIZED BALANCE SHEETS	November 2, 2024	February 3, 2024
	(in millions)
ASSETS
Current Assets (a)	$2,206	$2,545
Noncurrent Assets	2,501	2,554

LIABILITIES
Current Liabilities (b)	$2,820	$2,935
Noncurrent Liabilities (c)	5,072	5,650
 _______________
(a)Includes amounts due from non-Guarantor subsidiaries of $631 million and $622 million as of November 2, 2024 and February 3, 2024, respectively.
(b)Includes amounts due to non-Guarantor subsidiaries of $1.492 billion and $1.905 billion as of November 2, 2024 and February 3, 2024, respectively.
(c)Includes amounts due to non-Guarantor subsidiaries of $60 million as of November 2, 2024.

YEAR-TO-DATE 2024 SUMMARIZED STATEMENT OF INCOME	(in millions)
Net Sales (a)	$4,320
Gross Profit	1,784
Operating Income	527
Income Before Income Taxes	312
Net Income (b)	252
 _______________
(a)Includes net sales of $145 million to non-Guarantor subsidiaries.
(b)Includes a net loss of $4 million related to transactions with non-Guarantor subsidiaries.

Contingent Liabilities and Contractual Obligations
Lease Guarantees
In connection with the spin-off of Victoria’s Secret & Co. and the disposal of a certain other business, we had remaining contingent obligations of $248 million as of November 2, 2024 related to lease payments under the current terms of noncancelable leases, primarily related to office space, expiring at various dates through 2037. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of these businesses. Our reserves related to these obligations were not significant for any period presented.

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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures, that expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance, and applies to companies with a single reportable segment. The standard is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are finalizing our assessment of the impact of adopting this standard and expect to have additional disclosures in our Form 10-K for the fiscal year ended February 1, 2025.
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
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, that requires disclosures of disaggregated information about certain income statement expense line items on an annual and interim basis. This standard is effective for fiscal years beginning after December 15, 2026, with early adoption permitted, and will be applied prospectively, with the option to apply retrospectively. We are currently evaluating the impact of adopting this standard on our disclosures.
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
All of our outstanding debt as of November 2, 2024 has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. Our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows.
Fair Value of Financial Instruments
The following table provides a summary of the principal value and estimated fair value of our outstanding debt as of November 2, 2024, February 3, 2024 and October 28, 2023:

	November 2, 2024	February 3, 2024	October 28, 2023
	(in millions)
Principal Value	$4,230	$4,430	$4,542
Fair Value, Estimated (a)	4,273	4,456	4,122
 _______________
(a)    The estimated fair values are based on reported transaction prices and are not necessarily indicative of the amounts that we could realize in a current market exchange.
As of November 2, 2024, we believe that the carrying values of our Accounts Receivable, Accounts Payable and Accrued Expenses approximate their fair values because of their short maturities.
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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Fair and Accurate Credit Transactions Act Cases
We were named as a defendant in two putative class actions: Smidga, et al. v. Bath & Body Works, LLC in the Allegheny County, Pennsylvania Court of Common Pleas and Dahlin v. Bath & Body Works, LLC in the Santa Barbara County, California Superior Court. The complaints each alleged that we violated the Fair and Accurate Credit Transactions Act by printing more than the last five digits of credit or debit card numbers on customers’ receipts and, among other things, sought statutory damages, attorneys’ fees and costs. We reached an agreement with the plaintiffs in these cases that resolves both matters. The cases were consolidated in the Allegheny County, Pennsylvania Court of Common Pleas, which issued final approval of the settlement on October 24, 2024. The resolution of these claims had no material adverse effect on our results of operations, financial condition or cash flows.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the repurchases of our common stock during the third quarter of 2024:

Fiscal Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
August 2024	1,417	$32.60	1,413	$243,750
September 2024	1,223	29.14	1,220	208,192
October 2024	569	30.32	567	190,985
Total	3,209		3,200
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
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
None of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(c) of Regulation S-K) during the third quarter of 2024.

Item 6. EXHIBITS

Exhibits

10.1	Letter Agreement between the Company and Julie Rosen, dated October 21, 2024.
15	Letter regarding Unaudited Interim Financial Information regarding Incorporation of Report of Independent Registered Public Accounting Firm.

22	List of Guarantor Subsidiaries.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BATH & BODY WORKS, INC.
(Registrant)
By:	/s/ Eva C. Boratto
Eva C. Boratto Chief Financial Officer *
Date: November 26, 2024
*    Ms. Boratto is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.