Form 10-K
period 2025-02-01
Bath & Body Works, Inc.
filed 2025-03-14
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2025
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
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $7.3 billion.
Number of shares outstanding of the registrant’s Common Stock as of March 7, 2025: 214,225,864.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS.
General
The company, which was founded in 1963 in Columbus, Ohio, has evolved over time from an apparel-based specialty retailer to a global leader in personal care and home fragrance making the world a brighter, happier place through the power of fragrance. For more than 30 years, customers have looked to Bath & Body Works for quality, on-trend products and the newest, freshest fragrances which has positioned us as a global leader in personal care and home fragrance. We sell home fragrance, body care and soap and sanitizer products under the Bath & Body Works®, White Barn® and other brand names. We care about our customers and believe in giving them a reason to celebrate with fragrance every day. We remain committed to improving our communities and fostering an environment that is focused on delivering exceptional fragrances and experiences to our customers. We offer a breadth of exclusive fragrances for the body and home, including top-selling collections for 3-wick candles, home fragrance diffusers, fine fragrance mists, liquid hand soaps, body lotions and body creams.
As of February 1, 2025, our merchandise was sold through 1,895 Company-operated stores and e-commerce sites in the United States of America (“U.S.”) and Canada, and in 529 stores and 31 e-commerce sites in more than 45 other countries operating under franchise, license and wholesale arrangements.
Throughout this Annual Report on Form 10-K, we refer to Bath & Body Works, Inc. as “we” and the “Company.”
Fiscal Year
We utilize the retail calendar for reporting and our fiscal year ends on the Saturday nearest to January 31. As a result, “2024” refers to the 52-week period ended February 1, 2025, “2023” refers to the 53-week period ended February 3, 2024 and “2022” refers to the 52-week period ended January 28, 2023.
Strategic Priorities
Our management team is focused on strengthening our operational foundation while building a platform for sustained success to deliver top- and bottom-line growth and long-term shareholder value. Our key strategic priorities include:
•Accelerating top-line growth;
•Enhancing operational excellence and efficiency through disciplined cost management and a continuous improvement mindset; and
•Strengthening our financial position through strong cash flow generation and disciplined capital allocation, ensuring we invest for growth while delivering returns to shareholders.
In our pursuit of accelerating top-line growth, we are focused on product innovation, marketing and technology, while also extending our reach through adjacencies and international expansion. Foundational to these growth drivers is the creation of great products and continuing to deliver innovation, newness and elevated experiences for our customers.
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
We are continuously offering innovation and newness to customers through compelling product introductions paired with exciting marketing activities. During 2024, we rolled out Everyday Luxuries, our prestige-inspired line of fine fragrance mists, and we view it as a platform to drive long-term growth and expect to expand the collection in 2025. We also believe that adjacencies are an opportunity to expand our product portfolio, applying our fragrance expertise and leadership to large addressable markets. Another key element across our core business is collaborations, which allow us to deliver highly differentiated storytelling that generates top-of-mind brand awareness with existing and new customers, drive traffic and enhance our cultural relevancy. In 2024, we launched collaborations with leading brands in pop culture through partnerships and plan to continue to build upon this strategy in 2025.
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
During 2024, we created a new store design type called Gingham+, which is a refreshed in-store experience that is highly customer-centric and creates an easy and seamless shopping experience. This new format, which we have adopted for all new and renovated stores, has resonated very well with our customers and yielded operational efficiencies. Additionally, our buy online pick up in store (“BOPIS”) option continues to grow as our customers appreciate the convenience. As we look forward, we are investing in the capabilities to allow for greater capacity and efficiencies, including additional storage and technology enhancements.
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
We are prioritizing enhancements to our digital personalization capabilities to build and implement a more tailored and targeted approach to marketing and promotions, one that is rooted in data, analytics and customer segmentation. In 2024, we added “Gingham Genius,” an artificial intelligence-powered tool that helps customers find their perfect fragrance, product or gift. We have updated the quantity selector to create a more seamless shopping experience and expanded our targeted offers and products to increase conversion. Lastly, we have adopted a real-time abandon cart email that alerts customers right away when they leave product in carts to enable a quick purchase. We continue to leverage personalized product recommendations based on shopping behavior and customized headers to welcome recognized users by name and highlight their loyalty account balance. By adding personalized landing pages, immersive content, and product recommendations, we plan to acquire more customers, increase retention of existing customers and drive more discovery and larger basket sizes.
Loyalty Program
Our loyalty program is a critical tool for engaging with our customers and meeting them where they are. As of February 1, 2025, we had approximately 39 million active members of our loyalty program. Active members of our loyalty program represent loyalty program members who have purchased at least once directly from the Company during the preceding twelve-month period. In 2024, nearly 80% of our U.S. sales came from our loyalty members, and our loyalty members continue to outperform non-loyalty members, leading to increased spend, trips, cross-channel purchases and higher retention. During 2024, our reward redemption rate increased, reflecting the strength of the program. We have planned enhancements to the program in 2025, which we believe will drive further improvements to redemption.
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
While our Company-owned distribution centers located in central Ohio are core to our operations, we also utilize third-party distribution centers located throughout North America to position inventory geographically closer to our customers. In addition, we operate a leased direct channel fulfillment center located near Columbus, Ohio. This facility has 1.1 million square feet of space and state-of-the-art fulfillment capabilities to support our direct business (also referred to as digital or e-commerce) and enhanced fulfillment capabilities for our business. Finally, we also utilize third party-operated direct channel fulfillment centers throughout North America to support our needs.
Experienced and Committed Management Team
Our senior management team has significant retail and business experience at Bath & Body Works, Inc. and other companies such as Unilever, Avon Products, The Estée Lauder Companies, Ford Motor Company, CVS Health, Merck, Madewell, J.Crew, Carter’s, Hasbro and Mattel.
Real Estate
Company-operated Stores
We have a diversified store portfolio in the U.S. and Canada across venue tiers and types, and as a result of our strong brand and established retail presence, have been able to lease high-traffic locations in most retail centers in which we operate. We proactively manage our stores and adjust our investment levels based on individual store and fleet performance.
The following table provides the number of our Company-operated retail stores as of February 1, 2025 and February 3, 2024:

	February 1, 2025	February 3, 2024
United States	1,782	1,739
Canada	113	111
Total	1,895	1,850
The following table provides the changes in the number of our Company-operated retail stores for the past three fiscal years:

	Beginning of Year	Opened	Closed	End of Year
2024	1,850	106	(61)	1,895
2023	1,802	95	(47)	1,850
2022	1,755	95	(48)	1,802
Over time, we expect low-single digit annual increases in North American square footage. We plan to open new stores in emerging non-mall venues or as replacement stores for non-viable malls, while closing stores in non-viable or declining malls. In 2024, we successfully transitioned to become a predominantly off-mall retailer with 57% of our North American store fleet located in off-mall locations as of February 1, 2025. We are continuing our off-mall expansion to limit our exposure to vulnerable mall locations, with a target mix of 75% off-mall over time given continued consumer preference.
During 2024, we opened 106 new North American stores, nearly all in off-mall locations, and permanently closed 61 stores, predominantly in malls, which, when combined with store remodel activity, resulted in net square footage growth of 3%. In 2025, we expect North American square footage growth of between 2% and 3%.
Additional Information
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

The following table provides the number of international stores operated by our partners as of February 1, 2025 and February 3, 2024:

	February 1, 2025	February 3, 2024
International	494	454
International - Travel Retail	35	31
Total (a)	529	485
________________
(a)Includes store locations only and does not include kiosks, shop-in-shops, gondola or beauty counter locations.
Additionally, our partners operated 31 international e-commerce sites as of February 1, 2025, compared to 28 as of February 3, 2024.
Merchandise Vendors
During 2024, we purchased merchandise from approximately 100 vendors, primarily located in the U.S. Our largest vendor supplied approximately 15% of our total merchandise purchases (on a dollar basis) during 2024, while no other single vendor accounted for more than 10% of our merchandise purchases (on a dollar basis). Our five largest vendors supplied approximately 40% of our total merchandise purchases (on a dollar basis) on a combined basis during 2024.
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
Information Systems
Our information systems consist of a full range of retail, financial and merchandising applications. These applications are related to point-of-sale, e-commerce, merchandising, marketing, planning, sourcing, logistics, inventory management, data security and support systems, including human resources and finance applications. We substantially completed our information technology (“IT”) separation from Victoria’s Secret & Co. (“Victoria’s Secret”) during the second quarter of 2023, and completed all remaining separation activities in 2024.
In connection with the IT separation from Victoria’s Secret, we have undertaken a multi-year project to significantly upgrade our digital and information technology systems, capabilities and organization to, among other things, advance our data analytics capabilities, enhance our in-store and online customer experience, enable us to more effectively personalize our marketing, shopping, and promotional experiences, streamline our IT and digital operations and enable us to work more efficiently (the “IT Transformation Project”). We believe successful execution of the IT Transformation Project will enhance our omnichannel capabilities and support the growth and profitability of our business while also enhancing the security of, and otherwise reducing risks associated with, our IT systems. Our technology roadmap remains on-track, as we enhance our systems and put in place foundational tools to enable more personalization and seamless customer engagement to drive long-term growth.
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
We work to create a culture of inclusion where all associates can contribute their unique skills and abilities and where differences are embraced and celebrated. The Human Capital & Compensation Committee of our Board of Directors (the “Board”) oversees, among other things, the Company’s programs, policies, practices and strategies relating to culture, talent, equal employment opportunities and the Company’s executive compensation programs. In addition, our Board oversees the talent review and succession planning process for our Chief Executive Officer and other senior level critical roles.
Workforce Demographics
As of February 1, 2025, we employed approximately 59,200 associates, none of whom were covered by a collective bargaining agreement. Approximately 94% of our associates work in our stores, with the remainder working in our home office or distribution and fulfillment centers. The following table includes demographic information related to the full-time status or part-time status (which are associates who work less than 40 hours a week) of our associates as of February 1, 2025:

Work Status	Number of Associates
Full-time	8,975
Part-time	50,235
Total	59,210
Focus on Inclusion
We champion an inclusive work environment with a focus on attracting, engaging and developing talent. By continuing to encourage and support a workplace environment where inclusion is valued, we believe we can serve our customers better, as well as attract and retain highly talented associates. We also strive to give all our team members access to opportunities, which includes career advancement opportunities and competitive wages.
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
In 2024, we continued our focus on ensuring associate well-being by promoting our wellness center in our Columbus, Ohio headquarters, which provides accessible, low-cost medical care, physical therapy and an on-site pharmacy to our associates, and by expanding our employee assistance program to all seasonal associates. In addition, we expanded DailyPay from our distribution and fulfillment centers to include our associates in stores. DailyPay provides earlier access to associates’ earned wages as needed.
As part of our caring culture, our associates help fellow associates going through extreme personal hardships through the Bath & Body Works Associates for Associates Emergency Fund (“A4A”). Administered by the Columbus Foundation with funds donated by associates and matched by the Bath & Body Works Foundation, A4A provides monetary aid and/or make community resources available to associates facing crisis, such as fire destruction, a serious medical condition or a natural disaster. During 2024, the A4A fund awarded over $585,000 in grants to over 400 associates.
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
Code of Conduct
We have a written Code of Conduct that is based on our values and is a resource which establishes standards for associate conduct that reinforce the Company’s commitment to integrity and ethical conduct. All associates are required to complete a Code of Conduct training course and certify their compliance annually.
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
Three Limited Parkway
Columbus, Ohio 43230

ITEM 1A. RISK FACTORS.
We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by our Company or our management involve risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “planned,” “potential,” “target,” “goal” and any similar expressions may identify forward-looking statements. Risks associated with the following factors, among others, in some cases have affected and, in the future, could affect our financial performance and actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by the Company or our management:
•general economic conditions, inflation, tariffs, consumer confidence, consumer spending patterns and market disruptions including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises or other major events, or the prospect of these events;
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

•our ability to comply with laws, regulations, standards, technology platform rules or other requirements related to data privacy and cybersecurity;
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
In addition to the other information set forth in this report, the reader should carefully consider the following factors which could materially affect our business, results of operations, financial condition and/or cash flows. The risks described below are not our only risks. Additional risks and uncertainties not currently known or that are currently deemed to be immaterial may also adversely affect our business, results of operations, financial condition and/or cash flows in a material way.
Risks related to our business:
Our net sales, results of operations and cash flows are sensitive to, have been affected by and may in the future be further impacted by, general economic conditions, inflation, tariffs, consumer confidence, consumer spending patterns, significant health hazards or pandemics, severe weather or other market disruptions.
Our net sales, results of operations, cash flows and future growth may be affected by local, regional, national or international political or economic trends or developments that can reduce consumers’ ability or willingness to spend or alter consumer behavior and spending patterns. These trends and developments (including tariffs), which can vary substantially by country, include political, financial or social instability or conditions, geopolitical events, corruption, anti-American sentiment, social and ethnic unrest, military conflicts and terrorism, as well as changes in general economic conditions (including unemployment levels, inflation and market volatility). For example, during 2022, 2023 and 2024, the global economy was negatively impacted by high inflation rates, which has resulted in higher prices that have negatively impacted and may continue to negatively impact consumer demand. In addition, market disruptions due to natural disasters, significant health hazards or pandemics or other major events or the prospect of these events could also impact or shift consumer spending and sentiment. Extreme weather conditions in the areas in which our stores are located, particularly in markets where we have multiple stores, or in the central Ohio region where most of our third-party manufacturers and our distribution centers are located, have adversely affected and could in the future adversely affect our business. During periods when economic or market conditions are unsettled or weak, purchases of our products have declined, and may in the future further decline. In such circumstances, we have increased, and may in the future continue to increase, the number of promotional sales which, when combined with inflationary cost pressures, have negatively affected our merchandise margin rates and, in the future, could have a material adverse effect on our results of operations, financial condition and cash flows.
Our net sales, operating income, cash and inventory levels fluctuate on a seasonal basis.
We experience major seasonal fluctuations in our net sales and operating income, with a significant portion of our operating income and cash flows typically realized during the fourth quarter holiday season. Any decrease in sales or margins during this critical period could have a material adverse effect on our results of operations, financial condition and cash flows.
Seasonal fluctuations also affect our cash and inventory levels since we usually order merchandise in advance of peak selling periods and sometimes before new trends are confirmed by customer purchases. We must carry a significant amount of inventory, especially before the holiday season selling period. If we are not successful in selling inventory, we may have to sell the inventory at significantly reduced prices or may not be able to sell the inventory at all, which could have a material adverse effect on our results of operations, financial condition and cash flows.
We may be impacted by our ability to attract, develop and retain qualified associates and manage labor-related costs.
We believe one of our competitive advantages is providing positive, engaging and satisfying experiences for our diverse customer base, which requires us to have highly trained, engaged and diverse associates. Our success depends in part upon our ability to attract, develop and retain a sufficient number of qualified associates, including, but not limited to, store personnel, associates in our home office, distribution and fulfillment centers and key product and support talent. The turnover rate in the retail industry is generally high, and qualified individuals of the requisite caliber and number needed to fill these positions have been in short supply in some areas. Competition for such qualified individuals and shifts in the labor market, including availability of skilled talent, and continued changes and complexity in labor and healthcare laws have caused us to incur higher labor costs, and such increases in labor costs could continue in the future. Our inability to recruit a sufficient number of qualified individuals in the future may, among other things, delay planned openings of new stores, affect the speed with which we expand, or negatively impact our ability to timely and efficiently fulfill orders, to develop new merchandise and to launch new product lines. Delayed store openings, significant increases in associate turnover rates or significant increases in labor-related costs could have a material adverse effect on our results of operations, financial condition and cash flows.
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
We may experience changes in key leadership or key positions in the future. The departure of key personnel can result in the loss of significant knowledge and experience. This loss of knowledge, expertise and experience can be mitigated through successful internal succession planning or external hiring and transition, but there can be no assurance that we will be successful in such efforts. Attracting and retaining qualified senior leadership may be more challenging under adverse business conditions. Failure to attract and retain the right talent or to smoothly manage the transition of responsibilities resulting from such turnover could affect our ability to meet our goals and may cause us to miss performance objectives or financial targets or disrupt our relationships with our customers, vendors or other third parties.
Our net sales depend on a volume of traffic to our stores and the availability of suitable lease space.
More than half of our stores are located in off-mall retail shopping areas with the remainder located in malls and other types of retail centers. Sales at these stores are derived, in part, from the volume of consumer traffic in those retail areas. Our stores benefit from the ability of the retail center and other attractions in an area, including “destination” retail stores, to generate consumer traffic in the vicinity of our stores. Sales volume and retail traffic may be adversely affected by factors that we cannot control, such as economic downturns, including due to inflationary or tariff pressures, or changes in consumer demographics in a particular area, consumer trends away from brick-and-mortar retail toward online shopping, competition from internet and other retailers and other retail areas where we do not have stores, significant health hazards or pandemics, the closing of other stores or the decline in popularity or safety in the shopping areas where our stores are located and the deterioration in the financial condition of the operators or developers of the shopping areas in which our stores are located.
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
Our continued growth and success depend in part on new store openings and existing store remodels and expansions.
Our continued growth and success depend in part on our ability to open and operate new, primarily off-mall stores and expand and remodel existing stores on a timely and profitable basis. Accomplishing our new and existing store expansion goals will depend upon a number of factors, including the ability to partner with developers and landlords to obtain suitable sites for new and expanded stores at acceptable costs and on acceptable timelines, the hiring and training of qualified personnel and the integration of new stores into existing operations. There can be no assurance we will be able to achieve our store expansion goals, manage our growth effectively, successfully integrate the planned new stores into our operations or operate our new, remodeled and expanded stores profitably. These risks could have a material adverse effect on our ability to grow and our results of operations, financial condition and cash flows.
Our international operations and our plans for international expansion include risks that could impact our results and reputation.
We intend to continue to operate internationally and further expand in our existing markets and into new international markets, including through franchise and other distribution-related partner arrangements. The risks associated with international markets include, among others, difficulties in attracting customers due to a lack of customer familiarity with our brand, our ability to comply with international laws and regulations, our lack of familiarity with local customer preferences, cultures or religious norms and seasonal differences in the international markets. Any of these difficulties may lead to disruption in the overall timing of our international expansion efforts, lower sales than we anticipate and increased costs. Further, entry into other markets may bring us into competition with new competitors or with existing competitors with an established presence in such markets. Such expansions will also have upfront investment costs, some of which may be significant, that may not be accompanied by sufficient revenues to achieve expected operational and financial performance. Other risks include general economic conditions in specific countries or markets, reliance on franchise partners, service providers and other distribution-related partners that we do not control, volatility in the geopolitical landscape (including social and ethnic unrest, military conflicts and terrorism), anti-American sentiment, foreign governmental regulation and enforcement (including the risks of local tariffs and operating in markets in which there are uncertainties regarding the interpretation and enforceability of legal requirements and the enforceability of contract rights and intellectual property rights), legal actions, disruptions or delays in shipments, restrictions on the repatriation of funds held internationally, occurrence of significant health hazards or pandemics, changes in diplomatic and trade relationships and political instability. For example, the conflict in the Middle East has resulted in unpredictable conditions in the region and around the world, and has affected, and may continue to affect, our business and operations as a result of, among other things, the economic consequences and disruptions from such conflict, supply chain availability, consumer boycotts of Western brands, and consumer reaction to perceived acts or failures to act by us or our franchise partners including commencing and/or maintaining operations in countries or regions that are linked to such conflicts.
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
Our direct channel (also referred to as digital or e-commerce) is subject to numerous risks that could have a material adverse effect on our results of operations, financial condition and cash flows. Such risks include, but are not limited to, the difficulty in recreating the in-store experience through our direct channels; domestic or international large scale buyers and resellers purchasing merchandise and reselling it outside our control; resellers competing against us on domestic or international platforms where we legitimately sell our goods, or competition on marketplaces; our ability to anticipate and implement innovations in technology and logistics in order to appeal to existing and potential customers who increasingly rely on multiple channels to meet their shopping needs; legal and regulatory developments associated with digital, data, analytics, artificial intelligence, communications and ad-targeting practices (including, without limitation, the use of technologies and third-party services to personalize or create concierge-like customer experiences); risks associated with increases in order fulfillment logistics costs; risks associated with the level of support provided by third party partners’ web infrastructure, websites and related support systems; and the failure of and risks related to the resources that underlay and support the operation of our and our third-party partners’ web infrastructure, websites and the related support systems, including computer viruses, malware (including, without limitation, ransomware), unauthorized access to and theft of customer information, privacy violations, fraudulent branded phishing sites impersonating our direct channel, ad scams causing customer confusion, information technology and vendor system failures, deepfakes and other malicious uses of artificial intelligence, disruption of critical services caused by threat actors and similar disruptions.
Our failure to maintain efficient and uninterrupted order-taking and fulfillment operations could also have a material adverse effect on our results of operations, financial condition and cash flows. We utilize third-party service providers for order management and for a majority of our fulfillment services. If these third-party service providers do not maintain efficient and uninterrupted service, we have experienced, and may in the future experience, merchandise delivery delays, loss of sales, stranded inventory, cancellation charges or excessive promotional activity to clear inventory. Further, we may have difficulty replacing these third-party service providers and there can be no assurance we can do so in a timely manner or on terms favorable to us. The satisfaction of our direct channel customers also depends on their timely receipt of merchandise. If we encounter difficulties with the distribution and fulfillment facilities, or if the facilities were to shut down for any reason, including as a result of a pandemic, fire, severe weather, natural disaster or work stoppage, we could face shortages of inventory; we could incur significantly higher costs and longer lead times associated with distributing our products to our customers; we could face scrutiny by regulators and litigants; and our customers may be dissatisfied.
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
We believe that our trade names, trademarks and patents are important assets and an essential element of our strategy. We have obtained or applied for federal registration of these trade names, trademarks and patents and have applied for or obtained registrations in many foreign countries. There can be no assurance that we will obtain such applied for registrations or that the registrations we obtain will prevent the imitation of our products or infringement or other violation of our intellectual property rights by others. In particular, the laws of certain foreign countries may not protect proprietary rights to the same extent as the laws of the U.S. If any third party copies our products, our or our partners’ websites or our or our partners’ stores in a manner that projects lesser quality or carries a negative connotation, it could have a material adverse effect on our brand image and reputation as well as our results of operations, financial condition and cash flows.

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
Our success depends in part on management’s ability to effectively manage the life cycles of our brand, to anticipate and respond to changing preferences and consumer demands and to translate market trends into appropriate, saleable product offerings in advance of the actual time of sale to the customer. We are dependent on certain product categories and declines in customer demand in these product categories have negatively impacted, and may in the future impact, our results of operations, financial condition and cash flows. Our financial forecasts are dependent on our ability to drive growth through adjacent product categories, including men’s, fragrant haircare, laundry and lip. Customer demands and trends change rapidly. If we are unable to successfully anticipate, identify or react to changing preferences or trends, we misjudge the market for our products or any new product lines, or our launches or expansions of new product lines are unsuccessful, we may not be able to achieve the growth in our business that we currently anticipate. In response, we may be forced to increase our marketing, promotions or price markdowns and potentially discontinue a product line. These risks are particularly acute for us because of our reliance on innovation and the newness we offer to engage new and existing customers and could have a material adverse effect on our brand image and reputation as well as our results of operations, financial condition and cash flows.
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
•imposition of new or retaliatory trade duties, sanctions, tariffs or taxes and other charges on imports or exports;
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
Certain goods that we import are sourced from third-party suppliers in China. Our ability to successfully import such materials may be adversely affected by U.S. and Canadian laws and changes in those laws. The Uyghur Forced Labor Prevention Act (“UFLPA”) imposes a presumptive ban on the import of goods to the U.S. that are made, wholly or in part, in the Xinjiang Uyghur Autonomous Region of China (“XUAR”) or by persons that participate in certain programs in the XUAR that entail the use of forced labor. U.S. Customs and Border Protection (“CBP”) has published both a list of entities that are known to utilize forced labor, and a list of commodities that are most at risk, such as poly-vinyl chloride, cotton, tomatoes and silica-based products. Although none of our Chinese suppliers are located in the XUAR, we do not currently have full visibility to the entirety of each supplier’s separate sub-tier supply chains to be able to ensure that the raw materials or other inputs they use to manufacture their goods are not produced in the XUAR. Materials we import into the U.S. could be held by the CBP based on a suspicion that inputs used in such materials originated from the XUAR or that they may have been produced by Chinese suppliers accused of participating in forced labor, pending our providing satisfactory evidence to the contrary. Among other consequences, such an outcome could result in negative publicity that harms our brand and reputation and could result in a delay or complete inability to import such materials, which could result in inventory shortages and an increase in supply chain compliance costs.
We also rely upon third-party transportation providers for substantially all of our product shipments, including shipments to and from our distribution centers to our stores and fulfillment centers, and to our customers. Our utilization of these delivery services for shipments is subject to risks, including increases in labor costs and fuel prices, which would increase our shipping costs, and associate strikes and inclement weather, which may impact our transportation providers’ ability to provide delivery services that adequately meet our shipping needs.
Our ability, or perceived inability, to complete environmental, social and governance (“ESG”) initiatives may have a material adverse effect on our reputation.
Investors, other stakeholders, the general public and U.S. and foreign governmental and nongovernmental organizations have been focused on ESG initiatives, including with respect to climate change, greenhouse gas emissions, packaging and waste, diversity, equity and inclusion, worker pay and benefits, human rights, sustainable supply chain practices, animal health and welfare, deforestation and land, energy and water use. We maintain an ESG function to provide direction and coordinate ESG work throughout the Company. Increased scrutiny of ESG initiatives by public, regulatory, investor and other stakeholders, including U.S. and foreign governmental agencies, may put pressure on us to adjust our disclosures in these areas, and make adjustments to our commitments, targets, or goals and take actions to meet or address such adjustments, which could expose us to market, operational, regulatory, legal and execution costs or risks. Our business may also face increased scrutiny related to ESG activities, including from U.S. and foreign governmental agencies, and potentially lead to enforcement actions and litigation. Setting these targets and goals or expanding or adjusting our disclosure or our failure, or perceived failure, to meet or properly adjust such targets and goals could adversely affect our reputation and, as a result, our business, financial performance and growth.
We rely on a number of manufacturing and distribution facilities located in the same vicinity, making our business susceptible to local and regional disruptions or adverse conditions.
To achieve the necessary speed and agility in supply of our inventory, we rely heavily on third-party manufacturing facilities and our distribution facilities in close proximity to our headquarters in central Ohio. As a result of the geographic concentration of many of the manufacturing and distribution facilities that we rely upon, our operations are susceptible to local and regional factors, such as accidents, system failures, economic and weather conditions, natural disasters (including as may be exacerbated by climate change), demographic and population changes and other unforeseen events and circumstances. Any significant interruption in the operations of these facilities could lead to inventory issues, increased costs or interruptions to our operations, which could have a material adverse effect on our results of operations, financial condition and cash flows.
A change in the relationship with our key vendors could have a material effect on our business.
We rely on a limited number of vendors (including manufacturers) to supply our inventory. In 2024, our largest vendor supplied approximately 15% of our total merchandise purchases (on a dollar basis) and our largest five vendors in the aggregate supplied approximately 40% of our total merchandise purchases (on a dollar basis). Our business depends on developing and maintaining close relationships with our vendors and on our vendors’ ability or willingness to sell quality products to us at competitive prices and on other favorable terms. Many factors outside of our control may impact these relationships and the ability or willingness of these vendors to sell us products on favorable terms. For example, financial or operational difficulties that our vendors may face could increase the cost of the products we purchase from them or our ability to source products from them.

We may be impacted by our vendors’ ability to manufacture and deliver products in a timely manner, meet quality standards and comply with applicable laws and regulations.
We purchase products from third-party vendors. Factors outside our control, such as production issues, shipping delays, quality problems, geopolitical conflicts and wars, outbreaks of disease, or natural disasters, could disrupt merchandise deliveries and result in lost sales, cancellation charges or excessive markdowns.
In addition, quality problems could result in product liability judgments or widespread product recalls that may negatively impact our sales and profitability for a period of time depending on product availability, reaction of competitors and consumer attitudes. Even if product liability claims are unfounded, unsuccessful or are not fully pursued, the negative publicity surrounding any assertions could adversely impact our reputation with existing and potential customers and our brand image.
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
Following the substantial completion of our information technology separation from Victoria’s Secret in 2023, we have undertaken the IT Transformation Project, a multi-year project to significantly upgrade our digital and information technology systems and capabilities to, among other things, advance our data analytics capabilities, enhance our in-store and online customer experience, enable us to more effectively personalize our marketing, shopping and promotional experiences, enhance the security of and otherwise reduce risks associated with our IT systems, streamline our information technology operations and enable us to work more efficiently. We, together with our third-party service providers and vendors, maintain a complex ecosystem of information technology systems and environments that will be impacted by the IT Transformation Project. As with any significant information technology upgrade, the IT Transformation Project increases the risk of interruption of service, data loss and vulnerabilities, corruption of data, breach, failure of information technology systems to effectively communicate and other disruptions to our operations. Moreover, the IT Transformation Project could result in expenses and capital expenditures that substantially exceed the expenses and capital expenditures that we currently anticipate.
The success of our business depends, in part, on the secure and uninterrupted performance of our, and our third-party service providers’ and vendors’, information technology systems. Our information technology systems, as well as those of our service providers and vendors, are vulnerable to damage, interruption, service availability or breach from a variety of sources, including cyberattacks, ransomware attacks, deepfakes and other malicious uses of artificial intelligence, telecommunication and/or technology failures, malicious human acts, human errors and natural disasters. Moreover, despite maintaining comprehensive measures, some of our systems, e-commerce environments and servers and those of our service providers and vendors are potentially vulnerable to physical or electronic break-ins, malware (including, without limitation, ransomware), computer viruses and similar disruptive problems. Such incidents have disrupted, and could in the future further disrupt, our operations (whether directly or due to disruptions of our service providers’ and vendors’ operations) including our ability to timely ship and track product orders and project inventory requirements and lead to interruptions or delays in our supply chain. Additionally, these types of problems could result in an actual or perceived breach of confidential customer, merchandise, financial, associate or other important information (including personal information), which could result in damage to our reputation, costly litigation, customer complaints, negative publicity, breach notification obligations, regulatory or administrative sanctions, inquiries, orders or investigations, indemnity obligations, damages for contract breach or penalties for violations of applicable laws or regulations. The increased use of smartphones, tablets, mobile devices and data applications and services may also heighten these and other operational risks. Despite the precautions we have taken, unanticipated problems or events may nevertheless cause failures in, or unauthorized access to, our and our third-party service providers’ and vendors’ information technology systems. Sustained or repeated system disruptions that interrupt our ability to process orders and deliver products to the stores or directly to our customers, impact our ability to process transactions in our stores, impact our customers’ ability to access our websites and mobile applications in a timely manner or expose confidential customer, merchandise, financial, associate or other important information (including personal information), the risks of which may be heightened as we execute on the IT Transformation Project, could have a material adverse effect on our results of operations, financial condition and cash flows.
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
While we train our associates, have implemented systems, processes and security measures to protect our physical facilities and information technology systems against unauthorized access and prevent data loss, and have vetted our third-party service providers’ systems, processes and security measures, there is no guarantee that these procedures are adequate to safeguard against all data security threats to us or our third-party service providers. Despite these measures, we have been and may in the future be vulnerable to targeted or random attacks on our systems that could lead to security breaches, denial of service, vandalism, computer viruses, malware, ransomware, misplaced, corrupted or lost data, programming and/or human errors or similar events. Our systems and facilities (and the systems and facilities of our third-party service providers) are also subject to compromise from internal threats, such as theft, misuse, unauthorized access or other improper actions by associates, contractors and third-party service providers with otherwise legitimate access to our (or such third-party service providers’) systems, websites, mobile applications or facilities (which risks may be heightened as a result of our (or their) associates working from home). Furthermore, because the methods of cyberattack and deception change frequently, are increasingly complex and sophisticated and can originate from a wide variety of sources, including nation-state actors, despite our efforts to ensure the confidentiality, availability and integrity of our systems, websites and mobile applications, it is possible that we may not be able to anticipate, detect, appropriately react and respond to or implement effective preventative measures against all cybersecurity threats, and our third-party service providers may be subject to the same risks.
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
Risks related to our common stock:
Our stock price may be volatile.
Our stock price has fluctuated and may continue to fluctuate substantially as a result of variations in our actual or projected performance or the financial performance of other companies in the retail or consumer product industries. Any guidance that we provide is based on goals that we believe are reasonably attainable at the time guidance is given. If, or when, we announce actual results that differ from those that have been forecasted by us, outside investment analysts or others, our stock price could be adversely affected. Investors who rely on these forecasts when making investment decisions with respect to our securities do so at their own risk.
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
Risks related to laws and regulations:
Changes in laws, regulations, standards, technology platform rules or other requirements relating to privacy and cybersecurity, or any actual or perceived failure by us to comply with such laws, regulations, rules or contractual or other obligations relating to data privacy and cybersecurity, could have a material adverse effect on our reputation, results of operations, financial condition and cash flows.
We are, and may increasingly become, subject to various laws, directives, industry standards, rules and regulations, as well as contractual obligations, relating to data privacy and cybersecurity (including the use of artificial intelligence) in the jurisdictions in which we operate and may in the future operate. The legal and regulatory environment related to data privacy and cybersecurity is increasingly rigorous and rapidly evolving, with new requirements, constantly changing requirements, and new or novel interpretations of existing requirements applicable to our business, and enforcement actions and litigation are likely to remain uncertain for the foreseeable future. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that the laws and regulations will be interpreted and applied in ways that may have a material adverse effect on our results of operations, financial condition and cash flows.
In the U.S., data privacy and protection are regulated at federal, state and local levels. Various federal and state regulators, including governmental agencies like the SEC and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning data privacy and cybersecurity and have prioritized data privacy and cybersecurity-related violations for enforcement actions. Certain state laws are, and in the future may continue to be, more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which complicates compliance efforts and increases risks to our business.
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
We are further subject to omnibus data privacy and protection laws. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”), broadly governs data privacy practices, increases privacy rights for California residents and imposes obligations on companies that process their personal information, including certain sensitive personal information. Among other things, the CCPA requires covered companies to provide disclosures to California consumers and provide such consumers data protection and privacy rights, including the ability to opt out of certain disclosures of their personal information and the ability to access and delete personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of certain classifications of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. Other states and countries have passed omnibus data privacy laws that are similar to the CCPA, further complicating the legal landscape, and similar bills are making their way through several state legislatures. In addition, laws in all 50 U.S. states require businesses to provide notice to consumers (and, in some cases, to regulators) of data breaches, which are when certain types of personal information have been accessed, impacted or acquired without authorization. State laws are changing rapidly, and there have been deliberations in the U.S. Congress regarding a new comprehensive federal data privacy law to which we would become subject if one were to be enacted. Such a law could add complexity, variation in requirements, restrictions and potential legal risk. Moreover, it could require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and result in increased compliance costs or changes in business practices and policies.
While most of our international operations are conducted through franchise, license, wholesale and other distribution-related arrangements, we are also subject to certain international laws, regulations, rules and standards in certain international jurisdictions and may be subject to additional international laws, regulations, rules and standards, whether existing or enacted in the future, that apply broadly to the collection, use, retention, security, disclosure, handling transfer and other processing of personal information. In Canada, we are subject to the Personal Information Protection and Electronic Documents Act (“PIPEDA”) as well as substantially similar provincial privacy laws (e.g., Quebec’s Law 25). These data privacy laws broadly govern the entire lifecycle of personal information, enumerating principles that govern accountability; purpose; consent; assessment; privacy by default; limitations on collection, use, disclosure and retention; accuracy; safeguards; transparency; data rights of access, correction and deletion; and complaint-handling. Certain of the laws also contain a mandatory breach notification regime. Canadian federal and provincial authorities and litigants enforce these laws. Privacy regulators have an express obligation to investigate complaints and have the authority to initiate investigations. Under PIPEDA, the Office of the Privacy Commissioner of Canada has the power to require an organization to enter into a compliance agreement and failure to comply may result in a court order or court proceedings. A complainant may also appeal to Federal Court, and the court has broad authority including awarding damages. Similarly, the European Union’s (“EU”) General Data Protection Regulation (“GDPR”) imposes strict data privacy and cybersecurity requirements for handling personal data. Further, the GDPR was transposed into U.K. law (“U.K. GDPR”) as supplemented by the U.K.’s Data Protection Act of 2018, which currently imposes the same obligations as the GDPR in most material respects. Additionally, under the GDPR, EU member states have enacted certain implementing legislation that adds to and/or further interprets the GDPR requirements and, depending on the extent and degree to which we conduct business in the European Economic Area (“EEA”) and the U.K., potentially extends our obligations and potential liability for failing to meet such obligations. The GDPR, together with national legislation, regulations and guidelines of the EEA states and the U.K. GDPR governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, use, retain, protect, disclose, handle, transfer and otherwise process personal data, and other international jurisdictions are expected to pass similar laws that may include even more stringent requirements. Changes in such international laws or changes in our business strategy such as direct expansions into additional jurisdictions may cause us to incur additional compliance costs, increase our risks of being subject to lawsuits, complaints and/or regulatory investigations or fines, or restrict our ability to transfer personal data between and among countries and regions in which we operate or may in the future operate. Such international laws, and our compliance with such laws, could impact the manner in which we do business and the geographical location or segregation of our relevant operations and could adversely affect our results of operations, financial condition and cash flows.
All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, investing in and implementing additional data protection technologies and other safeguards and training associates and engaging third-party service providers, which are likely to increase over time. In addition, such requirements may require us to modify our data processing or cybersecurity practices and policies and distract management or divert resources from other initiatives and projects, all of which could have a material adverse effect on our results of operations, financial condition and cash flows. Any failure or perceived failure by us or our partners to comply with any applicable federal, state or similar foreign laws, regulations, standards or rules relating to data privacy and cybersecurity could result in damage to our reputation and our relationship with our customers, as well as proceedings or litigation by governmental agencies or customers, including class- action data-privacy and -protection litigation in certain jurisdictions, which could subject us to significant fines, sanctions, awards, penalties or judgments, any of which could have a material adverse effect on our results of operations, financial condition and cash flows.
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
It can be difficult to comply with sometimes conflicting statutes or regulations in local, national or foreign jurisdictions as well as new or changing laws and regulations. Also, changes in such laws and regulations could make operating our business more expensive or require us to change the way we do business. For example, changes in product safety or other consumer protection laws could lead to increased costs for certain merchandise, increased research and development costs associated with product reformulations or new product lines, or additional labor costs associated with readying merchandise for sale. We operate stores in all 50 states, Canada and Puerto Rico, which requires us to comply with a myriad of provincial, state and local laws pertaining to all aspects of our business, including our associates and consumers. The trend for states and localities in the U.S. to legislate in the absence of national laws passed by the U.S. Congress has greatly increased the complexity of legal compliance for us. In addition, future domestic and international legislative and regulatory efforts to combat climate change or other environmental considerations could result in increased regulation and additional taxes and other expenses in a manner that adversely affects our business, financial performance and growth. It may be difficult for us to comply with these laws, compliance may be costly and compliance and associated costs may negatively impact our operations.
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
There is increased uncertainty with respect to international tax policy and trade relations between the U.S. and other countries. The uncertainty results from, among other things, executive actions or legislative priorities taken, set or under consideration, by the current U.S. presidential administration, major developments in tax policy or trade relations (including the imposition of unilateral tariffs on imported products), and Organization for Economic Cooperation and Development actions adopted in certain jurisdictions. These actions, legislation and developments and the response by foreign governments to these actions could have a material adverse effect on our results of operations, financial condition and cash flows.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 1C. CYBERSECURITY
The Company has developed an information security program to address material risks from cybersecurity threats and incidents, which is integrated within its overall enterprise risk management program. The program includes policies and procedures that identify how security measures and controls are developed, implemented and maintained. Under the information security program, the Company performs one or more cyber risk assessments each year based on recognized industry best practices and standards and cyber threat intelligence. The risk assessments, together with risk-based analysis and judgment, are used to determine security measures and controls to address identified risks. The Company considers the following factors, among others, during its risk and control implementation assessments: the likelihood and severity of the risk; the impact on the Company, the Company’s customers, associates and stockholders, and others if a risk materializes; the feasibility and cost of security measures and controls; and the impact of security measures and controls on operations and others.
The Company’s information security program currently includes the following security measures and controls, which are deployed as the Company deems applicable:
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
The Company uses third-party security firms in different capacities to provide or operate certain security measures and controls and technology systems, including cloud-based platforms and services. For example, third parties are used to conduct assessments, such as vulnerability scans and penetration testing. The Company also uses a variety of processes designed to address cybersecurity threats and incidents related to the use of third-party technology and services, including pre-acquisition diligence, imposition of contractual obligations and performance monitoring.
As part of the Company’s overall enterprise risk management program, the Company has developed business continuity and disaster recovery plans, which include measures designed to respond to potential disruptions to its information technology systems (or information technology systems of third parties on which it relies). The Company also maintains a written information security incident response plan and conducts tabletop exercises to enhance incident response preparedness. The Company is also a member of an industry cybersecurity intelligence and risk sharing organization.
The Company (or third parties on which it relies) may not be able to fully, continuously and effectively implement security measures and controls as designed or intended. As described above, the Company utilizes a risk-based approach and judgment to determine the security measures and controls to implement, and it is possible that the Company may not implement appropriate security measures and controls if management does not recognize, or underestimates, a particular risk. In addition, security measures and controls, no matter how well designed or implemented, may only partially mitigate, but not fully eliminate, risks. Cybersecurity threats and incidents, even when detected or foreseeable, may not always be immediately understood or acted upon by the Company (or by third parties on which it relies).
The Company, like many retailers, relies upon third-party service providers, such as payment processors, network providers and application providers, that have faced risks from threat actors and cybercriminal groups that seek to steal payment card data, consumer data, and other sensitive information; disrupt critical information technology systems; and/or demand ransom payments. Although the Company has implemented security measures and controls designed to address these risks, if these risks were to materialize, such as in the event of a cybersecurity incident causing the networks of a third-party payment processor to not be operational, the impact to the Company could be material.
The Company has not identified risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, which have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, results of operations, or financial condition. However, the Company continues to face risks from cybersecurity threats and incidents that, if realized, may have such material effect. Despite its ongoing efforts, the Company cannot provide complete assurance that its information security program will be effective in detecting, preventing, or mitigating such cybersecurity risks. See also “We have undertaken a multi-year initiative to upgrade our digital and information technology systems and capabilities. We significantly rely on our, and our third-party service providers’, ability to successfully implement, upgrade and sustain information technology systems and to protect associated data and system availability” and “Any significant compromise or breach of our data security, including the security of customer, associate, third-party or Company information, could have a material adverse effect on our reputation, results of operations, financial condition and cash flows” in Item 1A. Risk Factors of this Annual Report on Form 10-K for a discussion of cybersecurity risks that could have a material impact on the Company, which sections should be read in conjunction with this Item 1C.
The Company’s Chief Information Security Officer (“CISO”) is the member of the management team with primary responsibility for the development, operation and maintenance of the Company’s information security program. The CISO holds a master of science degree in information assurance and has over 20 years of cybersecurity experience with Fortune 500 financial, defense, consulting and retail companies. The Audit Committee oversees the Company’s information security program at the Board level. The Audit Committee, which is composed entirely of independent members of the Board, receives reports directly from the CISO at least three times per year regarding the Company’s information security program, including reports regarding items such as cybersecurity policies and practices, cybersecurity program resources, third-party assessments of the Company’s information security program, key risks related to the Company’s information security program and the Company’s security measures and controls.
As described above, the Company maintains an information security incident response plan that includes processes and procedures for evaluating and escalating cybersecurity threats and incidents to, as determined to be appropriate, the Company’s executive management team and members of the Board. The initial impact level of each cybersecurity threat or incident is evaluated by a designated team of information security specialists using risk criteria that have been defined and approved by the Company’s executive management team and reviewed with the Audit Committee. If escalated, the threat or incident is evaluated by a cross-functional core and extended team, as applicable, of managers that includes the CISO and designated internal legal counsel with extensive cybersecurity experience, as well as identified associates from across the Company’s business and functions, as applicable. Cybersecurity threats and incidents are assigned incident impact levels based on the core team’s determination of potential impact to the Company. The core team employs defined risk criteria to classify incidents and escalate incidents accordingly. Based on the severity classification assigned by the core team, incidents may be escalated to, as applicable, representatives of the Company’s executive management team (which includes the Disclosure Committee), the Chairs of the Board and the Audit Committee, other members of the Audit Committee and/or the full Board.
The Company has an Enterprise Risk Management function that oversees the identification, prioritization and mitigation of the Company’s enterprise risks, and cybersecurity is a risk category addressed by that function. The Company uses governance, risk and compliance tools designed to assess, identify and manage its cybersecurity risks.
ITEM 2. PROPERTIES.
Company-operated
The following table provides the location, use and size of our Company-operated distribution, fulfillment, office and product development facilities as of February 1, 2025:

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
As of February 1, 2025, we operated 1,782 and 113 retail stores located in leased facilities throughout the U.S. and Canada, respectively. A substantial portion of our U.S. store leases generally have an initial term of ten years, while our Canadian store leases generally have initial terms of five to ten years. Our store leases expire at various dates between fiscal 2025 and fiscal 2035.
Third-party Operated Fulfillment and Distribution Centers
As of February 1, 2025, we utilized and leased five third-party operated direct channel fulfillment centers in North America, comprising approximately 2.8 million square feet. Prior to February 1, 2025, we exercised our contractual termination rights and gave notice of our intention to exit one of these facilities.
We also utilize six third-party operated regional distribution centers in North America, comprising approximately 1.1 million square feet, that enable us to position inventory geographically closer to our customers.
International Partner-operated Stores
As of February 1, 2025, our partners operated 529 retail stores in more than 45 international countries.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock is traded on the New York Stock Exchange under the symbol “BBWI.” As of February 1, 2025, the Company had approximately 26,000 stockholders of record. This number excludes persons whose stock is held in nominee or street name by brokers.
Dividend Policy
We paid a quarterly dividend of $0.20 per share during each quarter of 2024. Our Board will determine future dividends after giving consideration to our levels of profit and cash flow, capital requirements, current and forecasted liquidity, the restrictions placed upon us by our borrowing arrangements, the macroeconomic environment as well as financial and other conditions existing at the time. We use cash flow generated from operating and financing activities to fund our dividends. For additional discussion regarding our dividends, see “Liquidity and Capital Resources” included under Item 7. of this Annual Report on Form 10-K.
Performance Graph
The following graph shows the changes, over the past five-year period, in the value of $100 invested at the closing stock price on February 1, 2020, including the reinvestment of dividends, in our common stock, the Standard & Poor’s (“S&P”) 500 Composite Stock Price Index and the S&P 500 Consumer Discretionary Distribution & Retail Index. The Company’s stock prices prior to August 3, 2021 have been adjusted to give effect to the Victoria’s Secret spin-off.

Comparison of Cumulative Five Year Total Return
DOLLARS
350
300
250
200
150
100
50
0
2/01/20
1/30/21
1/29/22
1/28/23
2/03/24
2/01/25
Bath & Body Works, Inc.
S&P 500 Index
S&P 500 Consumer Discretionary Distribution & Retail Index

Common Stock Repurchases
The following table provides our repurchases of our common stock during the fourth quarter of 2024:

Fiscal Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs (c)(d)
	(in thousands)		(in thousands)
November 2024	516	$32.02	513	$174,541
December 2024	552	38.26	538	153,933
January 2025	412	37.12	411	138,671
Total	1,480		1,462
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
(c)For additional share repurchase program information, see Note 13 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(d)The January 2025 amount represents the remaining amount available under the $500 million share repurchase program authorized by our Board in January 2024, which was subsequently cancelled upon announcement of the new $500 million share repurchase authorization approved by our Board in January 2025.

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
A discussion regarding our financial condition and results of operations for 2024 compared to 2023 is presented below. A discussion regarding our financial condition and results of operations for 2023 compared to 2022 can be found under Item 7. of our Annual Report on Form 10-K for the year ended February 3, 2024, filed with the SEC on March 22, 2024.
Executive Overview
During 2024, we were focused on our three key strategic priorities of accelerating top-line growth, enhancing operational excellence and efficiency, and strengthening our financial positioning and disciplined deployment of capital. During the year, we built momentum and established a strong foundation for long-term growth by successfully executing a number of key strategic initiatives;
•Launched collaborations with leading brands in pop culture, which allow us to deliver highly differentiated storytelling that generates brand awareness with existing and new customer and enhances our cultural relevancy;
•Introduced new product innovations such as Everyday Luxuries, our prestige-inspired line of fine fragrance mists, to attract new customers;
•Grew our active loyalty membership to approximately 39 million members as of February 1, 2025, deepening brand connectivity with our customers;
•Expanded our customer reach by growing category adjacencies such as Men’s, Hair, Lip and Laundry; and

•Delivered approximately $155 million of cost reductions as part of our cost optimization work, bringing our two-year total over $300 million, exceeding our initial targets of $200 million.
Fiscal 2024 Overview
We utilize the retail calendar for reporting. As such, the results for fiscal 2024 represent the 52-week period ended February 1, 2025, and the results for 2023 represent the 53-week period ended February 3, 2024.
For 2024, Net Sales decreased $122 million, or 1.6%, to $7.307 billion, compared to 2023, and was negatively impacted by approximately 100 basis points due to the 53rd week in fiscal 2023. Total North American Net Sales declined $81 million compared to 2023, primarily due to the 53rd week in fiscal 2023, partially offset by new store growth. International Net Sales declined $41 million compared to 2023, primarily driven by a decline in wholesale shipments to our franchise partners affected by the war in the Middle East.
For 2024, Operating Income decreased $19 million, or 1%, to $1.266 billion compared to 2023, and our Operating Income rate (expressed as a percentage of Net Sales) remained flat at 17.3%. Our Operating Income results were impacted by an increase in our Gross Profit rate, primarily driven by improvement in our merchandise margin rate, offset by General, Administrative and Store Operating Expenses deleveraging, primarily due to marketing investments and wage inflation.
For additional information related to our 2024 financial performance, see “Results of Operations – 2024 Compared to 2023.”
Fiscal 2025 Outlook
We believe our strategy and actions position the Company to achieve sustainable, profitable growth and to drive long-term shareholder value. We believe our continued innovation across our core categories supported by compelling marketing and enhanced technology, building on innovation platforms we launched in 2024 and extending our reach through adjacencies and international expansion, will accelerate Net Sales growth. We anticipate continuing macroeconomic pressures and do not anticipate improvement in consumer sentiment with the continued challenging backdrop of economic uncertainty in 2025.
Our two-year Fuel for Growth cost optimization program delivered over $300 million of cost savings, and as we enter 2025 we are maintaining a continuous improvement mindset to manage costs and enhance operational efficiencies. We are investing these savings back into the business, primarily in marketing investments to drive customer acquisition and technology to build foundational tools to enable more personalization and seamless customer experience, to drive long-term growth.
Adjusted Financial Information
In addition to our results provided in accordance with GAAP above and throughout this Annual Report on Form 10-K, provided below are non-GAAP measures that present Net Income and Net Income per Diluted Share in 2024 and 2023 on an adjusted basis, which removes certain items. We believe that these items are not indicative of our ongoing operations due to their size and nature. We use adjusted financial information as key performance measures for the purpose of evaluating performance internally. These non-GAAP measures are not intended to replace the presentation of our financial results in accordance with GAAP. Instead, we believe that the presentation of adjusted financial information provides additional information to investors to facilitate the comparison of past and present operations. Further, our definitions of adjusted financial information may differ from similarly titled measures used by other companies.

The tables below reconcile the GAAP financial measures to the non-GAAP financial measures:

(in millions, except per share amounts)	2024	2023
Reconciliation of Reported Net Income to Adjusted Net Income
Reported Net Income	$798	$878
Gain on Sales of Easton Investments (a)	(39)	—
Impairment of Equity Method Investment (b)	—	8
Gain on Extinguishment of Debt (c)	—	(34)
Tax Effect of Adjustments included in Other Income	14	7
Tax Benefit from Valuation Allowance Release (d)	(44)	(112)
Adjusted Net Income	$729	$747

Reconciliation of Reported Net Income per Diluted Share to Adjusted Net Income per Diluted Share
Reported Net Income Per Diluted Share	$3.61	$3.84
Gain on Sales of Easton Investments (a)	(0.18)	—
Impairment of Equity Method Investment (b)	—	0.04
Gain on Extinguishment of Debt (c)	—	(0.15)
Tax Effect of Adjustments included in Other Income	0.06	0.03
Tax Benefit from Valuation Allowance Release (d)	(0.20)	(0.49)
Adjusted Net Income Per Diluted Share	$3.29	$3.27
 ________________
(a)In 2024, we sold our investments in Easton Town Center and Easton Gateway, resulting in an aggregate pre-tax gain of $39 million (after-tax gain of $25 million), included in Other Income. For additional information, see Note 1 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(b)In 2023, we recognized a pre-tax impairment charge of $8 million (after-tax charge of $6 million), included in Other Income, related to an impairment charge on an equity method investment.
(c)In 2023, we recognized pre-tax gains of $34 million (after-tax gains of $26 million), included in Other Income, related to the repurchase and extinguishment of outstanding notes. For additional information, see Note 10 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(d)In 2024, we recognized a $44 million tax benefit related to the release of a valuation allowance on a deferred tax asset. In 2023, we recognized a $112 million tax benefit related to the partial release of a valuation allowance on a deferred tax asset. For additional information, see Note 9 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
Company-operated Store Data
The following table compares U.S. Company-operated store data for 2024 and 2023:

	2024	2023	% Change
Sales per Average Selling Square Foot (a)	$1,041	$1,074	(3%)
Sales per Average Store (in thousands) (a)	$2,951	$3,015	(2%)
Average Store Size (selling square feet)	2,843	2,827	1%
Total Selling Square Feet (in thousands)	5,066	4,916	3%
 ________________
(a)Sales per average selling square foot and sales per average store, which are indicators of store productivity, are calculated based on store sales for the period divided by the average, including the beginning and end of period, of total selling square footage and store count, respectively.

The following table represents Company-operated store data for 2024:

	Stores			Stores
	February 3, 2024	Opened	Closed	February 1, 2025
United States	1,739	104	(61)	1,782
Canada	111	2	—	113
Total	1,850	106	(61)	1,895

The following table represents Company-operated store data for 2023:

	Stores			Stores
	January 28, 2023	Opened	Closed	February 3, 2024
United States	1,693	93	(47)	1,739
Canada	109	2	—	111
Total	1,802	95	(47)	1,850

Partner-operated Store Data
The following table represents partner-operated store data for 2024:

	Stores			Stores
	February 3, 2024	Opened	Closed	February 1, 2025
International	454	61	(21)	494
International - Travel Retail	31	5	(1)	35
Total International (a)	485	66	(22)	529
________________
(a)Includes store locations only and does not include kiosks, shop-in-shops, gondola or beauty counter locations.
The following table represents partner-operated store data for 2023:

	Stores			Stores
	January 28, 2023	Opened	Closed	February 3, 2024
International	401	65	(12)	454
International - Travel Retail	26	5	—	31
Total International (a)	427	70	(12)	485
________________
(a)Includes store locations only and does not include kiosks, shop-in-shops, gondola or beauty counter locations.

Results of Operations—2024 Compared to 2023
Net Sales
The following table provides Net Sales for 2024 in comparison to 2023:

	2024	2023	% Change
	(in millions)
Stores - U.S. and Canada (a)	$5,534	$5,507	0.5%
Direct - U.S. and Canada	1,474	1,582	(6.8%)
International (b)	299	340	(11.8%)
Total Net Sales	$7,307	$7,429	(1.6%)
_______________
(a)Results include fulfilled BOPIS orders.
(b)Results include royalties associated with franchised stores and wholesale sales.

For 2024, total Net Sales decreased $122 million to $7.307 billion, and was negatively impacted by approximately 100 basis points due to the 53rd week in fiscal 2023.
Direct Net Sales decreased $108 million, or 6.8%, due to a decline in orders, which was primarily due to our customers continuing to select our BOPIS option (which is recognized as store Net Sales) and the 53rd week in 2023, partially offset by an increased average order size. International Net Sales decreased $41 million, or 11.8%, primarily driven by a decline in wholesale shipments to our franchise partners affected by the war in the Middle East. Stores Net Sales increased $27 million, which was effectively flat, primarily due to new store growth and the increase in BOPIS fulfilled orders offset by a decline in average dollar sales and the 53rd week in 2023.
Gross Profit
For 2024, our Gross Profit decreased $2 million to $3.234 billion, and our Gross Profit rate (expressed as a percentage of Net Sales) increased to 44.3% from 43.6% in 2023. The Gross Profit rate increased primarily due to an increase in the merchandise margin rate, driven by cost saving initiatives, distribution productivity and international mix, partially offset by strategically planned promotional activities and our continued investment in product formulations and packaging innovation. Gross Profit dollars were effectively flat as the impact of lower Net Sales was offset by the increase in the merchandise margin rate.
General, Administrative and Store Operating Expenses
The following table provides details for our General, Administrative and Store Operating Expenses for 2024 compared to 2023:

	2024		2023		Change
	(in millions)	% of Net Sales	(in millions)	% of Net Sales	(in millions)	% of Net Sales
Selling Expenses	$1,191	16.3%	$1,177	15.8%	$14	0.5%
Marketing Expenses	242	3.3%	189	2.5%	53	0.8%
General and Administrative Expenses	535	7.3%	585	7.9%	(50)	(0.6%)
Total	$1,968	26.9%	$1,951	26.3%	$17	0.6%
For 2024, our General, Administrative and Store Operating Expenses increased $17 million to $1.968 billion, and the rate (expressed as a percentage of Net Sales) increased to 26.9% from 26.3%. Increases in Marketing Expenses, primarily due to additional spend to drive customer acquisition, were mostly offset by decreases in General and Administrative Expenses, primarily due to discrete corporate expenses in the prior year and benefits of our cost optimization work. Our Selling Expenses increased primarily due to increases in store count and wage inflation, partially offset by the benefits of our cost optimization work and the 53rd week in fiscal 2023.
The General, Administrative and Store Operating Expense rate increased primarily due to our investments in marketing and the increase in associate wages, partially offset by lapping discrete corporate expenses in the prior year and the benefits of our cost optimization work.
Other Income and Expenses
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for 2024 and 2023:

	2024	2023
Average daily borrowings (in millions)	$4,273	$4,695
Average borrowing rate	7.3%	7.3%
For 2024, our Interest Expense decreased $33 million to $312 million due to lower average daily borrowings, which were driven by the repurchase and early extinguishment of outstanding notes, and the 53rd week in 2023.
Other Income, Net
For 2024, our Other Income was $74 million compared to $81 million for 2023. Included in 2024 is a $39 million pre-tax gain on sales of certain Easton investments in the second quarter and the recognition of a $10 million pre-tax loss on the repurchase and early extinguishment of outstanding notes. Included in 2023 is a $34 million pre-tax gain on the repurchase and early extinguishments of outstanding notes and an $8 million pre-tax impairment charge related to an equity method investment. The remaining difference in Other Income between the periods was primarily due to lower average invested cash balances and lower interest rates on invested cash in 2024.
Provision for Income Taxes
For 2024, our effective tax rate was 22.4% compared to 13.9% in 2023. The 2024 rate was lower than our combined estimated federal and state statutory rate primarily due to the sales of Easton investments, which resulted in the release of a valuation allowance on a deferred tax asset. The 2023 rate was lower than our combined estimated federal and state statutory rate primarily due to the recognition of the tax benefit related to the partial release of a valuation allowance on a deferred tax asset.

FINANCIAL CONDITION
A discussion regarding our financial condition for 2023 compared to 2022 can be found under Item 7. of our Annual Report on Form 10-K for the year ended February 3, 2024, filed with the SEC on March 22, 2024.
Liquidity and Capital Resources
Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements, future common stock and debt repurchases, and capital expenditures. Our cash provided from operations is impacted by our net income and working capital changes. Our net income is impacted by, among other things, sales volume, seasonal sales patterns, success of new product introductions and product and market expansions, profit margins, income taxes and inflationary pressures. Our sales are highest during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the summer and fall months as inventory builds in anticipation of the holiday period. Our cash and cash equivalents held by foreign subsidiaries were $171 million as of February 1, 2025.
During 2024, we repurchased and extinguished $514 million principal amount of our outstanding senior notes for an aggregate price of $522 million. Additionally, we repurchased 10.425 million shares of our common stock for $400 million. We may, from time to time, repurchase, or otherwise retire, additional debt or shares of our common stock, as applicable.
We believe that our current cash position, our cash flows generated from operations and our borrowing capacity under our ABL Facility will be sufficient to meet our liquidity needs, including capital expenditure requirements, for at least the next twelve months.
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
The following table provides our debt leverage ratio as of, and for the years ended, February 1, 2025 and February 3, 2024:

	February 1, 2025	February 3, 2024
	(dollars in millions)
Long-term Debt	$3,884	$4,388
Total Operating Lease Liabilities	1,075	1,185
Adjusted Debt	$4,959	$5,573

Operating Income	$1,266	$1,285
Depreciation and Amortization	282	269
Total Lease Costs	418	402
EBITDAR	$1,966	$1,956
Debt Leverage Ratio	2.5	2.8
Free Cash Flow
Our free cash flow is defined as net cash provided by operating activities less capital expenditures. Free cash flow is a non-GAAP financial measure which we believe is useful to analyze our ability to generate cash. Our free cash flow calculation may not be comparable to similarly-titled measures reported by other companies. Our free cash flow calculation should be evaluated in addition to, and not considered a substitute for, other GAAP financial measures.

The following table provides our free cash flows for 2024 and 2023:

	2024	2023
	(in millions)
Net Cash Provided by Operating Activities (a)	$886	$954
Capital Expenditures	(226)	(298)
Free Cash Flow	$660	$656
________________
(a)Fiscal 2024 includes tax payments of $65 million related to the sales of our investments in Easton Town Center and Easton Gateway.
Cash Flows
The following table provides a summary of our Consolidated Statements of Cash Flows for 2024 and 2023:

	2024	2023
	(in millions)
Cash and Cash Equivalents, Beginning of Year	$1,084	$1,232
Net Cash Flows Provided by Operating Activities	886	954
Net Cash Flows Used for Investing Activities	(162)	(286)
Net Cash Flows Used for Financing Activities	(1,132)	(815)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(2)	(1)
Net Decrease in Cash and Cash Equivalents	(410)	(148)
Cash and Cash Equivalents, End of Year	$674	$1,084
Operating Activities
Net cash provided by operating activities in 2024 was $886 million, including net income of $798 million. Net income included depreciation of $282 million, a deferred income tax benefit of $112 million, share-based compensation expense of $40 million and an aggregate pre-tax gain on sales of certain Easton investments of $39 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the $50 million decrease associated with Accounts Payable, Accrued Expenses and Other, the $26 million decrease associated with Inventory and the $23 million decrease associated with Income Taxes Payable.
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
Investing Activities
Net cash used for investing activities in 2024 was $162 million, primarily related to capital expenditures of $226 million, partially offset by aggregate cash proceeds, net of fees, of $40 million related to the sales of certain Easton investments. The capital expenditures included approximately $140 million related to new off-mall stores and remodels of existing stores, approximately $45 million for various IT projects, primarily to support the growth and profitability of our business, and approximately $25 million related to distribution and logistics capabilities.
Net cash used for investing activities in 2023 was $286 million, primarily related to capital expenditures. The capital expenditures included approximately $155 million related to new off-mall stores and remodels of existing stores, approximately $85 million for various IT projects, primarily supporting the separation of our IT systems from Victoria’s Secret’s IT systems, and approximately $40 million related to distribution and logistics capabilities.
In 2025, we expect to invest between $250 million and $270 million in capital expenditures with a continued focus on real estate and technology.
Financing Activities
Net cash used for financing activities in 2024 was $1.132 billion, primarily consisting of $522 million for debt repurchases, $401 million for share repurchases, dividend payments of $0.80 per share, or $177 million, $17 million for payments on finance leases and tax payments of $16 million related to share-based awards.

Net cash used for financing activities in 2023 was $815 million, primarily consisting of $447 million for debt repurchases, dividend payments of $0.80 per share, or $182 million, $148 million for share repurchases, $15 million for payments on finance leases and tax payments of $11 million related to share-based awards.
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
Common Stock Repurchases
2022 Share Repurchase Program
In February 2022, our Board authorized a $1.5 billion share repurchase program (the “February 2022 Program”). Under the February 2022 Program, we repurchased the following shares of our common stock during 2024 and 2023:

Repurchase Program	Shares Repurchased		Amount Repurchased		Average Stock Price
	2024	2023	2024	2023	2024	2023
	(in thousands)		(in millions)
February 2022	842	4,096	$39	$149	$46.08	$36.38
The February 2022 Program had no remaining authority as of May 4, 2024. There were share repurchases of $1 million reflected in Accounts Payable on the February 3, 2024 Consolidated Balance Sheet.
2024 Share Repurchase Program
In January 2024, our Board authorized a $500 million share repurchase program (the “January 2024 Program”). Under the January 2024 Program, we repurchased the following shares of our common stock during 2024:

Repurchase Program	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in thousands)	(in millions)
January 2024	9,583	$361	$37.70
The January 2024 Program had $139 million of remaining authority as of February 1, 2025. There were share repurchases of $1 million reflected in Accounts Payable on the February 1, 2025 Consolidated Balance Sheet.
2025 Share Repurchase Program
In January 2025, our Board authorized a new $500 million share repurchase program (the “January 2025 Program”). On February 27, 2025, we cancelled the remaining $121 million authorization available under the January 2024 Program and began repurchasing shares under the January 2025 Program.
Subsequent to February 1, 2025 through March 14, 2025, we repurchased an additional 1.5 million shares of our common stock for $53 million under the January 2024 and January 2025 Programs.
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

We paid the following dividends during 2024 and 2023:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2024
First Quarter	$0.20	$45
Second Quarter	0.20	45
Third Quarter	0.20	44
Fourth Quarter	0.20	43
2024 Total	$0.80	$177
2023
First Quarter	$0.20	$46
Second Quarter	0.20	46
Third Quarter	0.20	45
Fourth Quarter	0.20	45
2023 Total	$0.80	$182
On March 7, 2025, we paid our first quarter 2025 ordinary dividend of $0.20 per share to stockholders of record at the close of business on February 21, 2025.
Long-term Debt and Borrowing Facility
The following table provides our outstanding Long-term Debt balances, net of unamortized debt issuance costs and discounts, as of February 1, 2025 and February 3, 2024:

	February 1, 2025	February 3, 2024
	(in millions)
Senior Debt with Subsidiary Guarantee
$500 million, 9.375% Fixed Interest Rate Notes due July 2025 (“2025 Notes”)	$—	$313
$284 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	277	287
$444 million, 5.250% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	443	460
$482 million, 7.500% Fixed Interest Rate Notes due June 2029 (“2029 Notes”)	476	492
$844 million, 6.625% Fixed Interest Rate Notes due October 2030 (“2030 Notes”)	838	930
$802 million, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	796	806
$575 million, 6.750% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	571	608
Total Senior Debt with Subsidiary Guarantee	3,401	3,896
Senior Debt
$284 million, 6.950% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	283	293
$201 million, 7.600% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	200	199
Total Senior Debt	483	492
Total Long-term Debt	$3,884	$4,388
Repurchases of Notes
The losses and gains on the extinguishment of debt include the write-offs of unamortized issuance costs and are included in Other Income in the Consolidated Statements of Income.
2024 Repurchases
During the first and second quarters of 2024, we repurchased in the open market and extinguished $200 million principal amount of our outstanding senior notes. The aggregate repurchase price for these notes was $202 million, resulting in pre-tax losses of $3 million, net of the write-off of unamortized issuance costs.
In the fourth quarter of 2024, we completed a make-whole call to repurchase the remaining $314 million principal amount of our outstanding 2025 Notes. The repurchase price for these notes was $320 million, resulting in a pre-tax loss of $7 million, net of the write-off of unamortized issuance costs.

2023 Repurchases
During 2023, we repurchased in the open market and extinguished $485 million principal amount of our outstanding senior notes. The aggregate repurchase price for these notes was $447 million, resulting in pre-tax gains of $34 million, net of the write-off of unamortized issuance costs.
The following table provides details of the outstanding principal amounts of senior notes repurchased and extinguished during 2024 and 2023:

	2024	2023
	(in millions)
2025 Notes	$314	$6
2027 Notes	14	—
2028 Notes	17	38
2029 Notes	17	—
2030 Notes	94	62
2033 Notes	10	56
2035 Notes	10	189
2036 Notes	38	87
2037 Notes	—	47
Total	$514	$485
Asset-backed Revolving Credit Facility
We and certain of our 100% owned subsidiaries guarantee and pledge collateral to secure our ABL Facility. The ABL Facility, which allows borrowings and letters of credit in U.S. dollars, has aggregate commitments of $750 million and an expiration date in August 2026.
Availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on our eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time the outstanding amount under the ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitment, we are required to repay the outstanding amounts under the ABL Facility to the extent of such excess. As of February 1, 2025, our borrowing base was $553 million, and we had no borrowings outstanding under the ABL Facility.
The ABL Facility supports our letter of credit program. We had $11 million of outstanding letters of credit as of February 1, 2025 that reduced our availability under the ABL Facility. As of February 1, 2025, our availability under the ABL Facility was $542 million.
As of February 1, 2025, the ABL Facility fees related to committed and unutilized amounts were 0.30% per annum, and the fees related to outstanding letters of credit were 1.25% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was the Term Secured Overnight Financing Rate plus 1.25% and a credit spread adjustment of 0.10% per annum.
The ABL Facility requires us to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (i) $70 million or (ii) 10% of the maximum borrowing amount. As of February 1, 2025, we were not required to maintain this ratio.
Credit Ratings
The following table provides our credit ratings as of February 1, 2025:

	Moody’s	S&P
Corporate	Ba2	BB
Senior Unsecured Debt with Subsidiary Guarantee	Ba2	BB
Senior Unsecured Debt	B1	B+
Outlook	Stable	Stable
Guarantor Summarized Financial Information
Certain of our subsidiaries, which are listed on Exhibit 22 to this Annual Report on Form 10-K, have guaranteed our obligations under the 2027 Notes, 2028 Notes, 2029 Notes, 2030 Notes, 2035 Notes and 2036 Notes (collectively, the “Notes”).
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

FEBRUARY 1, 2025 SUMMARIZED BALANCE SHEET	(in millions)
ASSETS
Current Assets (a)	$2,075
Noncurrent Assets	2,411

LIABILITIES
Current Liabilities (b)	$2,394
Noncurrent Liabilities	4,898
 _______________
(a)Includes amounts due from non-Guarantor subsidiaries of $572 million as of February 1, 2025.
(b)Includes amounts due to non-Guarantor subsidiaries of $1.421 billion as of February 1, 2025.

2024 SUMMARIZED STATEMENT OF INCOME	(in millions)
Net Sales (a)	$6,940
Gross Profit	2,988
Operating Income	1,149
Income Before Income Taxes	849
Net Income (b)	669
 _______________
(a)Includes Net Sales of $189 million to non-Guarantor subsidiaries.
(b)Includes a Net Loss of $15 million related to transactions with non-Guarantor subsidiaries.

Contingent Liabilities and Contractual Obligations
The following table provides our contractual obligations, aggregated by type, including the maturity profile as of February 1, 2025:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years	Other
	(in millions)
Long-term Debt (a)	$5,933	$252	$791	$1,362	$3,528	$—
Future Lease Obligations (b)	1,404	267	474	321	342	—
Purchase Obligations (c)	662	536	89	31	6	—
Other Liabilities (d)	189	153	—	—	—	36
Total	$8,188	$1,208	$1,354	$1,714	$3,876	$36

________________
(a)Long-term Debt obligations relate to our principal and interest payments for outstanding notes and debentures. Interest payments have been estimated based on the coupon rate for fixed rate obligations. Interest obligations exclude amounts which have been accrued through February 1, 2025. For additional information, see Note 10 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(b)Future lease obligations primarily represent minimum payments due under operating lease agreements. For additional information, see Note 6 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(c)Purchase obligations primarily include purchase orders for merchandise inventory and other agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.
(d)Other liabilities include future estimated payments associated with unrecognized tax benefits. The “Less Than 1 Year” category includes $136 million of these tax items because it is reasonably possible that the amounts could change in the next 12 months due to audit settlements or resolution of uncertainties. In addition, we have a liability of $17 million related to the deemed repatriation tax on our undistributed foreign earnings resulting from the Tax Cuts and Jobs Act, expected to be paid in 2025. The remaining portion, totaling $36 million, is included in the “Other” category as it is not reasonably possible that the amounts could change in the next 12 months. For additional information, see Note 9 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.
Lease Guarantees
In connection with the spin-off of Victoria’s Secret and the disposal of a certain other business, we had remaining contingent obligations of $232 million as of February 1, 2025 related to lease payments under the current terms of noncancelable leases, primarily related to office space, expiring at various dates through 2037. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of these businesses. Our reserves related to these obligations were not significant for any period presented.
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures, that expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance, and applies to companies with a single reportable segment. We adopted this standard in the fourth quarter of 2024. Refer to Note 15, “Segment Reporting,” to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data for required disclosures.
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
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, that requires disclosures of disaggregated information about certain prescribed expense categories within relevant income statement expense captions. This standard is effective for annual reporting of fiscal years beginning after December 15, 2026, and for interim periods in the following year, with early adoption permitted. This standard should be applied prospectively, with retrospective application permitted. We are currently evaluating the impact of adopting this standard on our disclosures.
Critical Accounting Estimates
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
Management believes that the assumptions used in these estimates are reasonable and appropriate. A 10% increase or decrease in the inventory valuation adjustment would have impacted Net Income by approximately $2 million for 2024. A 10% increase or decrease in the estimated physical inventory loss adjustment would have impacted Net Income by approximately $2 million for 2024.
Valuation of Long-lived Store Assets
Long-lived store assets, which include leasehold improvements, store-related assets and operating lease assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Store assets are grouped at the lowest level for which they are largely independent of other assets or asset groups. If the estimated undiscounted future cash flows related to the asset group are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the estimated fair value, determined by the estimated discounted future cash flows of the asset group. For operating lease assets, we determine the fair value of the assets by comparing the contractual rent payments to estimated market rental rates. An individual asset within an asset group is not impaired below its estimated fair value. The fair value of long-lived store assets is determined using Level 3 inputs within the fair value hierarchy.
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
A number of countries have enacted legislation to implement the Organization for Economic Cooperation and Development’s 15% global minimum tax regime (Pillar Two) with effect from January 1, 2024. These changes did not have a material impact on our effective tax rate, results of operations or financial position for 2024. We continue to evaluate the impacts of proposed and enacted legislation for the jurisdictions in which we operate.
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
All of our Long-term Debt as of February 1, 2025 has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. Our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows.
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
Fair Value Measurements
The following table provides a summary of the principal value and estimated fair value of outstanding Long-term Debt as of February 1, 2025 and February 3, 2024:

	February 1, 2025	February 3, 2024
	(in millions)
Principal Value	$3,916	$4,430
Fair Value, Estimated (a)	3,986	4,456
________________
(a)The estimated fair values are based on reported transaction prices and are not necessarily indicative of the amounts that we could realize in a current market exchange.
As of February 1, 2025, we believe that the carrying values of our Accounts Receivable, Accounts Payable and Accrued Expenses approximate their fair values because of their short maturities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
BATH & BODY WORKS, INC. ®
Our fiscal year ends on the Saturday nearest to January 31. Fiscal years are designated in the Consolidated Financial Statements and Notes by the calendar year in which the fiscal year commences. The results for fiscal 2024 refer to the 52-week period ended February 1, 2025, fiscal 2023 refers to 53-week period ended February 3, 2024 and fiscal 2022 refers to 52-week period ended January 28, 2023.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 1, 2025. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).
Based on our assessment and the COSO criteria, management believes that the Company maintained effective internal control over financial reporting as of February 1, 2025.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. Ernst & Young LLP’s report appears on the following page and expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of February 1, 2025.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Bath & Body Works, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Bath & Body Works, Inc.’s internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Bath & Body Works, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 1, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 1, 2025 and February 3, 2024, the related consolidated statements of income, comprehensive income, total equity (deficit) and cash flows for each of the three years in the period ended February 1, 2025, and the related notes and our report dated March 14, 2025 expressed an unqualified opinion thereon.
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
March 14, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Bath & Body Works, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bath & Body Works, Inc. (the Company) as of February 1, 2025 and February 3, 2024, the related consolidated statements of income, comprehensive income, total equity (deficit) and cash flows for each of the three years in the period ended February 1, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 1, 2025 and February 3, 2024, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 14, 2025 expressed an unqualified opinion thereon.
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
Grandview Heights, Ohio
March 14, 2025

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions except per share amounts)

	2024	2023	2022
Net Sales	$7,307	$7,429	$7,560
Costs of Goods Sold, Buying and Occupancy	(4,073)	(4,193)	(4,305)
Gross Profit	3,234	3,236	3,255
General, Administrative and Store Operating Expenses	(1,968)	(1,951)	(1,879)
Operating Income	1,266	1,285	1,376
Interest Expense	(312)	(345)	(348)
Other Income	74	81	17
Income from Continuing Operations Before Income Taxes	1,028	1,021	1,045
Provision for Income Taxes	230	143	251
Net Income from Continuing Operations	798	878	794
Income from Discontinued Operations, Net of Tax	—	—	6
Net Income	$798	$878	$800

Net Income per Basic Share
Continuing Operations	$3.62	$3.86	$3.43
Discontinued Operations	—	—	0.03
Total Net Income per Basic Share	$3.62	$3.86	$3.45

Net Income per Diluted Share
Continuing Operations	$3.61	$3.84	$3.40
Discontinued Operations	—	—	0.03
Total Net Income per Diluted Share	$3.61	$3.84	$3.43

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	2024	2023	2022
Net Income	$798	$878	$800
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(8)	(2)	(2)
Unrealized Gain on Cash Flow Hedges	5	1	2
Reclassification of Cash Flow Hedges to Earnings	(1)	(2)	(2)
Total Other Comprehensive Loss, Net of Tax	(4)	(3)	(2)
Total Comprehensive Income	$794	$875	$798

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)

	February 1, 2025	February 3, 2024
ASSETS
Current Assets:
Cash and Cash Equivalents	$674	$1,084
Accounts Receivable, Net	205	224
Inventories	734	710
Easton Assets Held for Sale	96	—
Other	114	97
Total Current Assets	1,823	2,115
Property and Equipment, Net	1,127	1,220
Operating Lease Assets	949	1,056
Goodwill	628	628
Trade Name	165	165
Deferred Income Taxes	130	144
Other Assets	50	135
Total Assets	$4,872	$5,463
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$338	$380
Accrued Expenses and Other	584	608
Current Operating Lease Liabilities	192	181
Income Taxes	117	120
Total Current Liabilities	1,231	1,289
Deferred Income Taxes	24	147
Long-term Debt	3,884	4,388
Long-term Operating Lease Liabilities	883	1,004
Other Long-term Liabilities	233	261
Shareholders’ Equity (Deficit):
Preferred Stock—$1.00 par value; 10 shares authorized; none issued	—	—
Common Stock—$0.50 par value; 1,000 shares authorized; 231 and 240 shares issued; 216 and 225 shares outstanding, respectively	115	120
Paid-in Capital	829	838
Accumulated Other Comprehensive Income	71	75
Retained Earnings (Accumulated Deficit)	(1,578)	(1,838)
Less: Treasury Stock, at Average Cost; 15 and 15 shares, respectively	(822)	(822)
Total Shareholders’ Equity (Deficit)	(1,385)	(1,627)
Noncontrolling Interest	2	1
Total Equity (Deficit)	(1,383)	(1,626)
Total Liabilities and Equity (Deficit)	$4,872	$5,463

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions except per share amounts)

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, January 29, 2022	254	$134	$893	$80	$(1,803)	$(822)	$1	$(1,517)
Net Income	—	—	—	—	800	—	—	800
Other Comprehensive Loss	—	—	—	(2)	—	—	—	(2)
Total Comprehensive Income	—	—	—	(2)	800	—	—	798
Cash Dividends ($0.80 per share)	—	—	—	—	(186)	—	—	(186)
Repurchases of Common Stock	(7)	—	—	—	—	(312)	—	(312)
Accelerated Share Repurchase Program	(20)	—	—	—	—	(1,000)	—	(1,000)
Treasury Share Retirement	—	(13)	(87)	—	(1,212)	1,312	—	—
Share-based Compensation and Other	2	1	11	—	—	—	—	12
Balance, January 28, 2023	229	$122	$817	$78	$(2,401)	$(822)	$1	$(2,205)
Net Income	—	—	—	—	878	—	—	878
Other Comprehensive Loss	—	—	—	(3)	—	—	—	(3)
Total Comprehensive Income	—	—	—	(3)	878	—	—	875
Cash Dividends ($0.80 per share)	—	—	—	—	(182)	—	—	(182)
Repurchases of Common Stock	(4)	—	—	—	—	(149)	—	(149)
Treasury Share Retirement	—	(2)	(14)	—	(133)	149	—	—
Share-based Compensation and Other	—	—	35	—	—	—	—	35
Balance, February 3, 2024	225	$120	$838	$75	$(1,838)	$(822)	$1	$(1,626)
Net Income	—	—	—	—	798	—	—	798
Other Comprehensive Loss	—	—	—	(4)	—	—	—	(4)
Total Comprehensive Income	—	—	—	(4)	798	—	—	794
Cash Dividends ($0.80 per share)	—	—	—	—	(177)	—	—	(177)
Repurchases of Common Stock	(10)	—	—	—	—	(400)	—	(400)
Treasury Share Retirement	—	(5)	(34)	—	(361)	400	—	—
Share-based Compensation and Other	1	—	25	—	—	—	1	26
Balance, February 1, 2025	216	$115	$829	$71	$(1,578)	$(822)	$2	$(1,383)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	2024	2023	2022
Operating Activities
Net Income	$798	$878	$800
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation of Long-lived Assets	282	269	221
Share-based Compensation Expense	40	43	38
Gain on Sales of Easton Investments	(39)	—	—
Loss (Gain) on Extinguishment of Debt	10	(34)	—
Deferred Income Taxes	(112)	(128)	17
Impairment of Equity Method Investment	—	8	—
Changes in Assets and Liabilities:
Accounts Receivable	18	2	11
Inventories	(26)	(2)	—
Accounts Payable, Accrued Expenses and Other	(50)	(109)	44
Income Taxes Payable	(23)	34	39
Other Assets and Liabilities	(12)	(7)	(26)
Net Cash Provided by Operating Activities	$886	$954	$1,144

Investing Activities
Capital Expenditures	$(226)	$(298)	$(328)
Proceeds from Sales of Easton Investments, Net of Fees Paid	40	—	—
Other Investing Activities	24	12	—
Net Cash Used for Investing Activities	$(162)	$(286)	$(328)

Financing Activities
Payments for Long-term Debt	$(522)	$(447)	$—
Net Payments to Victoria’s Secret & Co. related to Spin-Off	(2)	(3)	(25)
Repurchases of Common Stock	(401)	(148)	(1,312)
Dividends Paid	(177)	(182)	(186)
Tax Payments related to Share-based Awards	(16)	(11)	(32)
Payments of Finance Lease Obligations	(17)	(15)	(9)
Other Financing Activities	3	(9)	2
Net Cash Used for Financing Activities	$(1,132)	$(815)	$(1,562)

Effects of Exchange Rate Changes on Cash and Cash Equivalents	$(2)	$(1)	$(1)
Net Decrease in Cash and Cash Equivalents	(410)	(148)	(747)
Cash and Cash Equivalents, Beginning of Year	1,084	1,232	1,979
Cash and Cash Equivalents, End of Year	$674	$1,084	$1,232

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
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. The Company utilizes the retail calendar for reporting. As a result, “2024” refers to the 52-week period ended February 1, 2025, “2023” refers to the 53-week period ended February 3, 2024 and “2022” refers to the 52-week period ended January 28, 2023.
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
On August 2, 2021, the Company completed the tax-free spin-off of its former Victoria’s Secret business, which included the Victoria’s Secret and PINK brands, into an independent publicly traded company (“Victoria’s Secret & Co.”). Accordingly, the operating results of, and fees to separate, the Victoria’s Secret business were reported in Income from Discontinued Operations, Net of Tax in the Consolidated Statements of Income in prior periods. In 2022, the Company recorded a $6 million tax benefit, reported in Income from Discontinued Operations, Net of Tax, related to an adjustment to the previously recorded tax expense from the spin-off.
Cash and Cash Equivalents
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

Advertising Costs
Advertising and marketing costs are expensed at the time the promotion first appears in media, in the store or when the advertising is mailed. Advertising and marketing costs totaled $242 million for 2024, $180 million for 2023 and $166 million for 2022.
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
Long-lived store assets, which include leasehold improvements, store-related assets and operating lease assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Store assets are grouped at the lowest level for which they are largely independent of other assets or asset groups. If the estimated undiscounted future cash flows related to the asset group are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the estimated fair value, determined by the estimated discounted future cash flows of the asset group. For operating lease assets, the Company determines the fair value of the assets by comparing the contractual rent payments to estimated market rental rates. An individual asset within an asset group is not impaired below its estimated fair value. The fair value of long-lived store assets is determined using Level 3 inputs within the fair value hierarchy.
Cloud Computing Arrangements
Costs incurred to implement cloud computing service arrangements hosted by third-party vendors are capitalized when incurred during the application development phase and amortized on a straight-line basis over the contractual term, plus any reasonably certain renewal periods, of the cloud computing arrangement. Capitalized amounts related to such arrangements are recorded within Other Current Assets and Other Assets on the Consolidated Balance Sheets and changes in cloud computing arrangement implementation costs are classified within Operating Activities in the Consolidated Statements of Cash Flows. Cloud computing assets and related amortization were not significant for any period presented.
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
Supplier Finance Program
During the fourth quarter of 2024, the Company implemented a supply chain finance (“SCF”) program. Under the SCF program, the Company has an agreement with a third-party financial institution, whereby some of its suppliers have the opportunity to settle outstanding payment obligations early, at a discount, facilitated by the financial institution. The Company’s obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted by suppliers’ participation in the arrangement and the Company provides no guarantees to any third parties under the SCF program. Amounts due under the SCF program are included in Accounts Payable in the Consolidated Balance Sheets and within Operating Activities in the Consolidated Statements of Cash Flows. The Company’s activity under the SCF program was not significant as of, and for the year ended, February 1, 2025.

Easton Investments
The Company has land and other investments in Easton, a planned community in Columbus, Ohio, that integrates office, hotel, retail, residential and recreational space. As of February 1, 2025, certain of these investments met all of the required criteria for held for sale presentation, which requires assets to be reported at the lower of their carrying value or fair value less costs to sell. These investments, consisting primarily of undeveloped land, are reported at their carrying value, which was $96 million, and within Current Assets on the February 1, 2025 Consolidated Balance Sheet. The Company also had other Easton investments not presented as held for sale, with a carrying value of $26 million, reported in Other Assets on the February 1, 2025 Consolidated Balance Sheet.
Previously included in the Company’s Easton investments were equity interests in Easton Town Center, LLC (“ETC”) and Easton Gateway, LLC (“EG”), entities that own and develop commercial entertainment and shopping centers. The Company’s investments in ETC and EG were accounted for using the equity method of accounting. On May 10, 2024, the Company sold its entire interest in the business associated with EG, and on August 1, 2024, the Company sold its entire interest in ETC. Net of fees, the Company recognized a pre-tax gain of $39 million, included in Other Income in the 2024 Consolidated Statement of Income, and received cash proceeds of $40 million, included in Investing Activities in the 2024 Consolidated Statement of Cash Flows, related to these sales.
The Company’s Easton investments totaled $120 million as of February 3, 2024, and are reported in Other Assets on the February 3, 2024 Consolidated Balance Sheet.
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
General, Administrative and Store Operating Expenses
The Company’s General, Administrative and Store Operating Expenses is comprised of Selling, Marketing, and General and Administrative expenses. Selling Expenses include payroll and benefit costs for the Company’s stores and other costs associated with operating stores and e-commerce sites. Marketing Expenses include costs associated with the Company’s marketing and advertising activities. General and Administrative Expenses include payroll and benefit costs for the Company’s administrative departments (including home office and corporate functions), general corporate expenses, and most of the Company’s technology expenses.
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
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures, that expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance, and applies to companies with a single reportable segment. The Company adopted this standard in the fourth quarter of 2024. Refer to Note 15, “Segment Reporting,” for the required disclosures.
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
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, that requires disclosures of disaggregated information about certain prescribed expense categories within relevant income statement expense captions. This standard is effective for annual reporting of fiscal years beginning after December 15, 2026, and for interim periods in the following year, with early adoption permitted. This standard should be applied prospectively, with retrospective application permitted. The Company is currently evaluating the impact of adopting this standard on its disclosures.
2. Revenue Recognition
Accounts receivable, net from revenue-generating activities were $81 million as of February 1, 2025 and $84 million as of February 3, 2024. These accounts receivable primarily relate to amounts due from the Company’s franchise, license and wholesale partners. Under these arrangements, payment terms are typically 45 to 75 days.
The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty points and rewards, and direct channel shipments not received by the customer, which are all impacted by seasonal and holiday-related sales patterns. Deferred revenue, which is recorded within Accrued Expenses and Other on the Consolidated Balance Sheets, was $197 million as of February 1, 2025 and $198 million as of February 3, 2024. The Company recognized $132 million as revenue in 2024 from amounts recorded as deferred revenue at the beginning of the Company’s fiscal year.

The following table provides a disaggregation of Net Sales for 2024, 2023 and 2022:

	2024	2023	2022
	(in millions)
Stores - U.S. and Canada (a)	$5,534	$5,507	$5,476
Direct - U.S. and Canada	1,474	1,582	1,745
International (b)	299	340	339
Total Net Sales	$7,307	$7,429	$7,560
_______________
(a)Results include fulfilled buy online pick up in store orders.
(b)Results include royalties associated with franchised stores and wholesale sales.
The Company’s Net Sales outside of the U.S. include sales from Company-operated stores and its e-commerce site in Canada, royalties associated with franchised stores and wholesale sales. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s Net Sales outside of the U.S. totaled $691 million in 2024, $723 million in 2023 and $707 million in 2022.
3. Net Income Per Share
Net Income per Basic Share is computed based on the weighted-average number of common shares outstanding. Net Income per Diluted Share includes the weighted-average effect of dilutive restricted share units, performance share units and stock options (collectively, “Dilutive Awards”) on the weighted-average common shares outstanding.
The following table provides the weighted-average shares utilized for the calculation of Net Income per Basic and Diluted Share for 2024, 2023 and 2022:

	2024	2023	2022
	(in millions)
Common Shares	235	243	247
Treasury Shares	(15)	(15)	(15)
Basic Shares	220	228	232
Effect of Dilutive Awards	1	1	1
Diluted Shares	221	229	233
Anti-dilutive Awards (a)	1	—	1
________________
(a)These awards were excluded from the calculation of Net Income per Diluted Share because their inclusion would have been anti-dilutive.

4. Inventories
The following table provides details of Inventories as of February 1, 2025 and February 3, 2024:

	February 1, 2025	February 3, 2024
	(in millions)
Finished Goods Merchandise	$589	$558
Raw Materials and Merchandise Components	145	152
Total Inventories	$734	$710

5. Long-lived Assets
The following table provides details of Property and Equipment, Net as of February 1, 2025 and February 3, 2024:

	February 1, 2025	February 3, 2024
	(in millions)
Land and Improvements	$87	$90
Buildings and Improvements	323	319
Furniture, Fixtures, Software and Equipment	1,879	1,821
Leasehold Improvements	891	850
Construction in Progress	37	43
Total	3,217	3,123
Accumulated Depreciation and Amortization	(2,090)	(1,903)
Property and Equipment, Net	$1,127	$1,220
Depreciation expense was $282 million in 2024, $269 million in 2023 and $221 million in 2022.
The Company’s internationally-based long-lived assets, including operating lease assets, were $131 million as of February 1, 2025 and $138 million as of February 3, 2024.
6. Leases
The following table provides the components of lease cost for operating leases for 2024, 2023 and 2022:

	2024	2023	2022
	(in millions)
Operating Lease Costs	$267	$254	$238
Variable Lease Costs	108	107	107
Short-term Lease Costs	43	41	37
Total Lease Cost	$418	$402	$382
The following table provides future maturities of operating lease liabilities as of February 1, 2025:

Fiscal Year	(in millions)
2025	$248
2026	244
2027	192
2028	159
2029	130
Thereafter	312
Total Lease Payments	1,285
Less: Interest	(210)
Present Value of Operating Lease Liabilities	$1,075
The Company accounts for all fixed consideration in a lease as a single lease component. Therefore, the payments used to measure the lease liability include fixed minimum rentals along with fixed operating costs such as common area maintenance and utilities.
As of February 1, 2025, the Company had additional operating lease commitments that have not yet commenced of $43 million.
The following table provides the weighted-average remaining lease term and discount rate for operating lease liabilities as of February 1, 2025 and February 3, 2024:

	February 1, 2025	February 3, 2024
Weighted-average Remaining Lease Term (years)	6.1	6.4
Weighted-average Discount Rate	5.8%	5.6%

The following table provides supplemental cash flow information related to the Company’s operating leases for 2024, 2023 and 2022:

	2024	2023	2022
	(in millions)
Cash paid for Operating Lease Liabilities (a)	$279	$280	$249
Lease Assets obtained as a result of new or modified Lease Liabilities, net of terminations	91	185	207
 ________________
(a)These payments are included within the Operating Activities section of the Consolidated Statements of Cash Flows.
Finance Leases
The Company leases certain fulfillment equipment under finance leases that expire at various dates through 2029. The Company records finance lease assets, net of accumulated amortization, in Property and Equipment, Net on the Consolidated Balance Sheets. Additionally, the Company records finance lease liabilities in Accrued Expenses and Other and Other Long-term Liabilities on the Consolidated Balance Sheets. Finance lease costs are comprised of the straight-line amortization of the lease asset and the accretion of interest expense under the effective interest method. The Company’s finance lease costs, assets and liabilities were not significant for any period presented.
7. Intangible Assets
Goodwill
The Company’s Goodwill was $628 million as of February 1, 2025 and February 3, 2024.
The Company performed its qualitative goodwill impairment assessments as of February 1, 2025 and February 3, 2024 and determined that it was not more likely than not that fair value was less than carrying value (including goodwill) as of both dates.
Trade Name
The Company’s Trade Name was $165 million as of February 1, 2025 and February 3, 2024.
The Company performed its impairment assessments of the Trade Name as of February 1, 2025 and February 3, 2024, utilizing the relief from royalty method under the income approach, and determined that its fair value was greater than its carrying value as of both dates.
8. Other Assets and Liabilities
The following table provides additional information about the composition of Other Current Assets as of February 1, 2025 and February 3, 2024:

	February 1, 2025	February 3, 2024
	(in millions)
Prepaid Expenses	$79	$81
Other	35	16
Total Other Current Assets	$114	$97

The following table provides additional information about the composition of Accrued Expenses and Other as of February 1, 2025 and February 3, 2024:

	February 1, 2025	February 3, 2024
	(in millions)
Deferred Revenue	$197	$198
Compensation, Payroll Taxes and Benefits	78	114
Interest	63	58
Taxes, Other than Income	23	36
Rent	29	32
Accrued Claims on Self-insured Activities	34	34
Accrued Marketing	33	9
Other	127	127
Total Accrued Expenses and Other	$584	$608
9. Income Taxes
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
The following table provides the components of the Company’s provision for income taxes for 2024, 2023 and 2022:

	2024	2023	2022
	(in millions)
Current:
U.S. Federal	$281	$214	$180
U.S. State	54	49	48
Non-U.S.	8	7	8
Total	343	270	236
Deferred:
U.S. Federal	(121)	(19)	10
U.S. State	(6)	(2)	—
Non-U.S.	14	(106)	5
Total	(113)	(127)	15
Provision for Income Taxes	$230	$143	$251

The non-U.S. component of pre-tax income, arising principally from overseas operations, was income of $66 million, $84 million and $94 million for 2024, 2023 and 2022, respectively.
The following table provides the reconciliation between the statutory federal income tax rate and the effective tax rate for 2024, 2023 and 2022:

	2024	2023	2022
Federal Income Tax Rate	21.0%	21.0%	21.0%
State Income Taxes, Net of Federal Income Tax Effect	4.4%	4.0%	4.1%
Impact of Non-U.S. Operations	0.9%	0.2%	0.1%
Change in Valuation Allowance	(4.2%)	(11.0%)	—%
Share-based Compensation	—%	0.1%	(0.7%)
Uncertain Tax Positions	0.3%	—%	(0.7%)
Other Items, Net	—%	(0.4%)	0.2%
Effective Tax Rate	22.4%	13.9%	24.0%

Deferred Taxes
Deferred tax assets and liabilities represent the future effects on income taxes resulting from temporary differences and carryforwards at the end of the respective year.
The following table provides the effect of temporary differences that cause deferred income taxes as of February 1, 2025 and February 3, 2024:

	February 1, 2025			February 3, 2024
	Assets	Liabilities	Total	Assets	Liabilities	Total
	(in millions)
Loss Carryforwards	$367	$—	$367	$390	$—	$390
Leases	260	(247)	13	280	(266)	14
Capitalized Research and Development	37	—	37	30	—	30
Share-based Compensation	8	—	8	9	—	9
Property and Equipment	7	(122)	(115)	5	(146)	(141)
Trade Names	—	(38)	(38)	—	(38)	(38)
Other Assets	—	(1)	(1)	—	(59)	(59)
Other, Net	55	(10)	45	56	(11)	45
Valuation Allowance	(210)	—	(210)	(253)	—	(253)
Total Deferred Income Taxes	$524	$(418)	$106	$517	$(520)	$(3)
As of February 1, 2025, the Company had loss carryforwards of $367 million, of which $248 million had an indefinite carryforward. The remainder of the U.S. and non-U.S. carryforwards, if unused, will expire at various dates from 2025 through 2040 and 2031 through 2041, respectively. For certain jurisdictions where the Company has determined that it is more likely than not that the loss carryforwards will not be realized, a valuation allowance has been provided on those loss carryforwards as well as other net deferred tax assets.
Income tax payments were $351 million for 2024, $231 million for 2023 and $188 million for 2022.
Uncertain Tax Positions
The following table summarizes the activity related to the Company’s unrecognized tax benefits for U.S. federal, state and non-U.S. tax jurisdictions for 2024, 2023 and 2022, without interest and penalties:

	2024	2023	2022
	(in millions)
Gross Unrecognized Tax Benefits, as of the Beginning of the Fiscal Year	$145	$149	$147
Increases to Unrecognized Tax Benefits for Prior Years	1	1	14
Decreases to Unrecognized Tax Benefits for Prior Years	(3)	(7)	(12)
Increases to Unrecognized Tax Benefits as a Result of Current Year Activity	12	5	6
Decreases to Unrecognized Tax Benefits Relating to Settlements with Taxing Authorities	—	(1)	(2)
Decreases to Unrecognized Tax Benefits as a Result of a Lapse of the Applicable Statute of Limitations	(6)	(2)	(4)
Gross Unrecognized Tax Benefits, as of the End of the Fiscal Year	$149	$145	$149
Of the total gross unrecognized tax benefits, approximately $91 million, $131 million and $135 million, at February 1, 2025, February 3, 2024, and January 28, 2023, respectively, represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. These amounts are net of the offsetting tax effects from other tax jurisdictions.
Of the total unrecognized tax benefits, it is reasonably possible that $111 million could change in the next 12 months due to audit settlements, expiration of statutes of limitations or other resolution of uncertainties. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in amounts which could be different from this estimate.
The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. The Company recognized an income tax expense from interest and penalties of approximately $11 million for 2024, $9 million for 2023 and $2 million for 2022. The Company had accrued $30 million and $19 million for the payment of interest and penalties as of February 1, 2025 and February 3, 2024, respectively. Accrued interest and penalties are included within Other Long-term Liabilities on the Consolidated Balance Sheets.
The Company files U.S. federal income tax returns as well as income tax returns in various states and in non-U.S. jurisdictions. The Company is a participant in the Compliance Assurance Process, which is a program made available by the Internal Revenue Service (“IRS”) to certain qualifying large taxpayers, under which participants work collaboratively with the IRS to identify and resolve potential tax issues through open, cooperative and transparent interaction prior to the annual filing of their federal income tax returns. The IRS is currently examining the Company’s 2020 to 2024 consolidated U.S. federal income tax returns.
The Company is also subject to various state and local income tax examinations for the years 2017 to 2023. Finally, the Company is subject to multiple non-U.S. tax jurisdiction examinations for the years 2012 to 2023. In some situations, the Company determines that it does not have a filing requirement in a particular tax jurisdiction. Where no return has been filed, no statute of limitations applies. Accordingly, if a tax jurisdiction reaches a conclusion that a filing requirement does exist, additional years may be reviewed by the tax authority. The Company believes it has appropriately accounted for uncertainties related to this issue.
10. Long-term Debt and Borrowing Facility
The following table provides the Company’s outstanding Long-term Debt balances, net of unamortized debt issuance costs and discounts, as of February 1, 2025 and February 3, 2024:

	February 1, 2025	February 3, 2024
	(in millions)
Senior Debt with Subsidiary Guarantee
$500 million, 9.375% Fixed Interest Rate Notes due July 2025 (“2025 Notes”)	$—	$313
$284 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	277	287
$444 million, 5.250% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	443	460
$482 million, 7.500% Fixed Interest Rate Notes due June 2029 (“2029 Notes”)	476	492
$844 million, 6.625% Fixed Interest Rate Notes due October 2030 (“2030 Notes”)	838	930
$802 million, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	796	806
$575 million, 6.750% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	571	608
Total Senior Debt with Subsidiary Guarantee	3,401	3,896
Senior Debt
$284 million, 6.950% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	283	293
$201 million, 7.600% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	200	199
Total Senior Debt	483	492
Total Long-term Debt	$3,884	$4,388
The following table provides principal payments due on outstanding Long-term Debt in the next five fiscal years and the remaining years thereafter:

Fiscal Year	(in millions)
2025	$—
2026	284
2027	—
2028	444
2029	482
Thereafter	2,705
Cash paid for interest was $289 million in 2024, $346 million in 2023 and $339 million in 2022.
Repurchases of Notes
The losses and gains on the extinguishment of debt include the write-offs of unamortized issuance costs and are included in Other Income in the Consolidated Statements of Income.

2024 Repurchases
During the first and second quarters of 2024, the Company repurchased in the open market and extinguished $200 million principal amount of the Company’s outstanding senior notes. The aggregate repurchase price for these notes was $202 million, resulting in pre-tax losses of $3 million, net of the write-off of unamortized issuance costs.
In the fourth quarter of 2024, the Company completed a make-whole call to repurchase the remaining $314 million principal amount of the Company’s outstanding 2025 Notes. The repurchase price for these notes was $320 million, resulting in a pre-tax loss of $7 million, net of the write-off of unamortized issuance costs.
2023 Repurchases
During 2023, the Company repurchased in the open market and extinguished $485 million principal amount of the Company’s outstanding senior notes. The aggregate repurchase price for these notes was $447 million, resulting in pre-tax gains of $34 million, net of the write-off of unamortized issuance costs.
The following table provides details of the outstanding principal amounts of senior notes repurchased and extinguished during 2024 and 2023:

	2024	2023
	(in millions)
2025 Notes	$314	$6
2027 Notes	14	—
2028 Notes	17	38
2029 Notes	17	—
2030 Notes	94	62
2033 Notes	10	56
2035 Notes	10	189
2036 Notes	38	87
2037 Notes	—	47
Total	$514	$485
Asset-backed Revolving Credit Facility
The Company and certain of the Company’s 100% owned subsidiaries guarantee and pledge collateral to secure an asset-backed revolving credit facility (“ABL Facility”). The ABL Facility, which allows borrowings and letters of credit in U.S. dollars, has aggregate commitments of $750 million and an expiration date in August 2026.
Availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on the Company’s eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time the outstanding amount under the ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitment, the Company is required to repay the outstanding amounts under the ABL Facility to the extent of such excess. As of February 1, 2025, the Company’s borrowing base was $553 million and it had no borrowings outstanding under the ABL Facility.
The ABL Facility supports the Company’s letter of credit program. The Company had $11 million of outstanding letters of credit as of February 1, 2025 that reduced its availability under the ABL Facility. As of February 1, 2025, the Company’s availability under the ABL Facility was $542 million.
As of February 1, 2025, the ABL Facility fees related to committed and unutilized amounts were 0.30% per annum, and the fees related to outstanding letters of credit were 1.25% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was the Term Secured Overnight Financing Rate plus 1.25% and a credit spread adjustment of 0.10% per annum.
The ABL Facility requires the Company to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (i) $70 million or (ii) 10% of the maximum borrowing amount. As of February 1, 2025, the Company was not required to maintain this ratio.

11. Fair Value Measurements
The following table provides a summary of the principal value and estimated fair value of the Company’s outstanding Long-term Debt as of February 1, 2025 and February 3, 2024:

	February 1, 2025	February 3, 2024
	(in millions)
Principal Value	$3,916	$4,430
Fair Value, Estimated (a)	3,986	4,456
________________
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
Lease Guarantees
In connection with the spin-off of Victoria’s Secret & Co. and the disposal of a certain other business, the Company had remaining contingent obligations of $232 million as of February 1, 2025 related to lease payments under the current terms of noncancelable leases, primarily related to office space, expiring at various dates through 2037. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of these businesses. The Company’s reserves related to these obligations were not significant for any period presented.
13. Shareholders’ Equity (Deficit)
Common Stock Repurchases
2022 Share Repurchase Program
In February 2022, the Company’s Board of Directors (the “Board”) authorized a $1.5 billion share repurchase program (the “February 2022 Program”). Under the February 2022 Program, the Company repurchased the following shares of its common stock during 2024 and 2023:

Repurchase Program	Shares Repurchased		Amount Repurchased		Average Stock Price
	2024	2023	2024	2023	2024	2023
	(in thousands)		(in millions)
February 2022	842	4,096	$39	$149	$46.08	$36.38
The February 2022 Program had no remaining authority as of May 4, 2024. There were share repurchases of $1 million reflected in Accounts Payable on the February 3, 2024 Consolidated Balance Sheet.
2024 Share Repurchase Program
In January 2024, the Board authorized a $500 million share repurchase program (the “January 2024 Program”). Under the January 2024 Program, the Company repurchased the following shares of its common stock during 2024:

Repurchase Program	Shares Repurchased	Amount Repurchased	Average Stock Price
	(in thousands)	(in millions)
January 2024	9,583	$361	$37.70

The January 2024 Program had $139 million of remaining authority as of February 1, 2025. There were share repurchases of $1 million reflected in Accounts Payable on the February 1, 2025 Consolidated Balance Sheet.
2025 Share Repurchase Program
In January 2025, the Board authorized a new $500 million share repurchase program (the “January 2025 Program”). On February 27, 2025, the Company cancelled the remaining $121 million authorization available under the January 2024 Program and began repurchasing shares under the January 2025 Program.
Subsequent to February 1, 2025 through March 14, 2025, the Company repurchased an additional 1.5 million shares of its common stock for $53 million under the January 2024 and January 2025 Programs.
Common Stock Retirement
Shares of common stock repurchased under the February 2022 and January 2024 Programs are retired and cancelled upon repurchase. As a result, the Company retired the 10.425 million shares repurchased during 2024, which resulted in reductions of $5 million in the par value of Common Stock, $34 million in Paid-in Capital and $361 million in Retained Earnings (Accumulated Deficit). The Company retired the 4.096 million shares repurchased during 2023, which resulted in reductions of $2 million in the par value of Common Stock, $14 million in Paid-in Capital and $133 million in Retained Earnings (Accumulated Deficit).
Dividends
The Company paid the following dividends during 2024, 2023 and 2022:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2024
First Quarter	$0.20	$45
Second Quarter	0.20	45
Third Quarter	0.20	44
Fourth Quarter	0.20	43
2024 Total	$0.80	$177
2023
First Quarter	$0.20	$46
Second Quarter	0.20	46
Third Quarter	0.20	45
Fourth Quarter	0.20	45
2023 Total	$0.80	$182
2022
First Quarter	$0.20	$48
Second Quarter	0.20	46
Third Quarter	0.20	46
Fourth Quarter	0.20	46
2022 Total	$0.80	$186
On March 7, 2025, the Company paid its first quarter 2025 ordinary dividend of $0.20 per share to stockholders of record at the close of business on February 21, 2025.

14. Share-based Compensation
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
Under the Plans, 206 million options, restricted and unrestricted shares have been authorized to be granted to associates and directors. There were 12 million shares of common stock available for future issuance under the Plans as of February 1, 2025.
Income Statement Impacts
The following table provides Share-based Compensation Expense included in the Consolidated Statements of Income for 2024, 2023 and 2022:

	2024	2023	2022
	(in millions)
Costs of Goods Sold, Buying and Occupancy	$11	$13	$14
General, Administrative and Store Operating Expenses	29	30	24
Total Share-based Compensation Expense	$40	$43	$38
There was no incremental tax expense associated with share-based compensation in 2024 and $1 million for 2023. The tax benefit associated with recognized share-based compensation expense was $7 million for 2022.
Restricted Stock Units and Performance Share Units
The following table provides the Company’s restricted stock unit and performance share unit activity on a combined basis for the year ended February 1, 2025:

	Number of Shares	Weighted-average Grant Date Fair Value
	(in thousands)
Unvested as of February 3, 2024	2,580	$41.49
Granted	1,031	44.65
Vested	(1,088)	44.05
Cancelled	(328)	41.65
Unvested as of February 1, 2025	2,195	$41.69
The fair value of restricted stock unit and performance share unit awards is generally based on the market value of the Company’s common stock on the grant date adjusted for anticipated dividend yields. The weighted-average estimated fair value of awards granted was $44.65 per share for 2024, $35.93 per share for 2023 and $44.73 per share for 2022.
The Company’s total intrinsic value of awards that vested was $50 million for 2024, $31 million for 2023 and $88 million for 2022. The Company’s total fair value at grant date of awards that vested was $48 million for 2024 and $36 million for 2023 and 2022.
Tax benefits realized from tax deductions associated with awards that vested were $8 million for 2024, $6 million for 2023 and $14 million for 2022.
As of February 1, 2025, there was $36 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock and performance share units. This cost is expected to be recognized over a weighted-average period of 1.5 years.

15. Segment Reporting
The Company is managed at the consolidated level and therefore operates and reports as a single segment. The Company’s Chief Executive Officer is its Chief Operating Decision Maker (“CODM”), and the measure of profitability included in the financial information regularly provided to the CODM is total Company Operating Income. The Company’s CODM assesses Operating Income performance in comparison to forecasts and historical results to make decisions on the reinvestment of profits into the business and capital allocation strategies.
The following table illustrates significant segment expenses that are regularly provided to the CODM in 2024, 2023, and 2022:

	2024	2023	2022
	(in millions)
Net Sales	$7,307	$7,429	$7,560
Cost of Goods Sold	(2,880)	(2,970)	(3,126)
Buying and Occupancy	(1,193)	(1,223)	(1,179)
Gross Profit	3,234	3,236	3,255
Selling Expenses	(1,191)	(1,177)	(1,205)
Marketing Expenses	(242)	(189)	(175)
General and Administrative Expenses	(535)	(585)	(499)
Operating Income	$1,266	$1,285	$1,376

As a single reportable segment entity, the other disclosures required by ASC 280, Segment Reporting, can be found in the Company’s Consolidated Financial Statements and the Notes thereto, including the Company’s measure of segment assets, which is total consolidated assets.

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
Management’s Report on Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting as of February 1, 2025 is set forth in Item 8. Financial Statements and Supplementary Data.
Attestation Report of the Registered Public Accounting Firm. The Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting as of February 1, 2025 is set forth in Item 8. Financial Statements and Supplementary Data.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred in the fourth quarter 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
Securities Trading Plans of Directors and Executive Officers
None of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2024.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information required by Item 10 regarding our directors, executive officers and corporate governance is included in our Proxy Statement related to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference. Information regarding compliance with Section 16(A) of the Exchange Act is included in our Proxy Statement related to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
The Company has a written Code of Conduct that applies to members of the Company’s board of directors and associates, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer). The Code of Conduct is available on the Company’s website at www.bbwinc.com (accessible by clicking on the “Investors” link on the main page followed by the “Governance” and “Committee Charters and Governance Materials” links), and a printed copy will be delivered free of charge on request by writing to the Corporate Secretary of the Company at Three Limited Parkway, Columbus, Ohio 43230, c/o Chief Legal Officer. Any amendments to, or waivers from, a provision of the Company’s Code of Conduct that applies to the Company’s Principal Executive Officer and Principal Financial and Accounting Officer and that relates to any element of the code of ethics enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on the Company’s website at www.bbwinc.com.
The Company has an Insider Trading Policy governing all transactions in the Company’s securities by members of the Company’s board of directors and associates (including officers), as well as any other person designated by the Chief Legal Officer or Chief Financial Officer. The Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards. For more information, please refer to the Insider Trading Policy listed on Exhibit 19 to this Annual Report on Form 10-K, or to disclosure included in our Proxy Statement related to our 2025 Annual Meeting of Stockholders that is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION.
Information required by Item 11 regarding executive compensation is included in our Proxy Statement related to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information required by Item 12 regarding the security ownership of certain beneficial owners and management is included in our Proxy Statement related to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
The following table summarizes share and exercise price information about the Company’s equity compensation plans as of February 1, 2025:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,531,247	(1)	$50.32	(2)	14,123,644	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	2,531,247		$50.32		14,123,644
________________
(1)Includes the following plans: the 2020 Stock Option and Performance Incentive Plan (the “2020 Plan”); the 2015 Stock Option and Performance Incentive Plan (the “2015 Plan”); and the 2011 Stock Option and Performance Incentive Plan (the “2011 Plan”). There are no shares remaining available for grant under the 2015 Plan or the 2011 Plan.
(2)Includes the weighted-average exercise price for stock options only.
(3)Includes securities remaining available for future issuance for each of the following plans: the 2020 Plan (11,872,839) and the Associate Stock Purchase Plan (2,250,805).
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
Information required by Item 13 regarding certain relationships and related transactions is included in our Proxy Statement related to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Information required by Item 14 regarding principal accountant fees and services is included in our Proxy Statement related to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

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

		3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 27, 2024).

		4	Instruments Defining the Rights of Security Holders.

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

4.13
Third Supplemental Indenture dated as of June 20, 2019 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 24, 2019.

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

4.16
Indenture dated as of June 18, 2018 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.25 to the Company’s Registration Statement on Form S-4 (Reg. No. 333-227288) filed on September 11, 2018.

4.17
Supplemental Indenture No. 1 dated as of June 29, 2018 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.26 to the Company’s Registration Statement on Form S-4 (Reg. No. 333-227288) filed on September 11, 2018.

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

4.22	Description of the Registrant’s Securities

10	Material Contracts.

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

10.5	2020 Stock Option and Performance Incentive Plan, incorporated by reference to Appendix C to the Company’s Proxy Statement dated April 2, 2020.**

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

10.12	Cash Incentive Compensation Performance Plan incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended February 3, 2024**

10.13	Associate Stock Purchase Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 13, 2022.**

10.14
Offer Letter between the Company and Gina Boswell, dated as of November 1, 2022, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2023.**

10.15
Confidentiality, Non-Competition and Intellectual Property Agreement between the Company and Gina Boswell, dated as of December 1, 2022, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2023.**

10.16
Executive Severance Agreement between the Company and Gina Boswell, dated as of December 1, 2022, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2023.**

10.17
Offer Letter between the Company and Eva Boratto, dated as of July 18, 2023, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2023.**

10.18
Confidentiality, Non-Competition and Intellectual Property Agreement between the Company and Eva Boratto, dated as of August 1, 2023, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2023.**

10.19
Executive Severance Agreement between the Company and Eva Boratto, dated as of August 1, 2023, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2023.**

10.20
Executive Employment Agreement between Bath and Body Works, LLC and Deon Riley, dated February 4, 2021, incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended January 30, 2021.**

10.21
Confidentiality, Non-Competition and Intellectual Property Agreement between the Company and Deon Riley, dated as of December 7, 2020, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2023.**

10.22
Executive Severance Agreement between the Company and Deon Riley, dated as of May 13, 2022, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2022.**

10.23
Executive Retention Agreement between the Company and Deon Riley, dated as of May 13, 2022, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2022.**

10.24
Executive Employment Agreement between Bath & Body Works, LLC and Julie Rosen, dated as of February 3, 2021, incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended January 30, 2021.**

10.25
Confidentiality, Non-Competition and Intellectual Property Agreement between the Company and Julie Rosen, dated as of July 23, 2020, incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2023.**

10.26
Executive Severance Agreement between the Company and Julie Rosen, dated as of May 13, 2022, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2022.**

10.27
Executive Retention Agreement between the Company and Julie Rosen, dated as of May 13, 2022, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2022.**

10.28
Offer Letter between the Company and Michael Wu, dated as of April 19, 2021, incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2023.**

10.29
Confidentiality, Non-Competition and Intellectual Property Agreement between the Company and Michael Wu, dated as of April 19, 2021, incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2023.**

10.30
Executive Severance Agreement between the Company and Michael Wu, dated as of May 13, 2022, incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2023.**

10.31
Executive Retention Agreement between the Company and Michael Wu, dated as of May 13, 2022, incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2023.**

10.32
Confidentiality, Non-Competition and Intellectual Property Agreement between the Company and Wendy Arlin, dated as of May 12, 2021, incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2023.**

10.33
Executive Severance Agreement between the Company and Wendy Arlin, dated as of May 13, 2022, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2022.**

10.34
Executive Retention Agreement between the Company and Wendy Arlin, dated as of May 13, 2022, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2022.**

10.35
Letter Agreement between the Company and Wendy Arlin, effective as of June 7, 2023, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2023.**

10.36
Third Amended and Restated Master Aircraft Time Sharing Agreement between L Brands Service Company, LLC and Gina Boswell, effective as of August 14, 2023, incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended February 3, 2024.**

10.37
Separation and Distribution Agreement between the Company and Victoria’s Secret & Co., dated as of August 2, 2021, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 3, 2021.***

10.38
L Brands to VS Transition Services Agreement between the Company and Victoria’s Secret & Co., dated as of August 2, 2021, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 3, 2021.***

10.39
Amendment No. 1 to L Brands to VS Transition Services Agreement between the Company and Victoria’s Secret & Co., dated as of July 20, 2022, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2022.***

10.40
Amendment No. 2 to L Brands to VS Transition Services Agreement between the Company and Victoria’s Secret & Co., dated as of January 23, 2023, incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2023.***

10.41
VS to L Brands Transition Services Agreement between the Company and Victoria’s Secret & Co., dated as of August 2, 2021, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 3, 2021.***

10.42
Amendment No. 1 to VS to L Brands Transition Services Agreement between the Company and Victoria’s Secret & Co., dated as of July 20, 2022, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2022.***

10.43
Amendment No. 2 to VS to L Brands Transition Services Agreement between the Company and Victoria’s Secret & Co., dated as of January 23, 2023, incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2023.***

10.44
Amendment No. 3 to VS to L Brands Transition Services Agreement between the Company and Victoria’s Secret & Co., dated as of July 21, 2023, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2023.***

10.45
Tax Matters Agreement between the Company and Victoria’s Secret & Co., dated as of August 2, 2021, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 3, 2021.

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

10.49
Letter Agreement between the Registrant and Julie Rosen, dated October 21, 2024, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2024.**

19	Bath and Body Works Insider Trading Policy

21	Subsidiaries of the Registrant.

22	List of Guarantor Subsidiaries.

23.1	Consent of Ernst & Young LLP.

24	Powers of Attorney.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

97	Financial Restatement Compensation Recoupment Policy incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the year ended February 3, 2024.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________

**	Identifies management contracts or compensatory plans or arrangements.
***	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the Securities and Exchange Commission.
(b)	Exhibits.
The exhibits to this report are listed in section (a)(3) of Item 15 above.
(c)	Not applicable.
ITEM 16. FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 14, 2025

BATH & BODY WORKS, INC. (Registrant)

By:	/s/ EVA C. BORATTO
Eva C. Boratto Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2025:

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