Form 10-Q
period 2025-05-03
Bath & Body Works, Inc.
filed 2025-05-29
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2025
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
As of May 23, 2025, the number of outstanding shares of the Registrant’s common stock was 211,611,794 shares.

BATH & BODY WORKS, INC. ®

*
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “first quarter of 2025” and “first quarter of 2024” refer to the thirteen-week periods ended May 3, 2025 and May 4, 2024, respectively.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(Unaudited)

	First Quarter
	2025	2024
Net Sales	$1,424	$1,384
Costs of Goods Sold, Buying and Occupancy	(778)	(778)
Gross Profit	646	606
General, Administrative and Store Operating Expenses	(437)	(419)
Operating Income	209	187
Interest Expense	(71)	(82)
Other Income, Net	8	13
Income Before Income Taxes	146	118
Provision for Income Taxes	(41)	(31)
Net Income	$105	$87
Net Income per Basic Share	$0.49	$0.39
Net Income per Diluted Share	$0.49	$0.38
BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	First Quarter
	2025	2024
Net Income	$105	$87
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	6	(2)
Unrealized (Loss) Gain on Cash Flow Hedges	(3)	1
Reclassification of Cash Flow Hedges to Earnings	(1)	—
Total Other Comprehensive Income (Loss), Net of Tax	2	(1)
Total Comprehensive Income	$107	$86

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value amounts)

	May 3, 2025	February 1, 2025	May 4, 2024
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$636	$674	$855
Accounts Receivable, Net	103	205	121
Inventories	869	734	814
Easton Assets Held for Sale	97	96	—
Other	115	114	127
Total Current Assets	1,820	1,823	1,917
Property and Equipment, Net	1,111	1,127	1,183
Operating Lease Assets	970	949	1,047
Goodwill	628	628	628
Trade Name	165	165	165
Deferred Income Taxes	133	130	143
Other Assets	54	50	138
Total Assets	$4,881	$4,872	$5,221
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$452	$338	$403
Accrued Expenses and Other	495	584	489
Current Operating Lease Liabilities	201	192	186
Income Taxes	146	117	143
Total Current Liabilities	1,294	1,231	1,221
Deferred Income Taxes	23	24	147
Long-term Debt	3,886	3,884	4,282
Long-term Operating Lease Liabilities	895	883	990
Other Long-term Liabilities	233	233	257
Shareholders’ Equity (Deficit):
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	—	—	—
Common Stock - $0.50 par value; 1,000 shares authorized; 227, 231 and 238 shares issued; 212, 216 and 223 shares outstanding, respectively	113	115	119
Paid-in Capital	818	829	841
Accumulated Other Comprehensive Income	73	71	74
Retained Earnings (Accumulated Deficit)	(1,633)	(1,578)	(1,889)
Less: Treasury Stock, at Average Cost; 15, 15 and 15 shares, respectively	(822)	(822)	(822)
Total Shareholders’ Equity (Deficit)	(1,451)	(1,385)	(1,677)
Noncontrolling Interest	1	2	1
Total Equity (Deficit)	(1,450)	(1,383)	(1,676)
Total Liabilities and Equity (Deficit)	$4,881	$4,872	$5,221

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions, except per share amounts)
(Unaudited)

First Quarter 2025

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, February 1, 2025	216	$115	$829	$71	$(1,578)	$(822)	$2	$(1,383)
Net Income	—	—	—	—	105	—	—	105
Other Comprehensive Income	—	—	—	2	—	—	—	2
Total Comprehensive Income	—	—	—	2	105	—	—	107
Cash Dividends ($0.20 per share)	—	—	—	—	(43)	—	—	(43)
Repurchases of Common Stock	(4)	—	—	—	—	(135)	—	(135)
Treasury Share Retirement	—	(2)	(16)	—	(117)	135	—	—
Share-based Compensation and Other	—	—	5	—	—	—	(1)	4
Balance, May 3, 2025	212	$113	$818	$73	$(1,633)	$(822)	$1	$(1,450)

First Quarter 2024

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, February 3, 2024	225	$120	$838	$75	$(1,838)	$(822)	$1	$(1,626)
Net Income	—	—	—	—	87	—	—	87
Other Comprehensive Loss	—	—	—	(1)	—	—	—	(1)
Total Comprehensive Income	—	—	—	(1)	87	—	—	86
Cash Dividends ($0.20 per share)	—	—	—	—	(45)	—	—	(45)
Repurchases of Common Stock	(2)	—	—	—	—	(99)	—	(99)
Treasury Share Retirement	—	(1)	(5)	—	(93)	99	—	—
Share-based Compensation and Other	—	—	8	—	—	—	—	8
Balance, May 4, 2024	223	$119	$841	$74	$(1,889)	$(822)	$1	$(1,676)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	First Quarter
	2025	2024
Operating Activities:
Net Income	$105	$87
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation of Long-lived Assets	64	71
Share-based Compensation Expense	10	12
Changes in Assets and Liabilities:
Accounts Receivable	103	103
Inventories	(134)	(105)
Accounts Payable, Accrued Expenses and Other	14	(101)
Income Taxes Payable	34	25
Other Assets and Liabilities	(8)	(16)
Net Cash Provided by Operating Activities	188	76
Investing Activities:
Capital Expenditures	(37)	(46)
Other Investing Activities	(2)	—
Net Cash Used for Investing Activities	(39)	(46)
Financing Activities:
Payments for Long-term Debt	—	(110)
Repurchases of Common Stock	(136)	(96)
Dividends Paid	(43)	(45)
Tax Payments Related to Share-based Awards	(4)	(7)
Other Financing Activities	(5)	(1)
Net Cash Used for Financing Activities	(188)	(259)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	1	—
Net Decrease in Cash and Cash Equivalents	(38)	(229)
Cash and Cash Equivalents, Beginning of Year	674	1,084
Cash and Cash Equivalents, End of Period	$636	$855

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
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “first quarter of 2025” and “first quarter of 2024” refer to the thirteen-week periods ended May 3, 2025 and May 4, 2024, respectively, and references to “quarter” and “year” each refer to the fiscal calendar period.
Basis of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company accounts for investments in unconsolidated entities where it exercises significant influence, but does not have control, using the equity method. Under the equity method of accounting, the Company recognizes its share of the investee’s net income or loss. Losses are only recognized to the extent the Company has positive carrying value related to the investee. Carrying values are only reduced below zero if the Company has an obligation to provide funding to the investee. The Company’s share of net income or loss of all unconsolidated entities is included in Other Income, Net in the Consolidated Statements of Income. The Company’s equity method investments are required to be reviewed for impairment when it is determined there may be an other-than-temporary loss in value.
Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended May 3, 2025 and May 4, 2024 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2024 Annual Report on Form 10-K.
In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments that are of a normal recurring nature and necessary for a fair presentation of the results for the interim periods.
Seasonality of Business
The Company’s operations are seasonal in nature and consist of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). Typically, the Company’s sales are highest during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Due to the seasonal variations in the retail industry, the results of operations for the interim periods are not necessarily indicative of the results expected for the full fiscal year.
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
Supplier Finance Program
In the fourth quarter of 2024, the Company implemented a supply chain finance (“SCF”) program agreement with a third-party financial institution, whereby the Company’s merchandise suppliers have the opportunity to settle outstanding payment obligations early, at a discount, facilitated by the financial institution. The Company’s obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted by suppliers’ participation in the arrangement and the Company provides no guarantees to any third parties under the SCF program. Amounts due under the SCF program are included in Accounts Payable in the Consolidated Balance Sheets and within Operating Activities in the Consolidated Statements of Cash

Flows. Amounts due under the SCF program were $52 million and $7 million as of May 3, 2025 and February 1, 2025, respectively.
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
Easton Investments
The Company has land and other investments in Easton, a planned community in Columbus, Ohio, that integrates office, hotel, retail, residential and recreational space. As of May 3, 2025 and February 1, 2025, certain of these investments met all of the required criteria for held for sale presentation, which requires assets to be reported at the lower of their carrying value or fair value less costs to sell. These investments, consisting primarily of undeveloped land, are reported at their carrying value, which was $97 million and $96 million as of May 3, 2025 and February 1, 2025, respectively, within Current Assets on the Consolidated Balance Sheets. The Company also had other Easton investments not presented as held for sale, with a carrying value of $24 million and $26 million as of May 3, 2025 and February 1, 2025, respectively.
The Company’s Easton investments totaled $121 million as of May 4, 2024, and are reported in Other Assets on the May 4, 2024 Consolidated Balance Sheet as they did not meet all of the required criteria for held for sale presentation as of that date.
Previously included in the Company’s Easton investments were equity interests in Easton Town Center, LLC (“ETC”) and Easton Gateway, LLC (“EG”), entities that own and develop commercial entertainment and shopping centers. The Company’s investments in ETC and EG were accounted for using the equity method of accounting. In the second quarter of 2024, the Company sold its entire interest in the business associated with EG and its entire interest in ETC.
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
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, that requires enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of adopting this standard on its disclosures.
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
2. Revenue Recognition
Accounts receivable, net from revenue-generating activities were $67 million as of May 3, 2025, $81 million as of February 1, 2025 and $74 million as of May 4, 2024. These accounts receivable primarily relate to amounts due from the Company’s franchise, license and wholesale partners. Under these arrangements, payment terms are typically 45 to 75 days.
The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty points and rewards, and direct channel shipments not received by the customer, which are all impacted by seasonal and holiday-related sales patterns. Deferred revenue, which is recorded within Accrued Expenses and Other on the Consolidated Balance Sheets, was $177 million as of May 3, 2025, $197 million as of

February 1, 2025 and $178 million as of May 4, 2024. The Company recognized $64 million as revenue during the first quarter of 2025 from amounts recorded as deferred revenue at the beginning of the Company’s fiscal year.
The following table provides a disaggregation of Net Sales for the first quarters of 2025 and 2024:

	First Quarter
	2025	2024
	(in millions)
Stores - U.S. and Canada (a)	$1,110	$1,065
Direct - U.S. and Canada	250	261
International (b)	64	58
Total Net Sales	$1,424	$1,384
_______________
(a)Results include fulfilled buy online pick up in store orders.
(b)Results include royalties associated with franchised stores and wholesale sales.
The Company’s Net Sales outside of the U.S. include sales from Company-operated stores and its e-commerce site in Canada, royalties associated with franchised stores and wholesale sales. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s Net Sales outside of the U.S. totaled $132 million and $126 million for the first quarters of 2025 and 2024, respectively.
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
The following table provides the weighted-average shares utilized for the calculation of Net Income per Basic and Diluted Share for the first quarters of 2025 and 2024:

	First Quarter
	2025	2024
	(in millions)

Common Shares	229	240
Treasury Shares	(15)	(15)
Basic Shares	214	225
Effect of Dilutive Awards	1	1
Diluted Shares	215	226
Anti-dilutive Awards (a)	—	1
 _______________
(a)These awards were excluded from the calculation of Net Income per Diluted Share because their inclusion would have been anti-dilutive.
Common Stock Repurchases and Retirements
Under the authority of the Company’s Board of Directors, the Company repurchased shares of its common stock under the following repurchase programs during the first quarters of 2025 and 2024:

Repurchase Program	Amount Authorized	Shares Repurchased		Amount Repurchased		Average Stock Price
		2025	2024	2025	2024	2025	2024
	(in millions)	(in thousands)		(in millions)
February 2022	$1,500	NA	842	NA	$39	NA	$46.08
January 2024	500	460	1,329	$17	60	$37.67	45.32
January 2025	500	3,866	NA	118	NA	30.47	NA
Total		4,326	2,171	$135	$99

Shares repurchased under these programs are retired and cancelled upon repurchase. As a result, the Company retired the 4.326 million and 2.171 million shares repurchased during the first quarters of 2025 and 2024, respectively.
The January 2024 Program had $139 million of remaining authority as of February 1, 2025. There were share repurchases of $1 million as of February 1, 2025 and $5 million as of May 4, 2024 reflected in Accounts Payable on the Consolidated Balance Sheets.
On February 27, 2025, the Company cancelled the remaining $121 million authorization available under the January 2024 Program and began repurchasing shares under the January 2025 Program. The January 2025 Program had $382 million of remaining authority as of May 3, 2025.
Dividends
The Company paid the following dividends during the first quarters of 2025 and 2024:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2025
First Quarter	$0.20	$43
2024
First Quarter	$0.20	$45
In May 2025, the Company declared its second quarter 2025 ordinary dividend of $0.20 per share payable on June 20, 2025 to shareholders of record at the close of business on June 6, 2025.
4. Inventories
The following table provides details of Inventories as of May 3, 2025, February 1, 2025 and May 4, 2024:

	May 3, 2025	February 1, 2025	May 4, 2024
	(in millions)
Finished Goods Merchandise	$696	$589	$673
Raw Materials and Merchandise Components	173	145	141
Total Inventories	$869	$734	$814
Inventories are principally valued at the lower of cost or net realizable value, on an average cost basis.
5. Long-lived Assets
The following table provides details of Property and Equipment, Net as of May 3, 2025, February 1, 2025 and May 4, 2024:

	May 3, 2025	February 1, 2025	May 4, 2024
	(in millions)
Property and Equipment, at Cost	$3,250	$3,217	$3,129
Accumulated Depreciation and Amortization	(2,139)	(2,090)	(1,946)
Property and Equipment, Net	$1,111	$1,127	$1,183
Depreciation expense was $64 million and $71 million for the first quarters of 2025 and 2024, respectively.
6. Income Taxes
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events.
For the first quarter of 2025, the Company’s effective tax rate was 28.4% compared to 26.8% in the first quarter of 2024. The 2025 and 2024 first quarter rates were higher than the Company’s combined estimated federal and state statutory rates primarily due to accrued interest expense related to unrecognized tax benefits.
Income taxes paid were $7 million and $6 million for the first quarters of 2025 and 2024, respectively.

7. Long-term Debt and Borrowing Facility
The following table provides the Company’s outstanding Long-term Debt balances, net of unamortized debt issuance costs and discounts, as of May 3, 2025, February 1, 2025 and May 4, 2024:

	May 3, 2025	February 1, 2025	May 4, 2024
	(in millions)
Senior Debt with Subsidiary Guarantee
$500 million, 9.375% Fixed Interest Rate Notes due July 2025 (“2025 Notes”)	$—	$—	$313
$284 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	277	277	287
$444 million, 5.250% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	443	443	450
$482 million, 7.500% Fixed Interest Rate Notes due June 2029 (“2029 Notes”)	476	476	485
$844 million, 6.625% Fixed Interest Rate Notes due October 2030 (“2030 Notes”)	839	838	893
$802 million, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	797	796	800
$575 million, 6.750% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	571	571	571
Total Senior Debt with Subsidiary Guarantee	3,403	3,401	3,799
Senior Debt
$284 million, 6.950% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	283	283	283
$201 million, 7.600% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	200	200	200
Total Senior Debt	483	483	483
Total Long-term Debt	$3,886	$3,884	$4,282
Repurchases of Notes
The Company did not repurchase any outstanding senior notes during the first quarter of 2025.
During the first quarter of 2024, the Company repurchased in the open market and extinguished $109 million principal amount of its outstanding senior notes. The aggregate repurchase price for these notes was $110 million, resulting in a pre-tax loss of $1 million, including the write-off of unamortized issuance costs. This loss is included in Other Income, Net in the first quarter of 2024 Consolidated Statement of Income.
The following table provides details of the outstanding principal amounts of senior notes repurchased and extinguished during the first quarter of and the full year 2024:

	First Quarter	Full Year
	(in millions)
2025 Notes	$—	$314
2027 Notes	—	14
2028 Notes	10	17
2029 Notes	7	17
2030 Notes	38	94
2033 Notes	10	10
2035 Notes	6	10
2036 Notes	38	38
Total	$109	$514
Asset-backed Revolving Credit Facility
The Company and certain of the Company’s 100% owned subsidiaries guarantee and pledge collateral to secure an asset-backed revolving credit facility (“ABL Facility”). The ABL Facility, which allows borrowings and letters of credit in U.S. dollars, has aggregate commitments of $750 million and, as of May 3, 2025, had an expiration date in August 2026.
Availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on the Company’s eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time the outstanding amount under the ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitment, the Company is required to repay the outstanding amounts under the ABL Facility to the extent of such excess. As of May 3, 2025, the Company’s borrowing base was $639 million, and it had no borrowings outstanding under the ABL Facility.
The ABL Facility supports the Company’s letter of credit program. The Company had $11 million of outstanding letters of credit as of May 3, 2025 that reduced its availability under the ABL Facility. As of May 3, 2025, the Company’s availability under the ABL Facility was $628 million.
As of May 3, 2025, the ABL Facility fees related to committed and unutilized amounts were 0.30% per annum, and the fees related to outstanding letters of credit were 1.25% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was the Term Secured Overnight Financing Rate plus 1.25% and a credit spread adjustment of 0.10% per annum.
The ABL Facility requires the Company to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (i) $70 million or (ii) 10% of the maximum borrowing amount. As of May 3, 2025, the Company was not required to maintain this ratio.
Subsequent to May 3, 2025, the Company entered into an amendment and restatement of the ABL Facility, which removed the interest rate credit spread adjustment of 0.10%, extended the expiration date from August 2026 to May 2030 and included other technical amendments.

8. Fair Value Measurements
Cash and Cash Equivalents include cash on hand, deposits with financial institutions and highly liquid investments with original maturities of less than 90 days. The Company’s Cash and Cash Equivalents are considered Level 1 fair value measurements as they are valued using unadjusted quoted prices in active markets for identical assets.
The following table provides a summary of the principal value and estimated fair value of the Company’s outstanding Long-term debt as of May 3, 2025, February 1, 2025 and May 4, 2024:

	May 3, 2025	February 1, 2025	May 4, 2024
	(in millions)
Principal Value	$3,916	$3,916	$4,321
Fair Value, Estimated (a)	3,957	3,986	4,351
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
Lease Guarantees
In connection with the spin-off of Victoria’s Secret & Co., the Company had remaining contingent obligations of $227 million as of May 3, 2025 related to lease payments under the current terms of noncancelable leases, primarily related to office space, expiring at various dates through 2037. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the spin-off. The Company’s reserves related to these obligations were not significant for any period presented.
10. Segment Reporting
The Company is managed at the consolidated level and therefore operates and reports as a single segment. During the first quarter of 2025, the Company’s Chief Executive Officer was its Chief Operating Decision Maker (“CODM”), and the measure of profitability included in the financial information regularly provided to the CODM was total Company Operating Income. The Company’s CODM assesses Operating Income performance in comparison to forecasts and historical results to make decisions on the reinvestment of profits into the business and capital allocation strategies.

The following table illustrates significant segment expenses that were regularly provided to the CODM for the first quarters of 2025 and 2024:

	First Quarter
	2025	2024
	(in millions)
Net Sales	$1,424	$1,384
Cost of Goods Sold	(509)	(509)
Buying and Occupancy	(269)	(269)
Gross Profit	646	606
Selling Expenses	(256)	(247)
Marketing Expenses	(49)	(45)
General and Administrative Expenses	(132)	(127)
Operating Income	$209	$187
As a single reportable segment entity, the other disclosures required by ASC 280, Segment Reporting, can be found in the Company’s Consolidated Financial Statements and the Notes thereto, including the Company’s measure of segment assets, which was total consolidated assets.
11. Subsequent Events
Effective May 16, 2025, Gina Boswell ceased serving as the Company’s Chief Executive Officer, and resigned as a member of its Board. Also on May 16, 2025, the Company’s Board appointed Daniel Heaf to serve as the Company’s new Chief Executive Officer. Mr. Heaf will be appointed as a member of the Board effective as of immediately following the conclusion of the Company’s 2025 Annual Meeting of Shareholders.
On May 22, 2025, the Company entered into an amendment and restatement of the ABL Facility, which removed the interest rate credit spread adjustment of 0.10%, extended the expiration date from August 2026 to May 2030 and included other technical amendments.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Bath & Body Works, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheets of Bath & Body Works, Inc. (the Company) as of May 3, 2025 and May 4, 2024, the related consolidated statements of income, comprehensive income, total equity (deficit), and cash flows for the thirteen-week periods ended May 3, 2025 and May 4, 2024, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of February 1, 2025, and the related consolidated statements of income, comprehensive income, total equity (deficit), and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated March 14, 2025, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 1, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ Ernst & Young LLP
Grandview Heights, Ohio
May 29, 2025

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION ACT OF 1995
We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by our Company or our management involve risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “planned,” “potential,” “target,” “goal” and any similar expressions may identify forward-looking statements. There are risks, uncertainties and other factors that in some cases have affected and, in the future, could affect our financial performance and actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by the Company or our management. These factors can be found in Item 1A. Risk Factors in our 2024 Annual Report on Form 10-K, and our subsequent filings.
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
We announce material financial and operational information using our investor relations website, press releases, SEC filings and public conference calls and webcasts. Information about the Company, our business and our results of operations may also be announced by posts on our accounts on social media channels, including the following: Facebook, Instagram, X, LinkedIn, Pinterest, TikTok and YouTube. The information contained on, or that can be accessed through, our social media channels and our website is deemed not to be incorporated in this Quarterly Report on Form 10-Q or to be a part of this Quarterly Report on Form 10-Q. The information that we post through these social media channels and on our website may be deemed material. As a result, we encourage investors, the media and others interested in the Company to monitor these social media channels in addition to following our investor relations website, press releases, SEC filings and public conference calls and webcasts. The list of social media channels we use may be updated from time to time on our investor relations website.
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
Executive Overview
In the first quarter of 2025, consolidated Net Sales were $1,424 million, which increased $40 million, or 2.9%, compared to the first quarter of 2024. Total North American Net Sales increased $34 million, primarily due to increases in transactions and average dollar sales, and International Net Sales increased $6 million. Our first quarter Operating Income was $209 million, which increased $22 million, or 11.7%, compared to the first quarter of 2024, and our Operating Income rate (expressed as a percentage of Net Sales) increased to 14.7% from 13.5%. The Operating Income rate increase was primarily due to a higher Gross Profit rate, partially offset by an increase in General, Administrative and Store Operating Expenses.
For additional information related to our first quarter 2025 financial performance, see “Results of Operations.”
Outlook
We believe our strategy and actions position the Company to achieve sustainable, profitable growth and to drive long-term shareholder value. We believe our continued innovation across our core categories supported by compelling marketing and enhanced technology, building on innovation platforms we launched in 2024 and extending our reach through adjacencies and international expansion, will continue to accelerate Net Sales growth over the long term. Amid a challenging macroeconomic backdrop, we have remained disciplined and decisive in our actions which is evidenced in our current performance.
We expect consumers to continue value-seeking behavior and consumer sentiment to remain volatile as the broad-based tariffs imposed by the U.S. government, and threatened or imposed retaliatory measures by other countries, have increased macroeconomic uncertainty in global markets. We are actively monitoring the changes in shifting trade policies and related market disruptions and are leveraging our predominately U.S.-based supply chain to take proactive measures to mitigate global trade policy shifts and to offset our tariff exposure over time. Building on our current performance, proactive tariff mitigation strategies, and our strong, predominately U.S.-based supply chain, we believe we are well-positioned to absorb the impacts of tariffs currently in effect and levied. Continued changes in trade policies and disruptions could have substantial impacts on the global economy and may magnify the impact of the risks to our business described in our Annual Report on Form 10-K.

Company-operated Stores
The following table compares Company-operated U.S. store data for the first quarters of 2025 and 2024:

	First Quarter
	2025	2024	% Change
Sales per Average Selling Square Foot (a)	$207	$204	1%
Sales per Average Store (in thousands) (a)	$588	$577	2%
Average Store Size (selling square feet)	2,845	2,831	—%
Total Selling Square Feet (in thousands)	5,083	4,937	3%
 ________________
(a)Sales per average selling square foot and sales per average store, which are indicators of store productivity, are calculated based on store sales for the period divided by the average, including the beginning and end of period, of total selling square footage and store count, respectively.
The following table represents Company-operated store activity for the first quarter of 2025:

	Stores			Stores
	February 1, 2025	Opened	Closed	May 3, 2025
United States	1,782	13	(8)	1,787
Canada	113	—	—	113
Total	1,895	13	(8)	1,900
Partner-operated Stores
The following table represents Partner-operated store activity for the first quarter of 2025:

	Stores			Stores
	February 1, 2025	Opened	Closed	May 3, 2025
International	494	12	(17)	489
International - Travel Retail	35	2	(2)	35
Total International (a)	529	14	(19)	524
________________
(a)Includes store locations only and does not include kiosks, shop-in-shops, gondola or beauty counter locations.
Results of Operations
First Quarter of 2025 Compared to the First Quarter of 2024
Net Sales
The following table provides Net Sales for the first quarter of 2025 in comparison to the first quarter of 2024:

	2025	2024	% Change
	(in millions)
Stores - U.S. and Canada (a)	$1,110	$1,065	4.3%
Direct - U.S. and Canada	250	261	(4.3%)
International (b)	64	58	10.1%
Total Net Sales	$1,424	$1,384	2.9%
 _______________
(a)Results include fulfilled buy online pick up in store (“BOPIS”) orders.
(b)Results include royalties associated with franchised stores and wholesale sales.
For the first quarter of 2025, total Net Sales were $1,424 million and increased $40 million, or 2.9%, compared to the first quarter of 2024. Stores Net Sales increased $45 million, or 4.3%, primarily driven by an increase in transactions due to an increase in BOPIS fulfilled orders (which are recognized as store Net Sales) and new store growth, and an increase in average dollar sales. Direct Net Sales decreased $11 million, or 4.3%, driven by a decline in fulfilled orders, which was primarily due to our customers continuing to select our BOPIS option, partially offset by an increase in average order size. International Net Sales increased $6 million, or 10.1%, driven by timing of product shipments to our partners.

Gross Profit
For the first quarter of 2025, our Gross Profit increased $40 million to $646 million, and our Gross Profit rate (expressed as a percentage of Net Sales) increased to 45.4%, from 43.8% in the first quarter of 2024. Gross Profit dollars increased due to higher Net Sales and a 100 basis point improvement in the merchandise margin rate, which was primarily driven by strategic pricing and strong cost management. Category mix shifts drove both lower average unit retails and average unit costs during the quarter.
Gross Profit rate increased due to the merchandise margin rate improvement as well as leverage on Occupancy Expenses due to Net Sales growth.
General, Administrative and Store Operating Expenses
The following table provides detail for our General, Administrative and Store Operating Expenses for the first quarter of 2025 compared to the first quarter of 2024:

	2025		2024		Change
	(in millions)	% of Net Sales	(in millions)	% of Net Sales	(in millions)	% of Net Sales
Selling Expenses	$256	18.0%	$247	17.8%	$9	0.2%
Marketing Expenses	49	3.5%	45	3.3%	4	0.1%
General and Administrative Expenses	132	9.3%	127	9.2%	5	0.1%
Total	$437	30.7%	$419	30.3%	$18	0.4%
For the first quarter of 2025, our total General, Administrative and Store Operating Expenses increased $18 million to $437 million, and the rate (expressed as a percentage of Net Sales) increased to 30.7% from 30.3% in the first quarter of 2024. Selling Expenses and General and Administrative Expenses both increased primarily due to higher payroll related costs, mainly driven by wage inflation, partially offset by the benefits of our cost optimization work.
The General, Administrative and Store Operating Expense rate increased primarily due to the increase in payroll related costs and incremental investments in marketing.
Other Income and Expenses
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the first quarters of 2025 and 2024:

	2025	2024
Average daily borrowings (in millions)	$3,916	$4,386
Average borrowing rate	7.1%	7.3%
For the first quarter of 2025, our Interest Expense was $71 million, compared to $82 million in the first quarter of 2024. The decrease was due to lower average daily borrowings and borrowing rate, which were driven by the early extinguishment of outstanding notes.
Other Income, Net
For the first quarter of 2025, our Other Income, Net was $8 million, compared to $13 million in the first quarter of 2024. The decrease was primarily due to lower interest income on invested cash in the first quarter of 2025.
Provision for Income Taxes
For the first quarter of 2025, our effective tax rate was 28.4% compared to 26.8% in the first quarter of 2024. The 2025 and 2024 first quarter rates were higher than our combined estimated federal and state statutory rates primarily due to accrued interest expense related to unrecognized tax benefits.

FINANCIAL CONDITION
Liquidity and Capital Resources
Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements, future common stock and debt repurchases, and capital expenditures. Our cash provided from operations is impacted by our net income and working capital changes. Our net income is impacted by, among other things, sales volume, seasonal sales patterns, success of new product introductions and product and market expansions, profit margins, income taxes and inflationary pressures. Typically, our sales are highest during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the summer and fall months as inventory builds in anticipation of the holiday period. Our cash and cash equivalents held by foreign subsidiaries were $182 million as of May 3, 2025.
During the first quarter of 2025, we repurchased 4.326 million shares of our common stock for $135 million. We may, from time to time, repurchase, or otherwise retire, additional debt or shares of our common stock, as applicable.
We believe that our current cash position, our cash flows generated from operations and our borrowing capacity under our asset-backed revolving credit facility (“ABL Facility”) will be sufficient to meet our liquidity needs, including capital expenditure requirements, for at least the next twelve months.
Cash Flows
The following table provides a summary of our cash flow activity during the first quarters of 2025 and 2024:

	2025	2024
	(in millions)
Cash and Cash Equivalents, Beginning of Year	$674	$1,084
Net Cash Flows Provided by Operating Activities	188	76
Net Cash Flows Used for Investing Activities	(39)	(46)
Net Cash Flows Used for Financing Activities	(188)	(259)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	1	—
Net Decrease in Cash and Cash Equivalents	(38)	(229)
Cash and Cash Equivalents, End of Period	$636	$855
Operating Activities
Net cash provided by operating activities in the first quarter of 2025 was $188 million, including net income of $105 million. Net income included depreciation of $64 million and share-based compensation expense of $10 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal changes in Inventories and Accounts Receivable.
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
Investing Activities
Net cash used for investing activities in the first quarter of 2025 was $39 million, primarily related to capital expenditures. The capital expenditures included approximately $25 million related to new off-mall stores and remodels of existing stores and approximately $10 million for various technology projects primarily to support the growth and profitability of our business.
Net cash used for investing activities in the first quarter of 2024 was $46 million related to capital expenditures. The capital expenditures included approximately $35 million related to new, primarily off-mall stores and remodels of existing stores.
In 2025, our top priority remains driving sustainable, long-term, profitable growth through strategic investments in the business. To support this, we continue to plan capital expenditures of approximately $250 million to $270 million during the year, with a focus on real estate and technology.
Financing Activities
Net cash used for financing activities in the first quarter of 2025 was $188 million, primarily consisting of $136 million for share repurchases and dividend payments of $0.20 per share, or $43 million.

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
Common Stock Repurchases
Under the authority of our Board of Directors, we repurchased shares of our common stock under the following repurchase programs during the first quarters of 2025 and 2024:

Repurchase Program	Amount Authorized	Shares Repurchased		Amount Repurchased		Average Stock Price
		2025	2024	2025	2024	2025	2024
	(in millions)	(in thousands)		(in millions)
February 2022	$1,500	NA	842	NA	$39	NA	$46.08
January 2024	500	460	1,329	$17	60	$37.67	45.32
January 2025	500	3,866	NA	118	NA	30.47	NA
Total		4,326	2,171	$135	$99
The January 2024 Program had $139 million of remaining authority as of February 1, 2025. There were share repurchases of $1 million as of February 1, 2025 and $5 million as of May 4, 2024 reflected in Accounts Payable on the Consolidated Balance Sheets.
On February 27, 2025, we cancelled the remaining $121 million authorization available under the January 2024 Program and began repurchasing shares under the January 2025 Program. The January 2025 Program had $382 million of remaining authority as of May 3, 2025.
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
We paid the following dividends during the first quarters of 2025 and 2024:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2025
First Quarter	$0.20	$43
2024
First Quarter	$0.20	$45
In May 2025, we declared our second quarter 2025 ordinary dividend of $0.20 per share payable on June 20, 2025 to shareholders of record at the close of business on June 6, 2025.

Long-term Debt and Borrowing Facility
The following table provides our outstanding Long-term Debt balances, net of unamortized debt issuance costs and discounts, as of May 3, 2025, February 1, 2025 and May 4, 2024:

	May 3, 2025	February 1, 2025	May 4, 2024
	(in millions)
Senior Debt with Subsidiary Guarantee
$500 million, 9.375% Fixed Interest Rate Notes due July 2025 (“2025 Notes”)	$—	$—	$313
$284 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	277	277	287
$444 million, 5.250% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	443	443	450
$482 million, 7.500% Fixed Interest Rate Notes due June 2029 (“2029 Notes”)	476	476	485
$844 million, 6.625% Fixed Interest Rate Notes due October 2030 (“2030 Notes”)	839	838	893
$802 million, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	797	796	800
$575 million, 6.750% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	571	571	571
Total Senior Debt with Subsidiary Guarantee	3,403	3,401	3,799
Senior Debt
$284 million, 6.950% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	283	283	283
$201 million, 7.600% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	200	200	200
Total Senior Debt	483	483	483
Total Long-term Debt	$3,886	$3,884	$4,282
Repurchases of Notes
We did not repurchase any outstanding senior notes during the first quarter of 2025.
During the first quarter of 2024, we repurchased in the open market and extinguished $109 million principal amount of our outstanding senior notes. The aggregate repurchase price for these notes was $110 million, resulting in a pre-tax loss of $1 million, including the write-off of unamortized issuance costs. This loss is included in Other Income, Net in the first quarter of 2024 Consolidated Statement of Income.
The following table provides details of the outstanding principal amounts of senior notes repurchased and extinguished during the first quarter of and the full year 2024:

	First Quarter	Full Year
	(in millions)
2025 Notes	$—	$314
2027 Notes	—	14
2028 Notes	10	17
2029 Notes	7	17
2030 Notes	38	94
2033 Notes	10	10
2035 Notes	6	10
2036 Notes	38	38
Total	$109	$514
Asset-backed Revolving Credit Facility
We and certain of our 100% owned subsidiaries guarantee and pledge collateral to secure the ABL Facility. The ABL Facility, which allows borrowings and letters of credit in U.S. dollars, has aggregate commitments of $750 million and, as of May 3, 2025, had an expiration date in August 2026.
Availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on our eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time the outstanding amount under the ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitment, we are required to repay the outstanding amounts under the ABL Facility to the extent of such excess. As of May 3, 2025, our borrowing base was $639 million, and we had no borrowings outstanding under the ABL Facility.

The ABL Facility supports our letter of credit program. We had $11 million of outstanding letters of credit as of May 3, 2025 that reduced our availability under the ABL Facility. As of May 3, 2025, our availability under the ABL Facility was $628 million.
As of May 3, 2025, the ABL Facility fees related to committed and unutilized amounts were 0.30% per annum, and the fees related to outstanding letters of credit were 1.25% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was the Term Secured Overnight Financing Rate plus 1.25% and a credit spread adjustment of 0.10% per annum.
The ABL Facility requires us to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (i) $70 million or (ii) 10% of the maximum borrowing amount. As of May 3, 2025, we were not required to maintain this ratio.
Subsequent to May 3, 2025, we entered into an amendment and restatement of the ABL Facility, which removed the interest rate credit spread adjustment of 0.10%, extended the expiration date from August 2026 to May 2030 and included other technical amendments.
Credit Ratings
The following table provides our credit ratings as of May 3, 2025:

	Moody’s	S&P
Corporate	Ba2	BB+
Senior Unsecured Debt with Subsidiary Guarantee	Ba2	BB+
Senior Unsecured Debt	B1	BB-
Outlook	Stable	Stable
Guarantor Summarized Financial Information
Certain of our subsidiaries, which are listed on Exhibit 22 to this Quarterly Report on Form 10-Q, have guaranteed our obligations under the 2027 Notes, 2028 Notes, 2029 Notes, 2030 Notes, 2035 Notes and 2036 Notes (collectively, the “Notes”).
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

SUMMARIZED BALANCE SHEETS	May 3, 2025	February 1, 2025
	(in millions)
ASSETS
Current Assets (a)	$2,069	$2,075
Noncurrent Assets	2,418	2,411

LIABILITIES
Current Liabilities (b)	$2,469	$2,394
Noncurrent Liabilities	4,909	4,898
 _______________
(a)Includes amounts due from non-Guarantor subsidiaries of $583 million and $572 million as of May 3, 2025 and February 1, 2025, respectively.

(b)Includes amounts due to non-Guarantor subsidiaries of $1.417 billion and $1.421 billion as of May 3, 2025 and February 1, 2025, respectively.

FIRST QUARTER OF 2025 SUMMARIZED STATEMENT OF INCOME	(in millions)
Net Sales (a)	$1,355
Gross Profit	602
Operating Income	193
Income Before Income Taxes	128
Net Income	91
 _______________
(a)Includes Net Sales of $34 million to non-Guarantor subsidiaries.

Contingent Liabilities and Contractual Obligations
Lease Guarantees
In connection with the spin-off of Victoria’s Secret & Co., we had remaining contingent obligations of $227 million as of May 3, 2025 related to lease payments under the current terms of noncancelable leases, primarily related to office space, expiring at various dates through 2037. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the spin-off. Our reserves related to these obligations were not significant for any period presented.
Contractual Obligations
Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other long-term obligations. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. There have been no material changes in our contractual obligations subsequent to February 1, 2025, as discussed in “Contingent Liabilities and Contractual Obligations” in our 2024 Annual Report on Form 10-K. Certain of our contractual obligations may fluctuate during the normal course of business (primarily changes in our merchandise inventory-related purchase obligations which fluctuate throughout the year as a result of the seasonal nature of our business).
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, that requires enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and may be applied either prospectively or retrospectively. We are currently evaluating the impact of adopting this standard on our disclosures.
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
There have been no material changes to the critical accounting policies and estimates disclosed in our 2024 Annual Report on Form 10-K.

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
All of our outstanding Long-term Debt as of May 3, 2025 has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. Our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows.
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
Fair Value Measurements
The following table provides a summary of the principal value and estimated fair value of our outstanding Long-term debt as of May 3, 2025, February 1, 2025 and May 4, 2024:

	May 3, 2025	February 1, 2025	May 4, 2024
	(in millions)
Principal Value	$3,916	$3,916	$4,321
Fair Value, Estimated (a)	3,957	3,986	4,351
 _______________
(a)    The estimated fair values are based on reported transaction prices and are not necessarily indicative of the amounts that we could realize in a current market exchange.
As of May 3, 2025, we believe that the carrying values of our Accounts Receivable, Accounts Payable and Accrued Expenses approximate their fair values because of their short maturities.

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
Changes in internal control over financial reporting. During the first quarter of 2025, we transitioned to new real-estate management systems to enhance operational efficiency in our lease administration and compliance with lease accounting and reporting standards. We updated our processes to align with the functionality of the new systems and ensured that adequate controls were designed and operating effectively throughout the transition process.
There were no other changes in our internal control over financial reporting that occurred in the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. RISK FACTORS
The risk factors that affect our business and financial results are discussed in Item 1A. Risk Factors in our 2024 Annual Report on Form 10-K. We wish to caution the reader that the risk factors discussed in Item 1A. Risk Factors in our 2024 Annual Report on Form 10-K and those described elsewhere in this report or other SEC filings could cause actual results to differ materially from those stated in any forward-looking statements.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the repurchases of our common stock during the first quarter of 2025:

Fiscal Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
February 2025	776	$37.19	773	$488,593
March 2025	2,157	31.40	2,022	424,910
April 2025	1,535	27.89	1,531	382,201
Total	4,468		4,326
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
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
None of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(c) of Regulation S-K) during the first quarter of 2025.

Item 6. EXHIBITS

Exhibits

10.1	Letter Agreement between the Company and Deon Riley, dated February 24, 2025.

10.2	Offer Letter between the Company and Daniel Heaf, dated as of May 16, 2025.

10.3	Executive Severance Agreement between the Company and Daniel Heaf, dated as of May 16, 2025.

10.4
Second Amended and Restated Revolving Credit Agreement by and among Bath & Body Works, Inc. and JPMorgan Chase Bank, N.A., dated May 22, 2025, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated May 22, 2025.

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
Date: May 29, 2025
*    Ms. Boratto is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.