Form 10-Q
period 2025-08-02
Bath & Body Works, Inc.
filed 2025-08-28
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2025
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
As of August 22, 2025, the number of outstanding shares of the Registrant’s common stock was 206,187,576 shares.

BATH & BODY WORKS, INC. ®

*
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “second quarter of 2025” and “second quarter of 2024” refer to the thirteen-week periods ended August 2, 2025 and August 3, 2024, respectively. “Year-to-date 2025” and “year-to-date 2024” refer to the twenty-six-week periods ended August 2, 2025 and August 3, 2024, respectively.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(Unaudited)

	Second Quarter		Year-to-Date
	2025	2024	2025	2024
Net Sales	$1,549	$1,526	$2,974	$2,910
Costs of Goods Sold, Buying and Occupancy	(909)	(900)	(1,687)	(1,677)
Gross Profit	640	626	1,287	1,233
General, Administrative and Store Operating Expenses	(483)	(443)	(920)	(863)
Operating Income	157	183	367	370
Interest Expense	(68)	(77)	(139)	(159)
Other Income, Net	6	47	13	61
Income Before Income Taxes	95	153	241	272
Provision for Income Taxes	(31)	(1)	(72)	(33)
Net Income	$64	$152	$169	$239
Net Income per Basic Share	$0.31	$0.68	$0.80	$1.07
Net Income per Diluted Share	$0.30	$0.68	$0.79	$1.06
BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Second Quarter		Year-to-Date
	2025	2024	2025	2024
Net Income	$64	$152	$169	$239
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	—	(1)	6	(3)
Unrealized Gain (Loss) on Cash Flow Hedges	—	1	(3)	2
Reclassification of Cash Flow Hedges to Earnings	—	—	(1)	—
Total Other Comprehensive Income (Loss), Net of Tax	—	—	2	(1)
Total Comprehensive Income	$64	$152	$171	$238

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value amounts)

	August 2, 2025	February 1, 2025	August 3, 2024
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$364	$674	$514
Accounts Receivable, Net	131	205	146
Inventories	977	734	863
Easton Assets Held for Sale	81	96	—
Other	153	114	143
Total Current Assets	1,706	1,823	1,666
Property and Equipment, Net	1,124	1,127	1,166
Operating Lease Assets	984	949	1,043
Goodwill	628	628	628
Trade Name	165	165	165
Deferred Income Taxes	133	130	143
Other Assets	74	50	137
Total Assets	$4,814	$4,872	$4,948
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$567	$338	$411
Accrued Expenses and Other	541	584	526
Current Debt	—	—	313
Current Operating Lease Liabilities	194	192	186
Income Taxes	1	117	61
Total Current Liabilities	1,303	1,231	1,497
Deferred Income Taxes	23	24	45
Long-term Debt	3,888	3,884	3,881
Long-term Operating Lease Liabilities	912	883	984
Other Long-term Liabilities	235	233	259
Shareholders’ Equity (Deficit):
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	—	—	—
Common Stock - $0.50 par value; 1,000 shares authorized; 223, 231 and 235 shares issued; 208, 216 and 220 shares outstanding, respectively	111	115	117
Paid-in Capital	806	829	830
Accumulated Other Comprehensive Income	73	71	74
Retained Earnings (Accumulated Deficit)	(1,716)	(1,578)	(1,918)
Less: Treasury Stock, at Average Cost; 15, 15 and 15 shares, respectively	(822)	(822)	(822)
Total Shareholders’ Equity (Deficit)	(1,548)	(1,385)	(1,719)
Noncontrolling Interest	1	2	1
Total Equity (Deficit)	(1,547)	(1,383)	(1,718)
Total Liabilities and Equity (Deficit)	$4,814	$4,872	$4,948

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions, except per share amounts)
(Unaudited)

Second Quarter 2025

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, May 3, 2025	212	$113	$818	$73	$(1,633)	$(822)	$1	$(1,450)
Net Income	—	—	—	—	64	—	—	64
Other Comprehensive Income	—	—	—	—	—	—	—	—
Total Comprehensive Income	—	—	—	—	64	—	—	64
Cash Dividends ($0.20 per share)	—	—	—	—	(42)	—	—	(42)
Repurchases of Common Stock	(4)	—	—	—	—	(121)	—	(121)
Treasury Share Retirement	—	(2)	(14)	—	(105)	121	—	—
Share-based Compensation and Other	—	—	2	—	—	—	—	2
Balance, August 2, 2025	208	$111	$806	$73	$(1,716)	$(822)	$1	$(1,547)

Second Quarter 2024

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, May 4, 2024	223	$119	$841	$74	$(1,889)	$(822)	$1	$(1,676)
Net Income	—	—	—	—	152	—	—	152
Other Comprehensive Income	—	—	—	—	—	—	—	—
Total Comprehensive Income	—	—	—	—	152	—	—	152
Cash Dividends ($0.20 per share)	—	—	—	—	(45)	—	—	(45)
Repurchases of Common Stock	(4)	—	—	—	—	(150)	—	(150)
Treasury Share Retirement	—	(2)	(12)	—	(136)	150	—	—
Share-based Compensation and Other	1	—	1	—	—	—	—	1
Balance, August 3, 2024	220	$117	$830	$74	$(1,918)	$(822)	$1	$(1,718)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions, except per share amounts)
(Unaudited)

Year-to-Date 2025

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, February 1, 2025	216	$115	$829	$71	$(1,578)	$(822)	$2	$(1,383)
Net Income	—	—	—	—	169	—	—	169
Other Comprehensive Income	—	—	—	2	—	—	—	2
Total Comprehensive Income	—	—	—	2	169	—	—	171
Cash Dividends ($0.40 per share)	—	—	—	—	(85)	—	—	(85)
Repurchases of Common Stock	(8)	—	—	—	—	(256)	—	(256)
Treasury Share Retirement	—	(4)	(30)	—	(222)	256	—	—
Share-based Compensation and Other	—	—	7	—	—	—	(1)	6
Balance, August 2, 2025	208	$111	$806	$73	$(1,716)	$(822)	$1	$(1,547)

Year-to-Date 2024

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, February 3, 2024	225	$120	$838	$75	$(1,838)	$(822)	$1	$(1,626)
Net Income	—	—	—	—	239	—	—	239
Other Comprehensive Loss	—	—	—	(1)	—	—	—	(1)
Total Comprehensive Income	—	—	—	(1)	239	—	—	238
Cash Dividends ($0.40 per share)	—	—	—	—	(90)	—	—	(90)
Repurchases of Common Stock	(6)	—	—	—	—	(249)	—	(249)
Treasury Share Retirement	—	(3)	(17)	—	(229)	249	—	—
Share-based Compensation and Other	1	—	9	—	—	—	—	9
Balance, August 3, 2024	220	$117	$830	$74	$(1,918)	$(822)	$1	$(1,718)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date
	2025	2024
Operating Activities:
Net Income	$169	$239
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation of Long-lived Assets	128	142
Share-based Compensation Expense	18	22
Gain on Sales of Easton Investments	—	(39)
Deferred Income Taxes	(1)	(102)
Changes in Assets and Liabilities:
Accounts Receivable	75	78
Inventories	(241)	(154)
Accounts Payable, Accrued Expenses and Other	157	(67)
Income Taxes Payable	(139)	(79)
Other Assets and Liabilities	(21)	(10)
Net Cash Provided by Operating Activities	145	30
Investing Activities:
Capital Expenditures	(93)	(101)
Proceeds from Sales of Easton Investments	—	50
Other Investing Activities	(2)	11
Net Cash Used for Investing Activities	(95)	(40)
Financing Activities:
Payments for Long-term Debt	—	(202)
Repurchases of Common Stock	(254)	(248)
Dividends Paid	(85)	(90)
Tax Payments Related to Share-based Awards	(8)	(15)
Other Financing Activities	(15)	(5)
Net Cash Used for Financing Activities	(362)	(560)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	2	—
Net Decrease in Cash and Cash Equivalents	(310)	(570)
Cash and Cash Equivalents, Beginning of Year	674	1,084
Cash and Cash Equivalents, End of Period	$364	$514

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
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “second quarter of 2025” and “second quarter of 2024” refer to the thirteen-week periods ended August 2, 2025 and August 3, 2024, respectively. “Year-to-date 2025” and “year-to-date 2024” refer to the twenty-six-week periods ended August 2, 2025 and August 3, 2024, respectively. References to “quarter” and “year” each refer to the fiscal calendar period.
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
Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended August 2, 2025 and August 3, 2024 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2024 Annual Report on Form 10-K.
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
Supplier Finance Program
In the fourth quarter of 2024, the Company implemented a supply chain finance (“SCF”) program agreement with a third-party financial institution, whereby the Company’s merchandise suppliers have the opportunity to settle outstanding payment obligations early, at a discount, facilitated by the financial institution. The Company’s obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted by suppliers’ participation in the arrangement and the Company provides no guarantees to any third parties under the SCF program. Amounts due under the SCF program are included in Accounts Payable in the Consolidated Balance Sheets and within Operating Activities in the Consolidated Statements of Cash

Flows. Amounts due under the SCF program were $90 million and $7 million as of August 2, 2025 and February 1, 2025, respectively.
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
Easton Investments
The Company has land and other investments in Easton, a planned community in Columbus, Ohio, that integrates office, hotel, retail, residential and recreational space. Beginning in the fourth quarter of 2024, certain of these investments met all of the required criteria for held for sale presentation, which requires assets to be reported at the lower of their carrying value or fair value less costs to sell. The investments classified as held for sale, consisting primarily of undeveloped land, are reported at their carrying value, which was $81 million and $96 million as of August 2, 2025 and February 1, 2025, respectively, within Current Assets on the Consolidated Balance Sheets.
During the second quarter of 2025, the Company changed its plan of sale for its Easton investments, causing certain of these investments to no longer meet the held for sale criteria. As a result of this change, the Company reclassified $17 million of carrying value from Current Assets to long-term Other Assets on the August 2, 2025 Consolidated Balance Sheet. Following this reclassification, the Company’s Easton investments not presented as held for sale were $40 million and reported in Other Assets as of August 2, 2025. The Company’s Easton investments not presented as held for sale and reported in Other Assets were $26 million as of February 1, 2025 and $121 million as of August 3, 2024.
Previously included in the Company’s Easton investments were equity interests in Easton Town Center, LLC (“ETC”) and Easton Gateway, LLC (“EG”), entities that own and develop commercial entertainment and shopping centers. The Company’s investments in ETC and EG were accounted for using the equity method of accounting. In the second quarter of 2024, the Company sold its entire interest in the business associated with EG and its entire interest in ETC. The Company received aggregate cash proceeds of $50 million at the closing of these sales, and recognized a pre-tax gain of $39 million, which is included in Other Income, Net, in the 2024 Consolidated Statements of Income.
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
2. Revenue Recognition
Accounts receivable, net from revenue-generating activities were $75 million as of August 2, 2025, $81 million as of February 1, 2025 and $87 million as of August 3, 2024. These accounts receivable primarily relate to amounts due from the Company’s franchise, license and wholesale partners. Under these arrangements, payment terms are typically 45 to 75 days.

The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty points and rewards, and direct channel shipments not received by the customer, which are all impacted by seasonal and holiday-related sales patterns. Deferred revenue, which is recorded within Accrued Expenses and Other on the Consolidated Balance Sheets, was $172 million as of August 2, 2025, $197 million as of February 1, 2025 and $166 million as of August 3, 2024. The Company recognized $87 million as revenue year-to-date 2025 from amounts recorded as deferred revenue at the beginning of the Company’s fiscal year.
The following table provides a disaggregation of Net Sales for the second quarters of and year-to-date 2025 and 2024:

	Second Quarter		Year-to-Date
	2025	2024	2025	2024
	(in millions)
Stores - U.S. and Canada (a)	$1,196	$1,140	$2,307	$2,205
Direct - U.S. and Canada	267	297	517	558
International (b)	86	89	150	147
Total Net Sales	$1,549	$1,526	$2,974	$2,910
_______________
(a)Results include fulfilled buy online pick up in store orders.
(b)Results include royalties associated with franchised stores and wholesale sales.
The Company’s Net Sales outside of the U.S. include sales from Company-operated stores and its e-commerce site in Canada, royalties associated with franchised stores and wholesale sales. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s Net Sales outside of the U.S. totaled $167 million and $164 million for the second quarters of 2025 and 2024, respectively, and $299 million and $289 million for year-to-date 2025 and 2024, respectively.
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
The following table provides the weighted-average shares utilized for the calculation of Net Income per Basic and Diluted Share for the second quarters of and year-to-date 2025 and 2024:

	Second Quarter		Year-to-Date
	2025	2024	2025	2024
	(in millions)

Common Shares	225	237	227	239
Treasury Shares	(15)	(15)	(15)	(15)
Basic Shares	210	222	212	224
Effect of Dilutive Awards	1	1	1	1
Diluted Shares	211	223	213	225
Anti-dilutive Awards (a)	—	—	—	1
 _______________
(a)These awards were excluded from the calculation of Net Income per Diluted Share because their inclusion would have been anti-dilutive.

Common Stock Repurchases and Retirements
Under the authority of the Company’s Board of Directors, the Company repurchased shares of its common stock under the following repurchase programs during year-to-date 2025 and 2024:

Repurchase Program	Amount Authorized	Shares Repurchased		Amount Repurchased		Average Stock Price
		2025	2024	2025	2024	2025	2024
	(in millions)	(in thousands)		(in millions)
February 2022	$1,500	NA	842	NA	$39	NA	$46.08
January 2024	500	460	4,921	$17	210	$37.67	42.72
January 2025	500	8,008	NA	239	NA	29.78	NA
Total		8,468	5,763	$256	$249
The January 2024 Program had $139 million of remaining authority as of February 1, 2025. There were share repurchases of $1 million as of February 1, 2025 and $2 million as of August 3, 2024 reflected in Accounts Payable on the Consolidated Balance Sheets.
On February 27, 2025, the Company cancelled the remaining $121 million authorization available under the January 2024 Program and began repurchasing shares under the January 2025 Program. There were share repurchases of $3 million as of August 2, 2025 reflected in Accounts Payable on the Consolidated Balance Sheet. The January 2025 Program had $262 million of remaining authority as of August 2, 2025.
Shares repurchased under these programs are retired and cancelled upon repurchase. As a result, the Company retired the 8.468 million and 5.763 million shares repurchased during year-to-date 2025 and 2024, respectively.
Dividends
The Company paid the following dividends during the first and second quarters of 2025 and 2024:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2025
First Quarter	$0.20	$43
Second Quarter	0.20	42
Total	$0.40	$85
2024
First Quarter	$0.20	$45
Second Quarter	0.20	45
Total	$0.40	$90
In August 2025, the Company declared its third quarter 2025 ordinary dividend of $0.20 per share payable on September 5, 2025 to shareholders of record at the close of business on August 22, 2025.
4. Inventories
The following table provides details of Inventories as of August 2, 2025, February 1, 2025 and August 3, 2024:

	August 2, 2025	February 1, 2025	August 3, 2024
	(in millions)
Finished Goods Merchandise	$724	$589	$669
Raw Materials and Merchandise Components	253	145	194
Total Inventories	$977	$734	$863
Inventories are principally valued at the lower of cost or net realizable value, on an average cost basis.

5. Long-lived Assets
The following table provides details of Property and Equipment, Net as of August 2, 2025, February 1, 2025 and August 3, 2024:

	August 2, 2025	February 1, 2025	August 3, 2024
	(in millions)
Property and Equipment, at Cost	$3,310	$3,217	$3,171
Accumulated Depreciation and Amortization	(2,186)	(2,090)	(2,005)
Property and Equipment, Net	$1,124	$1,127	$1,166
Depreciation expense was $64 million and $71 million for the second quarters of 2025 and 2024, respectively. Depreciation expense was $128 million and $142 million for year-to-date 2025 and 2024, respectively. Capital Expenditures of $51 million and $24 million remained unpaid as of August 2, 2025 and February 1, 2025, respectively.
6. Income Taxes
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events.
For the second quarter of 2025, the Company’s effective tax rate was 32.3% compared to 0.9% in the second quarter of 2024. The 2025 second quarter rate was higher than the Company’s combined estimated federal and state statutory rates largely due to the transition of certain members of the leadership team, primarily related to severance benefits. The 2024 second quarter rate was lower than the Company’s combined estimated federal and state statutory rates primarily due to the sales of Easton investments during the quarter, which resulted in the release of a valuation allowance on a deferred tax asset.
For year-to-date 2025, the Company’s effective tax rate was 29.9% compared to 12.1% for year-to-date 2024. The 2025 year-to-date rate was higher than the Company’s combined estimated federal and state statutory rates largely due to accrued interest expense related to unrecognized tax benefits and the transition of certain members of the leadership team, primarily related to severance benefits. The 2024 year-to-date rate was lower than the Company’s combined estimated federal and state statutory rates primarily due to the sales of Easton investments during the period, which resulted in the release of a valuation allowance on a deferred tax asset.
Income taxes paid were $207 million and $203 million for year-to-date 2025 and 2024, respectively.
On July 4, 2025, H.R.1 was enacted in the U.S., which includes various tax reform provisions, including extending and modifying certain key Tax Cuts and Jobs Act provisions, and provisions allowing accelerated tax deductions for qualified property and research expenditures. This legislation did not have a material impact to the Company’s results of operations, financial condition or cash flows as of and for the twenty-six week period ended August 2, 2025.

7. Long-term Debt and Borrowing Facility
The following table provides the Company’s outstanding Long-term Debt balances, net of unamortized debt issuance costs and discounts, as of August 2, 2025, February 1, 2025 and August 3, 2024:

	August 2, 2025	February 1, 2025	August 3, 2024
	(in millions)
Senior Debt with Subsidiary Guarantee
$500 million, 9.375% Fixed Interest Rate Notes due July 2025 (“2025 Notes”)	$—	$—	$313
$284 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	278	277	275
$444 million, 5.250% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	443	443	443
$482 million, 7.500% Fixed Interest Rate Notes due June 2029 (“2029 Notes”)	477	476	475
$844 million, 6.625% Fixed Interest Rate Notes due October 2030 (“2030 Notes”)	839	838	838
$802 million, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	797	796	796
$575 million, 6.750% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	571	571	571
Total Senior Debt with Subsidiary Guarantee	3,405	3,401	3,711
Senior Debt
$284 million, 6.950% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	283	283	283
$201 million, 7.600% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	200	200	200
Total Senior Debt	483	483	483
Total Debt	3,888	3,884	4,194
Current Debt	—	—	(313)
Total Long-term Debt, Net of Current Portion	$3,888	$3,884	$3,881
Cash paid for interest was $143 million and $152 million for year-to-date 2025 and 2024, respectively.
Repurchases of Notes
The Company did not repurchase any outstanding senior notes during the second quarter of and year-to-date 2025.
During the second quarter of and year-to-date 2024, the Company repurchased in the open market and extinguished $91 million and $200 million principal amounts of its outstanding senior notes, respectively. The aggregate repurchase price for these notes was $92 million and $202 million for the second quarter of and year-to-date 2024, respectively, resulting in pre-tax losses of $2 million and $3 million, including the write-off of unamortized issuance costs, during the second quarter of and year-to-date 2024, respectively. These losses are included in Other Income, Net, in the 2024 Consolidated Statements of Income.
The following table provides details of the outstanding principal amounts of senior notes repurchased and extinguished during the second quarter, year-to-date and full year of 2024:

	Second Quarter	Year-to-Date	Full Year
	(in millions)
2025 Notes	$—	$—	$314
2027 Notes	14	14	14
2028 Notes	7	17	17
2029 Notes	10	17	17
2030 Notes	56	94	94
2033 Notes	—	10	10
2035 Notes	4	10	10
2036 Notes	—	38	38
Total	$91	$200	$514
Asset-backed Revolving Credit Facility
The Company and certain of the Company’s 100% owned subsidiaries guarantee and pledge collateral to secure an asset-backed revolving credit facility (“ABL Facility”). The ABL Facility, which allows borrowings and letters of credit in U.S. and Canadian dollars, has aggregate commitments of $750 million.

In May 2025, the Company entered into an amendment and restatement (“Amendment”) of the ABL Facility. The Amendment removed the interest rate credit spread adjustment of 0.10%, extended the expiration date from August 2026 to May 2030 and included certain other technical amendments.
Availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on the Company’s eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time the outstanding amount under the ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitment, the Company is required to repay the outstanding amounts under the ABL Facility to the extent of such excess. As of August 2, 2025, the Company’s borrowing base was $683 million, and it had no borrowings outstanding under the ABL Facility.
The ABL Facility supports the Company’s letter of credit program. The Company had $9 million of outstanding letters of credit as of August 2, 2025 that reduced its availability under the ABL Facility. As of August 2, 2025, the Company’s availability under the ABL Facility was $674 million.
As of August 2, 2025, the ABL Facility fees related to committed and unutilized amounts were 0.30% per annum, and the fees related to outstanding letters of credit were 1.25% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was the Term Secured Overnight Financing Rate plus 1.25% per annum. The interest rate on outstanding Canadian dollar-denominated borrowings was the Canadian Overnight Repo Rate Average plus 1.25% per annum.
The ABL Facility requires the Company to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (i) $70 million or (ii) 10% of the maximum borrowing amount. As of August 2, 2025, the Company was not required to maintain this ratio.
8. Fair Value Measurements
Cash and Cash Equivalents include cash on hand, deposits with financial institutions and highly liquid investments with original maturities of less than 90 days. The Company’s Cash and Cash Equivalents are considered Level 1 fair value measurements as they are valued using unadjusted quoted prices in active markets for identical assets.
The following table provides a summary of the principal value and estimated fair value of the Company’s outstanding debt as of August 2, 2025, February 1, 2025 and August 3, 2024:

	August 2, 2025	February 1, 2025	August 3, 2024
	(in millions)
Principal Value	$3,916	$3,916	$4,230
Fair Value, Estimated (a)	3,992	3,986	4,241
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
Lease Guarantees
In connection with the spin-off of Victoria’s Secret & Co., the Company had remaining contingent obligations of $224 million as of August 2, 2025 related to lease payments under the current terms of noncancelable leases, primarily related to office space, expiring at various dates through 2037. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the spin-off. The Company’s reserves related to these obligations were not significant for any period presented.

10. Segment Reporting
The Company is managed at the consolidated level and therefore operates and reports as a single segment. During the second quarter of 2025, the Company’s Chief Executive Officer was its Chief Operating Decision Maker (“CODM”), and the measure of profitability included in the financial information regularly provided to the CODM was total Company Adjusted Operating Income, or Operating Income in periods where there are no adjustments. The Company’s CODM assesses Adjusted Operating Income performance in comparison to forecasts and historical results to make decisions on the reinvestment of profits into the business and capital allocation strategies.
The following table illustrates significant segment expenses that were regularly provided to the CODM for the second quarters of and year-to-date 2025 and 2024:

	Second Quarter		Year-to-Date
	2025	2024	2025	2024
	(in millions)
Net Sales	$1,549	$1,526	$2,974	$2,910
Cost of Goods Sold	(631)	(623)	(1,140)	(1,131)
Buying and Occupancy	(278)	(277)	(547)	(546)
Gross Profit	640	626	1,287	1,233
Selling Expenses	(282)	(261)	(538)	(508)
Marketing Expenses	(53)	(51)	(103)	(95)
Adjusted General and Administrative Expenses	(133)	(131)	(264)	(260)
Adjusted Operating Income	172	183	382	370
Leadership Transition Costs (a)	(15)	—	(15)	—
Reported Operating Income	$157	$183	$367	$370
 ________________
(a)In the second quarter of and year-to-date 2025, the Company recognized pre-tax costs of $15 million due to the transition of certain members of the leadership team, primarily related to severance benefits, which were excluded from General and Administrative Expenses in the Adjusted Operating Income details provided to the CODM.
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Bath & Body Works, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheets of Bath & Body Works, Inc. (the Company) as of August 2, 2025 and August 3, 2024, the related consolidated statements of income, comprehensive income, and total equity (deficit) for the thirteen and twenty-six week periods ended August 2, 2025 and August 3, 2024, the consolidated statements of cash flows for the twenty-six week periods ended August 2, 2025 and August 3, 2024, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
August 28, 2025

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
Executive Overview
In the second quarter of 2025, total Net Sales were $1,549 million, which increased $23 million, or 1.5%, compared to the second quarter of 2024. Total North American Net Sales increased $26 million, primarily due to modest increases in transactions and average dollar sales, partially offset by a $3 million decline in International Net Sales. Our second quarter Operating Income was $157 million, which decreased $26 million, or 13.9%, compared to the second quarter of 2024, and our Operating Income rate (expressed as a percentage of Net Sales) decreased to 10.2% from 12.0%. The Operating Income rate decrease was primarily due to higher General, Administrative and Store Operating Expenses driven by leadership transition costs, partially offset by an increase in the Gross Profit rate.
For additional information related to our second quarter 2025 financial performance, see “Results of Operations.”
Outlook
We expect consumers to remain cautious and value-seeking, with intentional purchasing behavior that prioritizes personal well-being and convenience, while spending selectively. We believe that our brand, stores, loyalty members, passionate store associates and a predominantly U.S. based vertically integrated supply chain form a strong foundation, and our investments in recent years have strengthened this foundation. In order to deliver durable and profitable growth and drive long-term shareholder value, we are taking swift action in the short-term while we actively shape our long-term strategy by making strategic moves that resonate with both current and future customers. We are focused on elevating our owned digital platform to meet the expectations of today’s consumers by enhancing functionality and storytelling, which we believe will boost brand equity and direct channel sales. We are also amplifying our efficacy message by more clearly communicating claims and modernizing packaging to better reflect key product attributes, such as efficacy, safety, and emotional benefits, especially to younger and ingredient-conscious consumers, reinforcing the value of our products. Finally, we are focused on putting our product in the path of the consumer by strategically and thoughtfully exploring new forms of distribution beyond the owned channels we currently sell through to reach and engage new and younger consumers and drive brand discovery.

We expect consumer sentiment to remain volatile as the broad-based tariffs imposed by the U.S. government, and threatened or imposed retaliatory measures by other countries, have increased macroeconomic uncertainty in global markets and we are actively monitoring the changes in shifting trade policies and related market disruptions. We believe our vertically integrated, predominantly U.S. based supply chain positions us well to compete in the current environment and to absorb the impacts of tariffs at the existing levels in the current year. We also believe we have the ability to further mitigate these costs over time through strategic sourcing, operational efficiencies, and other targeted initiatives. Continued changes in trade policies and disruptions could have substantial impacts on the global economy and may magnify the impact of the risks to our business described in our Annual Report on Form 10-K.
Adjusted Financial Information
In addition to our results provided in accordance with GAAP above and throughout this Quarterly Report on Form 10-Q, provided below are non-GAAP measures that presents Operating Income, Net Income and Net Income Per Diluted Share for the second quarters of and year-to-date 2025 and 2024 on an adjusted basis to remove certain items. We believe that these items are not indicative of our operations due to their size and nature.
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
The table below reconciles our GAAP financial measures to our non-GAAP financial measures:

(in millions, except per share amounts)	Second Quarter		Year-to-Date
	2025	2024	2025	2024
Reconciliation of Reported Operating Income to Adjusted Operating Income
Reported Operating Income	$157	$183	$367	$370
Leadership Transition Costs (a)	15	—	15	—
Adjusted Operating Income	$172	$183	$382	$370

Reconciliation of Reported Net Income to Adjusted Net Income
Reported Net Income	$64	$152	$169	$239
Leadership Transition Costs (a)	15	—	15	—
Gain on Sales of Easton Investments (b)	—	(39)	—	(39)
Tax Effect of Adjustments	(1)	14	(1)	14
Tax Benefit from Valuation Allowance Release (c)	—	(44)	—	(44)
Adjusted Net Income	$78	$83	$183	$170

Reconciliation of Reported Net Income Per Diluted Share to Adjusted Net Income Per Diluted Share
Reported Net Income Per Diluted Share	$0.30	$0.68	$0.79	$1.06
Leadership Transition Costs (a)	0.07	—	0.07	—
Gain on Sales of Easton Investments (b)	—	(0.18)	—	(0.18)
Tax Effect of Adjustments	(0.01)	0.06	(0.01)	0.06
Tax Benefit from Valuation Allowance Release (c)	—	(0.20)	—	(0.19)
Adjusted Net Income Per Diluted Share	$0.37	$0.37	$0.86	$0.76
 ________________
(a)In the second quarter of 2025, we recognized pre-tax costs of $15 million (after-tax costs of $14 million) due to the transition of certain members of the leadership team, primarily related to severance benefits.
(b)In the second quarter of 2024, we sold our investments in Easton Town Center and Easton Gateway, resulting in an aggregate pre-tax gain of $39 million (after-tax gain of $25 million). For additional information, see Note 1, “Description of Business and Basis of Presentation” included in Part I, Item 1. Financial Statements.
(c)In the second quarter of 2024, we recognized a $44 million tax benefit related to the release of a valuation allowance on a deferred tax asset.

Company-operated Stores
The following table compares Company-operated U.S. store data for the second quarters of and year-to-date 2025 and 2024:

	Second Quarter			Year-to-Date
	2025	2024	% Change	2025	2024	% Change
Sales per Average Selling Square Foot (a)	$220	$216	2%	$427	$420	2%
Sales per Average Store (in thousands) (a)	$627	$613	2%	$1,216	$1,188	2%
Average Store Size (selling square feet)	2,844	2,833	—%
Total Selling Square Feet (in thousands)	5,094	4,989	2%
 ________________
(a)Sales per average selling square foot and sales per average store, which are indicators of store productivity, are calculated based on store sales for the period divided by the average, including the beginning and end of period, of total selling square footage and store count, respectively.
The following table represents Company-operated store activity for year-to-date 2025:

	Stores			Stores
	February 1, 2025	Opened	Closed	August 2, 2025
United States	1,782	33	(24)	1,791
Canada	113	—	—	113
Total	1,895	33	(24)	1,904
Partner-operated Stores
The following table represents Partner-operated store activity for year-to-date 2025:

	Stores			Stores
	February 1, 2025	Opened	Closed	August 2, 2025
International	494	25	(18)	501
International - Travel Retail	35	3	(2)	36
Total International (a)	529	28	(20)	537
________________
(a)Includes store locations only and does not include kiosks, shop-in-shops, gondola or beauty counter locations.
Results of Operations
Second Quarter of 2025 Compared to the Second Quarter of 2024
Net Sales
The following table provides Net Sales for the second quarter of 2025 in comparison to the second quarter of 2024:

	2025	2024	% Change
	(in millions)
Stores - U.S. and Canada (a)	$1,196	$1,140	4.9%
Direct - U.S. and Canada	267	297	(10.1%)
International (b)	86	89	(2.9%)
Total Net Sales	$1,549	$1,526	1.5%
 _______________
(a)Results include fulfilled buy online pick up in store (“BOPIS”) orders.
(b)Results include royalties associated with franchised stores and wholesale sales.
For the second quarter of 2025, total Net Sales were $1,549 million and increased $23 million, or 1.5%, compared to the second quarter of 2024. Stores Net Sales increased $56 million, or 4.9%, primarily driven by an increase in transactions due to an increase in BOPIS fulfilled orders (which are recognized as store Net Sales) and new store growth, and an increase in average dollar sales. Direct Net Sales decreased $30 million, or 10.1%, driven by a decline in fulfilled orders, which was primarily due to our customers continuing to select our BOPIS option, partially offset by an increase in average order size. International Net Sales decreased $3 million, or 2.9%.

Gross Profit
For the second quarter of 2025, our Gross Profit increased $14 million compared to the second quarter of 2024, to $640 million, and our Gross Profit rate (expressed as a percentage of Net Sales) increased to 41.3%, from 41.0% in the second quarter of 2024. Gross Profit dollars increased due to higher Net Sales, and the Gross Profit rate increased due to leverage on Occupancy Expenses largely driven by the exit of a third-party fulfillment center. The second quarter of 2025 merchandise margin rate was flat to the second quarter of 2024, as strategic pricing and strong cost management mitigated the impact from tariffs.
General, Administrative and Store Operating Expenses
The following table provides detail for our General, Administrative and Store Operating Expenses for the second quarter of 2025 compared to the second quarter of 2024:

	2025		2024		Change
	(in millions)	% of Net Sales	(in millions)	% of Net Sales	(in millions)	% of Net Sales
Selling Expenses	$282	18.2%	$261	17.1%	$21	1.1%
Marketing Expenses	53	3.4%	51	3.3%	3	0.1%
General and Administrative Expenses	148	9.5%	131	8.6%	16	0.9%
Total	$483	31.1%	$443	29.1%	$40	2.0%
For the second quarter of 2025, our total General, Administrative and Store Operating Expenses increased $40 million compared to the second quarter of 2024, to $483 million, and the rate (expressed as a percentage of Net Sales) increased to 31.1% from 29.1% in the second quarter of 2024. Selling Expenses increased primarily due to higher payroll related costs, mainly driven by investments in wages and new stores, and higher healthcare costs. General and Administrative Expenses increased primarily due to $15 million of costs related to the transition of certain members of the leadership team, primarily related to severance benefits.
The General, Administrative and Store Operating Expense rate increased primarily due to the leadership transition costs, increase in payroll related costs, and higher healthcare costs.
Other Income and Expenses
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the second quarters of 2025 and 2024:

	2025	2024
Average daily borrowings (in millions)	$3,916	$4,258
Average borrowing rate	7.1%	7.3%
For the second quarter of 2025, our Interest Expense was $68 million, compared to $77 million in the second quarter of 2024. The decrease was due to lower average daily borrowings and borrowing rate, which were driven by the early extinguishment of outstanding notes in fiscal year 2024.
Other Income, Net
For the second quarter of 2025, our Other Income, Net was $6 million, compared to $47 million in the second quarter of 2024. In the second quarter of 2024, Other Income, Net included an aggregate $39 million pre-tax gain on sales of certain Easton investments as well as a $2 million pre-tax loss on extinguishment of debt. The remaining decrease is primarily due to lower interest income on invested cash in the second quarter of 2025.
Provision for Income Taxes
For the second quarter of 2025, our effective tax rate was 32.3% compared to 0.9% in the second quarter of 2024. The 2025 second quarter rate was higher than our combined estimated federal and state statutory rates largely due to the transition of certain members of the leadership team, primarily related to severance benefits. The 2024 second quarter rate was lower than our combined estimated federal and state statutory rates primarily due to the sales of Easton investments during the quarter, which resulted in the release of a valuation allowance on a deferred tax asset.
Results of Operations
Year-to-Date 2025 Compared to Year-to-Date 2024
For year-to-date 2025, Operating Income decreased $3 million to $367 million, from $370 million year-to-date 2024, and the Operating Income rate (expressed as a percentage of Net Sales) decreased to 12.3% from 12.7%. The drivers of the year-to-date Operating Income results are discussed in the following sections.

Net Sales
The following table provides Net Sales for year-to-date 2025 in comparison to year-to-date 2024:

	2025	2024	% Change
	(in millions)
Stores - U.S. and Canada (a)	$2,307	$2,205	4.6%
Direct - U.S. and Canada	517	558	(7.4%)
International (b)	150	147	2.3%
Total Net Sales	$2,974	$2,910	2.2%
 _______________
(a)Results include fulfilled BOPIS orders.
(b)Results include royalties associated with franchised stores and wholesale sales.
For year-to-date 2025, Net Sales were $2,974 million and increased $64 million, or 2.2%, compared to year-to-date 2024. Stores Net Sales increased $102 million, or 4.6%, primarily driven by an increase in transactions due to an increase in BOPIS fulfilled orders (which are recognized as store Net Sales) and new store growth, and an increase in average dollar sales. Direct Net Sales decreased $41 million, or 7.4%, driven by a decline in fulfilled orders, which was primarily due to our customers continuing to select our BOPIS option, partially offset by an increase in average order size. International Net Sales increased $3 million, or 2.3%.
Gross Profit
For year-to-date 2025, our Gross Profit increased $54 million compared to year-to-date 2024, to $1,287 million, and our Gross Profit rate (expressed as a percentage of Net Sales) increased to 43.3% from 42.4% year-to-date 2024. Gross Profit dollars increased due to higher Net Sales as well as merchandise margin rate improvement, driven by strategic pricing and strong cost management partially offset by the impact from tariffs.
Gross Profit rate increased due to the merchandise margin rate improvement as well as leverage on Occupancy Expenses largely due to exit of a third-party fulfillment center and Net Sales growth.
General, Administrative and Store Operating Expenses
The following table provides detail for our General, Administrative and Store Operating Expenses for year-to-date 2025 compared to year-to-date 2024:

	2025		2024		Change
	(in millions)	% of Net Sales	(in millions)	% of Net Sales	(in millions)	% of Net Sales
Selling Expenses	$538	18.1%	$508	17.5%	$30	0.6%
Marketing Expenses	103	3.5%	95	3.3%	8	0.2%
General and Administrative Expenses	279	9.4%	260	8.9%	19	0.5%
Total	$920	30.9%	$863	29.6%	$57	1.3%
For year-to-date 2025, our General, Administrative and Store Operating Expenses increased $57 million compared to year-to-date 2024, to $920 million, and the rate (expressed as a percentage of Net Sales) increased to 30.9% from 29.6% year-to-date 2024. Selling Expenses increased primarily due to higher payroll related costs, mainly driven by investments in wages and new stores, and higher healthcare costs. General and Administrative Expenses increased primarily due to $15 million of costs related to the transition of certain members of the leadership team, primarily related to severance benefits, as well as associate wages.
The General, Administrative and Store Operating Expense rate increased primarily due to the increase in payroll related costs, leadership transition costs and higher healthcare costs as well as incremental investments in marketing.
Other Income and Expenses
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for year-to-date 2025 and 2024:

	2025	2024
Average daily borrowings (in millions)	$3,916	$4,322
Average borrowing rate	7.1%	7.3%

For year-to-date 2025, our Interest Expense was $139 million, compared to $159 million for year-to-date 2024. The decrease was due to lower average daily borrowings and borrowing rate, which were driven by the early extinguishment of outstanding notes in fiscal year 2024.
Other Income, Net
For year-to-date 2025, our Other Income, Net was $13 million, compared to $61 million for year-to-date 2024. In year-to-date 2024, Other Income, Net included an aggregate $39 million pre-tax gain on sales of certain Easton investments as well as a $3 million pre-tax loss on extinguishment of debt. The remaining decrease is primarily due to lower interest income on invested cash in year-to-date 2025.
Provision for Income Taxes
For year-to-date 2025, our effective tax rate was 29.9% compared to 12.1% for year-to-date 2024. The 2025 year-to-date rate was higher than our combined estimated federal and state statutory rates largely due to accrued interest expense related to unrecognized tax benefits and the transition of certain members of the leadership team, primarily related to severance benefits. The 2024 year-to-date rate was lower than our combined estimated federal and state statutory rates primarily due to the sales of Easton investments, which resulted in the release of a valuation allowance on a deferred tax asset.
FINANCIAL CONDITION
Liquidity and Capital Resources
Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements, future common stock and debt repurchases, and capital expenditures. Our cash provided from operations is impacted by our net income and working capital changes. Our net income is impacted by, among other things, sales volume, seasonal sales patterns, success of new product introductions and product and market expansions, profit margins, income taxes and inflationary pressures. Typically, our sales are highest during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the summer and fall months as inventory builds in anticipation of the holiday period. Our cash and cash equivalents held by foreign subsidiaries were $123 million as of August 2, 2025.
We repurchased 8.468 million shares of our common stock for $256 million during year-to-date 2025. We may, from time to time, repurchase, or otherwise retire, additional shares of our common stock or debt, as applicable.
We believe that our current cash position, our cash flows generated from operations and our borrowing capacity under our asset-backed revolving credit facility (“ABL Facility”) will be sufficient to meet our liquidity needs, including capital expenditure requirements, for at least the next twelve months.
Cash Flows
The following table provides a summary of our cash flow activity during year-to-date 2025 and 2024:

	2025	2024
	(in millions)
Cash and Cash Equivalents, Beginning of Year	$674	$1,084
Net Cash Flows Provided by Operating Activities	145	30
Net Cash Flows Used for Investing Activities	(95)	(40)
Net Cash Flows Used for Financing Activities	(362)	(560)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	2	—
Net Decrease in Cash and Cash Equivalents	(310)	(570)
Cash and Cash Equivalents, End of Period	$364	$514
Operating Activities
Net cash provided by operating activities for year-to-date 2025 was $145 million, including net income of $169 million. Net income included depreciation of $128 million and share-based compensation expense of $18 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal changes in Inventories, Income Taxes Payable and Accounts Receivable, with Inventories also impacted by the higher tariff levels in the current year. Accounts Payable, Accrued Expenses and Other provided a cash flow benefit primarily due to our efforts to improve working capital.

Net cash provided by operating activities for year-to-date 2024 was $30 million, including net income of $239 million. Net income included depreciation of $142 million, impacts to deferred income taxes of $102 million, an aggregate pre-tax gain on sales of certain Easton investments of $39 million and share-based compensation expense of $22 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal changes in Inventories, Income Taxes Payable, and Accounts Receivable, and the change in Accounts Payable, Accrued Expenses and Other.
Investing Activities
Net cash used for investing activities for year-to-date 2025 was $95 million, primarily related to capital expenditures. The capital expenditures included approximately $60 million related to new off-mall stores and remodels of existing stores and approximately $20 million for various technology projects primarily to support the growth and profitability of our business.
Net cash used for investing activities for year-to-date 2024 was $40 million primarily related to capital expenditures of $101 million, partially offset by aggregate cash proceeds of $50 million related to the sales of certain Easton investments. The capital expenditures included approximately $75 million related to new, primarily off-mall, stores and remodels of existing stores, approximately $15 million for various technology projects primarily to support the growth and profitability of our business and approximately $10 million related to distribution and logistics capabilities.
In 2025, our top priority remains driving sustainable, long-term, profitable growth through strategic investments in the business. To support this, we continue to plan capital expenditures of approximately $250 million to $270 million during the year, with a focus on real estate and technology.
Financing Activities
Net cash used for financing activities during year-to-date 2025 was $362 million, primarily consisting of $254 million for share repurchases and dividend payments of $0.40 per share, or $85 million.
Net cash used for financing activities for year-to-date 2024 was $560 million, primarily consisting of $248 million for share repurchases, $202 million for open market debt repurchases, dividend payments of $0.40 per share, or $90 million and $15 million of tax payments related to share-based awards.
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
Common Stock Repurchases
Under the authority of our Board of Directors, we repurchased shares of our common stock under the following repurchase programs during year-to-date 2025 and 2024:

Repurchase Program	Amount Authorized	Shares Repurchased		Amount Repurchased		Average Stock Price
		2025	2024	2025	2024	2025	2024
	(in millions)	(in thousands)		(in millions)
February 2022	$1,500	NA	842	NA	$39	NA	$46.08
January 2024	500	460	4,921	$17	210	$37.67	42.72
January 2025	500	8,008	NA	239	NA	29.78	NA
Total		8,468	5,763	$256	$249

The January 2024 Program had $139 million of remaining authority as of February 1, 2025. There were share repurchases of $1 million as of February 1, 2025 and $2 million as of August 3, 2024 reflected in Accounts Payable on the Consolidated Balance Sheets.
On February 27, 2025, we cancelled the remaining $121 million authorization available under the January 2024 Program and began repurchasing shares under the January 2025 Program. There were share repurchases of $3 million as of August 2, 2025 reflected in Accounts Payable on the Consolidated Balance Sheet. The January 2025 Program had $262 million of remaining authority as of August 2, 2025.
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
We paid the following dividends during the first and second quarters of 2025 and 2024:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2025
First Quarter	$0.20	$43
Second Quarter	0.20	42
Total	$0.40	$85
2024
First Quarter	$0.20	$45
Second Quarter	0.20	45
Total	$0.40	$90
In August 2025, we declared our third quarter 2025 ordinary dividend of $0.20 per share payable on September 5, 2025 to shareholders of record at the close of business on August 22, 2025.
Long-term Debt and Borrowing Facility
The following table provides our outstanding Long-term Debt balances, net of unamortized debt issuance costs and discounts, as of August 2, 2025, February 1, 2025 and August 3, 2024:

	August 2, 2025	February 1, 2025	August 3, 2024
	(in millions)
Senior Debt with Subsidiary Guarantee
$500 million, 9.375% Fixed Interest Rate Notes due July 2025 (“2025 Notes”)	$—	$—	$313
$284 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	278	277	275
$444 million, 5.250% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	443	443	443
$482 million, 7.500% Fixed Interest Rate Notes due June 2029 (“2029 Notes”)	477	476	475
$844 million, 6.625% Fixed Interest Rate Notes due October 2030 (“2030 Notes”)	839	838	838
$802 million, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	797	796	796
$575 million, 6.750% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	571	571	571
Total Senior Debt with Subsidiary Guarantee	3,405	3,401	3,711
Senior Debt
$284 million, 6.950% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	283	283	283
$201 million, 7.600% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	200	200	200
Total Senior Debt	483	483	483
Total Debt	3,888	3,884	4,194
Current Debt	—	—	(313)
Total Long-term Debt, Net of Current Portion	$3,888	$3,884	$3,881

Cash paid for interest was $143 million and $152 million for year-to-date 2025 and 2024, respectively.
Repurchases of Notes
We did not repurchase any outstanding senior notes during the second quarter of and year-to-date 2025.
During the second quarter of and year-to-date 2024, we repurchased in the open market and extinguished $91 million and $200 million principal amounts of our outstanding senior notes, respectively. The aggregate repurchase price for these notes was $92 million and $202 million for the second quarter of and year-to-date 2024, respectively, resulting in pre-tax losses of $2 million and $3 million, including the write-off of unamortized issuance costs, during the second quarter of and year-to-date 2024, respectively. These losses are included in Other Income, Net in the 2024 Consolidated Statements of Income.
The following table provides details of the outstanding principal amounts of senior notes repurchased and extinguished during the second quarter, year-to-date and full year of 2024:

	Second Quarter	Year-to-Date	Full Year
	(in millions)
2025 Notes	$—	$—	$314
2027 Notes	14	14	14
2028 Notes	7	17	17
2029 Notes	10	17	17
2030 Notes	56	94	94
2033 Notes	—	10	10
2035 Notes	4	10	10
2036 Notes	—	38	38
Total	$91	$200	$514
Asset-backed Revolving Credit Facility
We and certain of our 100% owned subsidiaries guarantee and pledge collateral to secure the ABL Facility. The ABL Facility, which allows borrowings and letters of credit in U.S. and Canadian dollars, has aggregate commitments of $750 million.
In May 2025, we entered into an amendment and restatement (“Amendment”) of the ABL Facility. The Amendment removed the interest rate credit spread adjustment of 0.10%, extended the expiration date from August 2026 to May 2030 and included certain other technical amendments.
Availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on our eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time the outstanding amount under the ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitment, we are required to repay the outstanding amounts under the ABL Facility to the extent of such excess. As of August 2, 2025, our borrowing base was $683 million, and we had no borrowings outstanding under the ABL Facility.
The ABL Facility supports our letter of credit program. We had $9 million of outstanding letters of credit as of August 2, 2025 that reduced our availability under the ABL Facility. As of August 2, 2025, our availability under the ABL Facility was $674 million.
As of August 2, 2025, the ABL Facility fees related to committed and unutilized amounts were 0.30% per annum, and the fees related to outstanding letters of credit were 1.25% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was the Term Secured Overnight Financing Rate plus 1.25% per annum. The interest rate on outstanding Canadian dollar-denominated borrowings was the Canadian Overnight Repo Rate Average plus 1.25% per annum.
The ABL Facility requires us to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (i) $70 million or (ii) 10% of the maximum borrowing amount. As of August 2, 2025, we were not required to maintain this ratio.
Credit Ratings
The following table provides our credit ratings as of August 2, 2025:

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

SUMMARIZED BALANCE SHEETS	August 2, 2025	February 1, 2025
	(in millions)
ASSETS
Current Assets (a)	$2,031	$2,075
Noncurrent Assets	2,441	2,411

LIABILITIES
Current Liabilities (b)	$2,527	$2,394
Noncurrent Liabilities (c)	4,941	4,898
 _______________
(a)Includes amounts due from non-Guarantor subsidiaries of $588 million and $572 million as of August 2, 2025 and February 1, 2025, respectively.
(b)Includes amounts due to non-Guarantor subsidiaries of $1.467 billion and $1.421 billion as of August 2, 2025 and February 1, 2025, respectively.
(c)Includes amounts due to non-Guarantor subsidiaries of $25 million as of August 2, 2025.

YEAR-TO-DATE 2025 SUMMARIZED STATEMENT OF INCOME	(in millions)
Net Sales (a)	$2,821
Gross Profit	1,200
Operating Income	338
Income Before Income Taxes	210
Net Income	145
 _______________
(a)Includes Net Sales of $72 million to non-Guarantor subsidiaries.

Contingent Liabilities and Contractual Obligations
Lease Guarantees
In connection with the spin-off of Victoria’s Secret & Co., we had remaining contingent obligations of $224 million as of August 2, 2025 related to lease payments under the current terms of noncancelable leases, primarily related to office space, expiring at various dates through 2037. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the spin-off. Our reserves related to these obligations were not significant for any period presented.
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
All of our outstanding Long-term Debt as of August 2, 2025 has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. Our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows.
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
Fair Value Measurements
The following table provides a summary of the principal value and estimated fair value of our outstanding debt as of August 2, 2025, February 1, 2025 and August 3, 2024:

	August 2, 2025	February 1, 2025	August 3, 2024
	(in millions)
Principal Value	$3,916	$3,916	$4,230
Fair Value, Estimated (a)	3,992	3,986	4,241
 _______________
(a)    The estimated fair values are based on reported transaction prices and are not necessarily indicative of the amounts that we could realize in a current market exchange.
As of August 2, 2025, we believe that the carrying values of our Accounts Receivable, Accounts Payable and Accrued Expenses approximate their fair values because of their short maturities.
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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the repurchases of our common stock during the second quarter of 2025:

Fiscal Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
May 2025	608	$29.32	517	$367,301
June 2025	2,258	27.76	2,252	304,798
July 2025	1,382	31.50	1,373	261,510
Total	4,248		4,142
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
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
None of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(c) of Regulation S-K) during the second quarter of 2025.

Item 6. EXHIBITS

Exhibits

10.1	Letter Agreement between the Company and Eva Boratto, dated July 21, 2025.

15	Letter regarding Unaudited Interim Financial Information regarding Incorporation of Report of Independent Registered Public Accounting Firm.

22	List of Guarantor Subsidiaries.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BATH & BODY WORKS, INC.
(Registrant)
By:	/s/ EVA C. BORATTO
Eva C. Boratto Chief Financial Officer *
Date: August 28, 2025
*    Ms. Boratto is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.