Form 10-Q
period 2025-11-01
Bath & Body Works, Inc.
filed 2025-11-20
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2025
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
As of November 14, 2025, the number of outstanding shares of the Registrant’s common stock was 204,721,605 shares.

BATH & BODY WORKS, INC. ®

*
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “third quarter of 2025” and “third quarter of 2024” refer to the thirteen-week periods ended November 1, 2025 and November 2, 2024, respectively. “Year-to-date 2025” and “year-to-date 2024” refer to the thirty-nine-week periods ended November 1, 2025 and November 2, 2024, respectively.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(Unaudited)

	Third Quarter		Year-to-Date
	2025	2024	2025	2024
Net Sales	$1,594	$1,610	$4,567	$4,520
Costs of Goods Sold, Buying and Occupancy	(936)	(910)	(2,622)	(2,587)
Gross Profit	658	700	1,945	1,933
General, Administrative and Store Operating Expenses	(497)	(482)	(1,418)	(1,345)
Operating Income	161	218	527	588
Interest Expense	(68)	(77)	(208)	(236)
Other Income, Net	10	4	25	65
Income Before Income Taxes	103	145	344	417
Provision for Income Taxes	(26)	(39)	(98)	(72)
Net Income	$77	$106	$246	$345
Net Income per Basic Share	$0.38	$0.49	$1.17	$1.56
Net Income per Diluted Share	$0.37	$0.49	$1.17	$1.55
BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Third Quarter		Year-to-Date
	2025	2024	2025	2024
Net Income	$77	$106	$246	$345
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(2)	(1)	4	(4)
Unrealized Gain (Loss) on Cash Flow Hedges	2	—	(1)	2
Reclassification of Cash Flow Hedges to Earnings	—	—	(1)	—
Total Other Comprehensive Income (Loss), Net of Tax	—	(1)	2	(2)
Total Comprehensive Income	$77	$105	$248	$343

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value amounts)

	November 1, 2025	February 1, 2025	November 2, 2024
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$236	$674	$191
Accounts Receivable, Net	169	205	200
Inventories	1,251	734	1,178
Easton Assets Held for Sale	81	96	—
Other	144	114	151
Total Current Assets	1,881	1,823	1,720
Property and Equipment, Net	1,142	1,127	1,158
Operating Lease Assets	967	949	1,029
Goodwill	628	628	628
Trade Name	165	165	165
Deferred Income Taxes	132	130	143
Other Assets	74	50	141
Total Assets	$4,989	$4,872	$4,984
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$781	$338	$510
Accrued Expenses and Other	558	584	547
Current Debt	—	—	314
Current Operating Lease Liabilities	193	192	188
Income Taxes	21	117	16
Total Current Liabilities	1,553	1,231	1,575
Deferred Income Taxes	23	24	45
Long-term Debt	3,890	3,884	3,883
Long-term Operating Lease Liabilities	897	883	969
Other Long-term Liabilities	218	233	260
Shareholders’ Equity (Deficit):
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	—	—	—
Common Stock - $0.50 par value; 1,000 shares authorized; 220, 231 and 232 shares issued; 205, 216 and 217 shares outstanding, respectively	109	115	115
Paid-in Capital	801	829	827
Accumulated Other Comprehensive Income	73	71	73
Retained Earnings (Accumulated Deficit)	(1,754)	(1,578)	(1,942)
Less: Treasury Stock, at Average Cost; 15, 15 and 15 shares, respectively	(822)	(822)	(822)
Total Shareholders’ Equity (Deficit)	(1,593)	(1,385)	(1,749)
Noncontrolling Interest	1	2	1
Total Equity (Deficit)	(1,592)	(1,383)	(1,748)
Total Liabilities and Equity (Deficit)	$4,989	$4,872	$4,984

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions, except per share amounts)
(Unaudited)

Third Quarter 2025

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, August 2, 2025	208	$111	$806	$73	$(1,716)	$(822)	$1	$(1,547)
Net Income	—	—	—	—	77	—	—	77
Other Comprehensive Income	—	—	—	—	—	—	—	—
Total Comprehensive Income	—	—	—	—	77	—	—	77
Cash Dividends ($0.20 per share)	—	—	—	—	(41)	—	—	(41)
Repurchases of Common Stock	(3)	—	—	—	—	(87)	—	(87)
Treasury Share Retirement	—	(2)	(11)	—	(74)	87	—	—
Share-based Compensation and Other	—	—	6	—	—	—	—	6
Balance, November 1, 2025	205	$109	$801	$73	$(1,754)	$(822)	$1	$(1,592)

Third Quarter 2024

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, August 3, 2024	220	$117	$830	$74	$(1,918)	$(822)	$1	$(1,718)
Net Income	—	—	—	—	106	—	—	106
Other Comprehensive Loss	—	—	—	(1)	—	—	—	(1)
Total Comprehensive Income	—	—	—	(1)	106	—	—	105
Cash Dividends ($0.20 per share)	—	—	—	—	(44)	—	—	(44)
Repurchases of Common Stock	(3)	—	—	—	—	(99)	—	(99)
Treasury Share Retirement	—	(2)	(11)	—	(86)	99	—	—
Share-based Compensation and Other	—	—	8	—	—	—	—	8
Balance, November 2, 2024	217	$115	$827	$73	$(1,942)	$(822)	$1	$(1,748)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions, except per share amounts)
(Unaudited)

Year-to-Date 2025

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, February 1, 2025	216	$115	$829	$71	$(1,578)	$(822)	$2	$(1,383)
Net Income	—	—	—	—	246	—	—	246
Other Comprehensive Income	—	—	—	2	—	—	—	2
Total Comprehensive Income	—	—	—	2	246	—	—	248
Cash Dividends ($0.60 per share)	—	—	—	—	(126)	—	—	(126)
Repurchases of Common Stock	(11)	—	—	—	—	(343)	—	(343)
Treasury Share Retirement	—	(6)	(41)	—	(296)	343	—	—
Share-based Compensation and Other	—	—	13	—	—	—	(1)	12
Balance, November 1, 2025	205	$109	$801	$73	$(1,754)	$(822)	$1	$(1,592)

Year-to-Date 2024

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, February 3, 2024	225	$120	$838	$75	$(1,838)	$(822)	$1	$(1,626)
Net Income	—	—	—	—	345	—	—	345
Other Comprehensive Loss	—	—	—	(2)	—	—	—	(2)
Total Comprehensive Income	—	—	—	(2)	345	—	—	343
Cash Dividends ($0.60 per share)	—	—	—	—	(134)	—	—	(134)
Repurchases of Common Stock	(9)	—	—	—	—	(348)	—	(348)
Treasury Share Retirement	—	(5)	(28)	—	(315)	348	—	—
Share-based Compensation and Other	1	—	17	—	—	—	—	17
Balance, November 2, 2024	217	$115	$827	$73	$(1,942)	$(822)	$1	$(1,748)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date
	2025	2024
Operating Activities:
Net Income	$246	$345
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depreciation of Long-lived Assets	191	211
Share-based Compensation Expense	25	31
Gain on Sale of Non-core Asset	(8)	—
Gain on Sales of Easton Investments	—	(39)
Deferred Income Taxes	(1)	(103)
Changes in Assets and Liabilities:
Accounts Receivable	36	24
Inventories	(516)	(470)
Accounts Payable, Accrued Expenses and Other	390	65
Income Taxes Payable	(124)	(124)
Other Assets and Liabilities	(14)	(9)
Net Cash Provided by (Used for) Operating Activities	225	(69)
Investing Activities:
Capital Expenditures	(174)	(166)
Proceeds from Sale of Non-core Asset	9	—
Proceeds from Sales of Easton Investments, Net of Fees Paid	—	40
Other Investing Activities	(2)	12
Net Cash Used for Investing Activities	(167)	(114)
Financing Activities:
Payments for Long-term Debt	—	(202)
Repurchases of Common Stock	(344)	(349)
Dividends Paid	(126)	(134)
Tax Payments Related to Share-based Awards	(8)	(16)
Payments of Finance Lease Obligations	(11)	(13)
Other Financing Activities	(8)	4
Net Cash Used for Financing Activities	(497)	(710)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	1	—
Net Decrease in Cash and Cash Equivalents	(438)	(893)
Cash and Cash Equivalents, Beginning of Year	674	1,084
Cash and Cash Equivalents, End of Period	$236	$191

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
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “third quarter of 2025” and “third quarter of 2024” refer to the thirteen-week periods ended November 1, 2025 and November 2, 2024, respectively. “Year-to-date 2025” and “year-to-date 2024” refer to the thirty-nine-week periods ended November 1, 2025 and November 2, 2024, respectively. References to “quarter” and “year” each refer to the fiscal calendar period.
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
Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended November 1, 2025 and November 2, 2024 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2024 Annual Report on Form 10-K.
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
Supplier Finance Program
In the fourth quarter of 2024, the Company implemented a supply chain finance (“SCF”) program agreement with a third-party financial institution, whereby the Company’s merchandise suppliers have the opportunity to settle outstanding payment obligations early, at a discount, facilitated by the financial institution. Since implementation, merchandise suppliers have continued to join the program. The Company’s obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted by suppliers’ participation in the arrangement and the Company provides no guarantees to any third parties under the SCF program. Amounts due under the SCF program are included in Accounts Payable in the Consolidated

Balance Sheets and within Operating Activities in the Consolidated Statements of Cash Flows. Amounts due under the SCF program were $231 million and $7 million as of November 1, 2025 and February 1, 2025, respectively.
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
Easton Investments
The Company has land and other investments in Easton, a planned community in Columbus, Ohio, that integrates office, hotel, retail, residential and recreational space. Beginning in the fourth quarter of 2024, certain of these investments met all of the required criteria for held for sale presentation, which requires assets to be reported at the lower of their carrying value or fair value less costs to sell. The investments classified as held for sale, consisting primarily of undeveloped land, are reported at their carrying value, which was $81 million and $96 million as of November 1, 2025 and February 1, 2025, respectively, within Current Assets on the Consolidated Balance Sheets.
During the second quarter of 2025, the Company changed its plan of sale for its Easton investments, causing certain of these investments to no longer meet the held for sale criteria. As a result of this change, the Company reclassified $17 million of carrying value from Current Assets to long-term Other Assets during the second quarter of 2025. The Company’s Easton investments not presented as held for sale and reported in Other Assets were $38 million as of November 1, 2025, $26 million as of February 1, 2025 and $120 million as of November 2, 2024.
Previously included in the Company’s Easton investments were equity interests in Easton Town Center, LLC (“ETC”) and Easton Gateway, LLC (“EG”), entities that own and develop commercial entertainment and shopping centers. The Company’s investments in ETC and EG were accounted for using the equity method of accounting. In the second quarter of 2024, the Company sold its entire interest in the business associated with EG and its entire interest in ETC. The Company received aggregate cash proceeds of $50 million at the closing of these sales, and recognized a pre-tax gain of $39 million, which is included in Other Income, Net, in the year-to-date 2024 Consolidated Statement of Income.
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
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of adopting this standard on its disclosures.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires disclosures of disaggregated information about certain prescribed expense categories within relevant income statement expense captions. This standard is effective for annual reporting of fiscal years beginning after December 15, 2026, and for interim periods in the following year, with early adoption permitted. This standard should be applied prospectively, with retrospective application permitted. The Company is currently evaluating the impact of adopting this standard on its disclosures.
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which is intended to modernize the accounting for software costs by removing project stages from capitalization criteria and further clarifies the threshold entities apply to begin capitalizing costs. This standard is effective for annual reporting of fiscal years beginning after December 15, 2027, and for interim periods within those fiscal years, with early adoption permitted. This standard can be applied prospectively, retrospectively or through a modified transition approach. The Company is currently evaluating the impacts of adopting this standard.

2. Revenue Recognition
Accounts receivable, net from revenue-generating activities were $71 million as of November 1, 2025, $81 million as of February 1, 2025 and $94 million as of November 2, 2024. These accounts receivable primarily relate to amounts due from the Company’s franchise, license and wholesale partners. Under these arrangements, payment terms are typically 45 to 75 days.
The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty points and rewards, and direct channel shipments not received by the customer, which are all impacted by seasonal and holiday-related sales patterns. Deferred revenue, which is recorded within Accrued Expenses and Other on the Consolidated Balance Sheets, was $182 million as of November 1, 2025, $197 million as of February 1, 2025 and $170 million as of November 2, 2024. The Company recognized $104 million as revenue year-to-date 2025 from amounts recorded as deferred revenue at the beginning of the Company’s fiscal year.
The following table provides a disaggregation of Net Sales for the third quarters of and year-to-date 2025 and 2024:

	Third Quarter		Year-to-Date
	2025	2024	2025	2024
	(in millions)
Stores - U.S. and Canada (a)	$1,222	$1,220	$3,529	$3,425
Direct - U.S. and Canada	299	321	815	879
International (b)	73	69	223	216
Total Net Sales	$1,594	$1,610	$4,567	$4,520
_______________
(a)Results include fulfilled buy online pick up in store orders.
(b)Results include royalties associated with franchised stores and wholesale sales.
The Company’s Net Sales outside of the U.S. include sales from Company-operated stores and its e-commerce site in Canada, royalties associated with franchised stores and wholesale sales. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s Net Sales outside of the U.S. totaled $162 million and $163 million for the third quarters of 2025 and 2024, respectively, and $461 million and $452 million for year-to-date 2025 and 2024, respectively.
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
The following table provides the weighted-average shares utilized for the calculation of Net Income per Basic and Diluted Share for the third quarters of and year-to-date 2025 and 2024:

	Third Quarter		Year-to-Date
	2025	2024	2025	2024
	(in millions)

Common Shares	220	233	225	237
Treasury Shares	(15)	(15)	(15)	(15)
Basic Shares	205	218	210	222
Effect of Dilutive Awards	1	1	1	1
Diluted Shares	206	219	211	223
Anti-dilutive Awards (a)	—	1	—	1
 _______________
(a)These awards were excluded from the calculation of Net Income per Diluted Share because their inclusion would have been anti-dilutive.

Common Stock Repurchases and Retirements
Under the authority of the Company’s Board of Directors, the Company repurchased shares of its common stock under the following repurchase programs during year-to-date 2025 and 2024:

Repurchase Program	Amount Authorized	Shares Repurchased		Amount Repurchased		Average Stock Price
		2025	2024	2025	2024	2025	2024
	(in millions)	(in thousands)		(in millions)
February 2022	$1,500	NA	842	NA	$39	NA	$46.08
January 2024	500	460	8,121	$17	309	$37.67	38.05
January 2025	500	10,990	NA	326	NA	29.64	NA
Total		11,450	8,963	$343	$348
The January 2024 Program had $139 million of remaining authority as of February 1, 2025 and $191 million as of November 2, 2024. There were share repurchases of $1 million as of February 1, 2025 and November 2, 2024 reflected in Accounts Payable on the Consolidated Balance Sheets.
On February 27, 2025, the Company cancelled the remaining $121 million authorization available under the January 2024 Program and began repurchasing shares under the January 2025 Program. There were no share repurchases reflected in Accounts Payable on the November 1, 2025 Consolidated Balance Sheet. The January 2025 Program had $174 million of remaining authority as of November 1, 2025.
Shares repurchased under these programs are retired and cancelled upon repurchase. As a result, the Company retired the 11.450 million and 8.963 million shares repurchased during year-to-date 2025 and 2024, respectively.
Dividends
The Company paid the following dividends during the first, second and third quarters of 2025 and 2024:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2025
First Quarter	$0.20	$43
Second Quarter	0.20	42
Third Quarter	0.20	41
Total	$0.60	$126
2024
First Quarter	$0.20	$45
Second Quarter	0.20	45
Third Quarter	0.20	44
Total	$0.60	$134
In November 2025, the Company declared its fourth quarter 2025 ordinary dividend of $0.20 per share payable on December 5, 2025 to shareholders of record at the close of business on November 21, 2025.
4. Inventories
The following table provides details of Inventories as of November 1, 2025, February 1, 2025 and November 2, 2024:

	November 1, 2025	February 1, 2025	November 2, 2024
	(in millions)
Finished Goods Merchandise	$1,043	$589	$1,003
Raw Materials and Merchandise Components	208	145	175
Total Inventories	$1,251	$734	$1,178
Inventories are principally valued at the lower of cost or net realizable value, on an average cost basis.

5. Long-lived Assets
The following table provides details of Property and Equipment, Net as of November 1, 2025, February 1, 2025 and November 2, 2024:

	November 1, 2025	February 1, 2025	November 2, 2024
	(in millions)
Property and Equipment, at Cost	$3,356	$3,217	$3,197
Accumulated Depreciation and Amortization	(2,214)	(2,090)	(2,039)
Property and Equipment, Net	$1,142	$1,127	$1,158
Depreciation expense was $63 million and $69 million for the third quarters of 2025 and 2024, respectively. Depreciation expense was $191 million and $211 million for year-to-date 2025 and 2024, respectively. Capital Expenditures of $51 million and $24 million remained unpaid as of November 1, 2025 and February 1, 2025, respectively.
6. Income Taxes
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events.
For the third quarter of 2025, the Company’s effective tax rate was 25.3% compared to 26.7% in the third quarter of 2024. The 2025 third quarter rate was consistent with the Company’s combined estimated federal and state statutory rates. The 2024 third quarter rate was higher than the Company’s combined estimated federal and state statutory rates primarily due to accrued interest expense related to unrecognized tax benefits.
For year-to-date 2025, the Company’s effective tax rate was 28.5% compared to 17.2% for year-to-date 2024. The 2025 year-to-date rate was higher than the Company’s combined estimated federal and state statutory rates largely due to accrued interest expense related to unrecognized tax benefits. The 2024 year-to-date rate was lower than the Company’s combined estimated federal and state statutory rates primarily due to the sales of Easton investments during the period, which resulted in the release of a valuation allowance on a deferred tax asset.
Income taxes paid were $214 million and $285 million for year-to-date 2025 and 2024, respectively.
On July 4, 2025, H.R.1 was enacted in the U.S., which includes various tax reform provisions, including extending and modifying certain key Tax Cuts and Jobs Act provisions, and provisions allowing accelerated tax deductions for qualified property and research expenditures. This legislation did not have a material impact to the Company’s results of operations, financial condition or cash flows as of and for the thirty-nine-week period ended November 1, 2025.
7. Long-term Debt and Borrowing Facility
The following table provides the Company’s outstanding Long-term Debt balances, net of unamortized debt issuance costs and discounts, as of November 1, 2025, February 1, 2025 and November 2, 2024:

	November 1, 2025	February 1, 2025	November 2, 2024
	(in millions)
Senior Debt with Subsidiary Guarantee
$500 million, 9.375% Fixed Interest Rate Notes due July 2025 (“2025 Notes”)	$—	$—	$314
$284 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	279	277	276
$444 million, 5.250% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	444	443	443
$482 million, 7.500% Fixed Interest Rate Notes due June 2029 (“2029 Notes”)	477	476	476
$844 million, 6.625% Fixed Interest Rate Notes due October 2030 (“2030 Notes”)	839	838	838
$802 million, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	797	796	796
$575 million, 6.750% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	571	571	571
Total Senior Debt with Subsidiary Guarantee	3,407	3,401	3,714
Senior Debt
$284 million, 6.950% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	283	283	283
$201 million, 7.600% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	200	200	200
Total Senior Debt	483	483	483
Total Debt	3,890	3,884	4,197
Current Debt	—	—	(314)
Total Long-term Debt, Net of Current Portion	$3,890	$3,884	$3,883

Cash paid for interest was $181 million and $217 million for year-to-date 2025 and 2024, respectively.
Repurchases of Notes
The Company did not repurchase any outstanding senior notes during the third quarter of and year-to-date 2025.
The Company did not repurchase any outstanding senior notes during the third quarter of 2024. For year-to-date 2024, the Company repurchased in the open market and extinguished $200 million principal amounts of its outstanding senior notes. The aggregate repurchase price for these notes was $202 million, resulting in a pre-tax loss of $3 million, including the write-off of unamortized issuance costs. This loss is included in Other Income, Net in the year-to-date 2024 Consolidated Statement of Income.
The following table provides details of the outstanding principal amounts of senior notes repurchased and extinguished during year-to-date and full year of 2024:

	2024
	Year-to-Date	Full Year
	(in millions)
2025 Notes	$—	$314
2027 Notes	14	14
2028 Notes	17	17
2029 Notes	17	17
2030 Notes	94	94
2033 Notes	10	10
2035 Notes	10	10
2036 Notes	38	38
Total	$200	$514
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
Availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on the Company’s eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time the outstanding amount under the ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitment, the Company is required to repay the outstanding amounts under the ABL Facility to the extent of such excess. As of November 1, 2025, the Company’s borrowing base was in excess of the aggregate commitments of $750 million, and it had no borrowings outstanding under the ABL Facility.
The ABL Facility supports the Company’s letter of credit program. The Company had $9 million of outstanding letters of credit as of November 1, 2025 that reduced its availability under the ABL Facility. As of November 1, 2025, the Company’s availability under the ABL Facility was $741 million.
As of November 1, 2025, the ABL Facility fees related to committed and unutilized amounts were 0.30% per annum, and the fees related to outstanding letters of credit were 1.25% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was the Term Secured Overnight Financing Rate plus 1.25% per annum. The interest rate on outstanding Canadian dollar-denominated borrowings was the Canadian Overnight Repo Rate Average plus 1.25% per annum.
The ABL Facility requires the Company to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (i) $70 million or (ii) 10% of the maximum borrowing amount. As of November 1, 2025, the Company was not required to maintain this ratio.
8. Fair Value Measurements
Cash and Cash Equivalents include cash on hand, deposits with financial institutions and highly liquid investments with original maturities of less than 90 days. The Company’s Cash and Cash Equivalents are considered Level 1 fair value measurements as they are valued using unadjusted quoted prices in active markets for identical assets.
The following table provides a summary of the principal value and estimated fair value of the Company’s outstanding debt as of November 1, 2025, February 1, 2025 and November 2, 2024:

	November 1, 2025	February 1, 2025	November 2, 2024
	(in millions)
Principal Value	$3,916	$3,916	$4,230
Fair Value, Estimated (a)	4,037	3,986	4,273
  _______________
(a)The estimated fair value of the Company’s debt is based on reported transaction prices, which are considered Level 2 inputs in accordance with Accounting Standards Codification 820, Fair Value Measurement. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.
Management believes that the carrying values of the Company’s Accounts Receivable, Accounts Payable and Accrued Expenses approximate their fair values as of November 1, 2025 because of their short maturities.
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
Lease Guarantees
In connection with the spin-off of Victoria’s Secret & Co., the Company had remaining contingent obligations of $220 million as of November 1, 2025 related to lease payments under the current terms of noncancelable leases, primarily related to office space, expiring at various dates through 2037. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the spin-off. The Company’s reserves related to these obligations were not significant for any period presented.
10. Segment Reporting
The Company is managed at the consolidated level and therefore operates and reports as a single segment. During the third quarter of 2025, the Company’s Chief Executive Officer was its Chief Operating Decision Maker (“CODM”), and the measure of profitability included in the financial information regularly provided to the CODM was total Company Adjusted Operating Income, or Operating Income in periods where there are no adjustments. The Company’s CODM assesses Adjusted Operating Income performance in comparison to forecasts and historical results to make decisions on the reinvestment of profits into the business and capital allocation strategies.
The following table illustrates significant segment expenses that were regularly provided to the CODM for the third quarters of and year-to-date 2025 and 2024:

	Third Quarter		Year-to-Date
	2025	2024	2025	2024
	(in millions)
Net Sales	$1,594	$1,610	$4,567	$4,520
Cost of Goods Sold	(639)	(603)	(1,779)	(1,734)
Buying and Occupancy	(297)	(307)	(843)	(853)
Gross Profit	658	700	1,945	1,933
Selling Expenses	(305)	(295)	(843)	(803)
Marketing Expenses	(65)	(62)	(168)	(157)
Adjusted General and Administrative Expenses	(127)	(125)	(392)	(385)
Adjusted Operating Income	161	218	542	588
Leadership Transition Costs (a)	—	—	(15)	—
Reported Operating Income	$161	$218	$527	$588
 ________________
(a)For year-to-date 2025, the Company recognized pre-tax costs of $15 million due to the transition of certain members of the leadership team, primarily related to severance benefits, which were excluded from General and Administrative Expenses in the Adjusted Operating Income details provided to the CODM.
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Bath & Body Works, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheets of Bath & Body Works, Inc. (the Company) as of November 1, 2025 and November 2, 2024, the related consolidated statements of income, comprehensive income, and total equity (deficit) for the thirteen and thirty-nine week periods ended November 1, 2025 and November 2, 2024, the consolidated statements of cash flows for the thirty-nine week periods ended November 1, 2025 and November 2, 2024, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
November 20, 2025

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
Executive Overview
In the third quarter of 2025, total Net Sales were $1.594 billion, which decreased $16 million, or 1.0%, compared to the third quarter of 2024. Total North American Net Sales decreased $20 million, primarily due to the decrease in average dollar sales, partially offset by a modest increase in transactions, and International Net Sales increased $4 million. Our third quarter Operating Income was $161 million, which decreased $57 million, or 26.1%, compared to the third quarter of 2024, and our Operating Income rate (expressed as a percentage of Net Sales) decreased to 10.1% from 13.5%. The Operating Income results were due to declines in both the Gross Profit rate and Net Sales, as well as an increase in General, Administrative and Store Operating Expenses.
For additional information related to our third quarter 2025 financial performance, see “Results of Operations.”
Outlook
Our third quarter results were below expectations and the trends we experienced at the end of the third quarter have continued into the fourth quarter. We believe that macro consumer sentiment is weighing on our consumers’ purchase intent and that the holiday season is shaping up to be highly competitive. While the consumer environment is challenging, we continue to underperform in the sector and are focused on addressing the issues that we can control to return to growth. Guided by feedback and insights from consumers, we performed a disciplined, end-to-end review of every aspect of our business: product, brand, digital, stores, operations and talent. As a result of our comprehensive review, we are announcing a holistic growth plan to revitalize the business across brand, product and marketplace. We are committed to taking actions we believe are necessary to position the business for sustainable long-term growth.
Transformation Plan
Our transformation plan, The Consumer First Formula, invests behind our four largest revenue driving opportunities to attract new, younger customers to the brand and unlock our next era of growth:

•Create Disruptive and Innovative Product: We will focus on reestablishing product leadership by creating innovative offerings focused on our core categories of body care, home fragrance, soaps and sanitizers.

•Reignite the Brand: We will work to reclaim our position as a cultural leader through bolder, more targeted brand moments and deeper creator advocacy.
•Win in the Marketplace: We plan to acquire new consumers by meeting them where they are. We will continue to enhance our digital and in-store experiences, while expanding into new wholesale channels and marketplaces.
•Operate with Speed and Efficiency: We will work to transform Bath & Body Works to be a faster and more efficient organization. We have plans to deliver $250 million in cost savings over the next two years. These savings will be used to invest in revenue-generating initiatives across product and brand.
Tariffs
We continue to monitor the impact of tariffs on shifting trading policies and related market disruptions and believe our vertically integrated, predominantly U.S. based supply chain positions us well to compete in the current environment. We believe we have the ability to mitigate incremental costs over time through strategic sourcing, operational efficiencies and other targeted initiatives. Continued changes in trade policies and disruptions could have substantial impacts on the global economy and may magnify the impact of the risks to our business described in our Annual Report on Form 10-K.
Adjusted Financial Information
In addition to our results provided in accordance with GAAP above and throughout this Quarterly Report on Form 10-Q, provided below are non-GAAP measures that presents Operating Income, Net Income and Net Income Per Diluted Share for the third quarters of and year-to-date 2025 and 2024 on an adjusted basis to remove certain items. We believe that these items are not indicative of our operations due to their size and nature.
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
The table below reconciles our GAAP financial measures to our non-GAAP financial measures:

(in millions, except per share amounts)	Third Quarter		Year-to-Date
	2025	2024	2025	2024
Reconciliation of Reported Operating Income to Adjusted Operating Income
Reported Operating Income	$161	$218	$527	$588
Leadership Transition Costs (a)	—	—	15	—
Adjusted Operating Income	$161	$218	$542	$588

Reconciliation of Reported Net Income to Adjusted Net Income
Reported Net Income	$77	$106	$246	$345
Leadership Transition Costs (a)	—	—	15	—
Gain on Sale of Non-core Asset (b)	(8)	—	(8)	—
Gain on Sales of Easton Investments (c)	—	—	—	(39)
Tax Effect of Adjustments	2	—	1	14
Tax Benefit from Valuation Allowance Release (d)	—	—	—	(44)
Adjusted Net Income	$71	$106	$254	$276

Reconciliation of Reported Net Income Per Diluted Share to Adjusted Net Income Per Diluted Share
Reported Net Income Per Diluted Share	$0.37	$0.49	$1.17	$1.55
Leadership Transition Costs (a)	—	—	0.07	—
Gain on Sale of Non-core Asset (b)	(0.04)	—	(0.04)	—
Gain on Sales of Easton Investments (c)	—	—	—	(0.18)
Tax Effect of Adjustments	0.01	—	—	0.06
Tax Benefit from Valuation Allowance Release (d)	—	—	—	(0.20)
Adjusted Net Income Per Diluted Share	$0.35	$0.49	$1.20	$1.24
 ________________
(a)In the second quarter of 2025, we recognized pre-tax costs of $15 million (after-tax costs of $14 million) due to the transition of certain members of the leadership team, primarily related to severance benefits.

(b)In the third quarter of 2025, we recognized a pre-tax gain of $8 million (after-tax gain of $6 million) related to the sale of a non-core asset.
(c)In the second quarter of 2024, we sold our investments in Easton Town Center and Easton Gateway, resulting in an aggregate pre-tax gain of $39 million (after-tax gain of $25 million). For additional information, see Note 1, “Description of Business and Basis of Presentation” included in Part I, Item 1. Financial Statements.
(d)In the second quarter of 2024, we recognized a $44 million tax benefit related to the release of a valuation allowance on a deferred tax asset.
Company-operated Stores
The following table compares Company-operated U.S. store data for the third quarters of and year-to-date 2025 and 2024:

	Third Quarter			Year-to-Date
	2025	2024	% Change	2025	2024	% Change
Sales per Average Selling Square Foot (a)	$222	$227	(2%)	$647	$646	—%
Sales per Average Store (in thousands) (a)	$630	$644	(2%)	$1,837	$1,832	—%
Average Store Size (selling square feet)	2,840	2,842	—%
Total Selling Square Feet (in thousands)	5,172	5,039	3%
 ________________
(a)Sales per average selling square foot and sales per average store, which are indicators of store productivity, are calculated based on store sales for the period divided by the average, including the beginning and end of period, of total selling square footage and store count, respectively.
The following table represents Company-operated store activity for year-to-date 2025:

	Stores			Stores
	February 1, 2025	Opened	Closed	November 1, 2025
United States	1,782	73	(34)	1,821
Canada	113	—	—	113
Total	1,895	73	(34)	1,934
Partner-operated Stores
The following table represents Partner-operated store activity for year-to-date 2025:

	Stores			Stores
	February 1, 2025	Opened	Closed	November 1, 2025
International	494	35	(21)	508
International - Travel Retail	35	3	(2)	36
Total International (a)	529	38	(23)	544
________________
(a)Includes store locations only and does not include kiosks, shop-in-shops, gondola or beauty counter locations.
Results of Operations
Third Quarter of 2025 Compared to the Third Quarter of 2024
Net Sales
The following table provides Net Sales for the third quarter of 2025 in comparison to the third quarter of 2024:

	2025	2024	% Change
	(in millions)
Stores - U.S. and Canada (a)	$1,222	$1,220	0.2%
Direct - U.S. and Canada	299	321	(7.0%)
International (b)	73	69	6.1%
Total Net Sales	$1,594	$1,610	(1.0%)
 _______________
(a)Results include fulfilled buy online pick up in store (“BOPIS”) orders.
(b)Results include royalties associated with franchised stores and wholesale sales.

For the third quarter of 2025, total Net Sales were $1.594 billion and decreased $16 million, or 1.0%, compared to the third quarter of 2024. Direct Net Sales decreased $22 million, or 7.0%, driven by a decline in fulfilled orders, which was primarily due to our customers continuing to select our BOPIS option (which are recognized as Store Net Sales), partially offset by an increase in average order size. Stores Net Sales increased $2 million, or 0.2%, driven by an increase in transactions due to new store growth and an increase in BOPIS fulfilled orders, mostly offset by a decrease in average dollar sales. International Net Sales increased $4 million, or 6.1%, compared to the third quarter of 2024.
Gross Profit
For the third quarter of 2025, our Gross Profit was $658 million, which decreased $42 million compared to the third quarter of 2024, and our Gross Profit rate (expressed as a percentage of Net Sales) was 41.3%, which decreased from 43.5% in the third quarter of 2024. Gross Profit dollars decreased due to a decline in the merchandise margin rate, driven by tariffs and increased promotional activity to clear seasonal inventory, and the decline in Net Sales, partially offset by a decline in Buying and Occupancy Expenses, which benefited from exiting a third-party fulfillment center in the first quarter.
The Gross Profit rate decreased due to the lower merchandise margin rate, partially offset by the decline in Buying and Occupancy Expenses.
General, Administrative and Store Operating Expenses
The following table provides detail for our General, Administrative and Store Operating Expenses for the third quarter of 2025 compared to the third quarter of 2024:

	2025		2024		Change
	(in millions)	% of Net Sales	(in millions)	% of Net Sales	(in millions)	% of Net Sales
Selling Expenses	$305	19.1%	$295	18.3%	$10	0.8%
Marketing Expenses	65	4.1%	62	3.8%	3	0.2%
General and Administrative Expenses	127	8.0%	125	7.8%	2	0.2%
Total	$497	31.2%	$482	30.0%	$15	1.2%
For the third quarter of 2025, our total General, Administrative and Store Operating Expenses were $497 million, which increased $15 million compared to the third quarter of 2024, and the rate (expressed as a percentage of Net Sales) was 31.2%, which increased from 30.0% in the third quarter of 2024. The main driver in these results were Selling Expenses, which increased primarily due to higher payroll related costs, driven by new stores and investments in wages, and higher healthcare costs.
The General, Administrative and Store Operating Expense rate increased primarily due to the higher Selling Expenses and deleverage on lower Net Sales.
Other Income and Expenses
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the third quarters of 2025 and 2024:

	2025	2024
Average daily borrowings (in millions)	$3,916	$4,230
Average borrowing rate	7.0%	7.3%
For the third quarter of 2025, our Interest Expense was $68 million, compared to $77 million in the third quarter of 2024. The decrease was due to lower average daily borrowings and borrowing rate, which were driven by the early extinguishment of outstanding notes in the fourth quarter of fiscal year 2024.
Other Income, Net
For the third quarter of 2025, our Other Income, Net was $10 million, compared to $4 million in the third quarter of 2024. The increase was primarily due to an $8 million pre-tax gain on the sale of a non-core asset in the third quarter of 2025.
Provision for Income Taxes
For the third quarter of 2025, our effective tax rate was 25.3% compared to 26.7% in the third quarter of 2024. The 2025 third quarter rate was consistent with our combined estimated federal and state statutory rates. The 2024 third quarter rate was higher than our combined estimated federal and state statutory rates primarily due to accrued interest expense related to unrecognized tax benefits.

Results of Operations
Year-to-Date 2025 Compared to Year-to-Date 2024
For year-to-date 2025, Operating Income was $527 million, which decreased $61 million compared to year-to-date 2024, and the Operating Income rate (expressed as a percentage of Net Sales) was 11.5%, which decreased from 13.0% year-to-date 2024. The drivers of the year-to-date Operating Income results are discussed in the following sections.
Net Sales
The following table provides Net Sales for year-to-date 2025 in comparison to year-to-date 2024:

	2025	2024	% Change
	(in millions)
Stores - U.S. and Canada (a)	$3,529	$3,425	3.0%
Direct - U.S. and Canada	815	879	(7.3%)
International (b)	223	216	3.5%
Total Net Sales	$4,567	$4,520	1.1%
 _______________
(a)Results include fulfilled BOPIS orders.
(b)Results include royalties associated with franchised stores and wholesale sales.
For year-to-date 2025, total Net Sales were $4.567 billion and increased $47 million, or 1.1%, compared to year-to-date 2024. Stores Net Sales increased $104 million, or 3.0%, primarily driven by an increase in transactions due to new store growth and an increase in BOPIS fulfilled orders. Direct Net Sales decreased $64 million, or 7.3%, driven by a decline in fulfilled orders, which was primarily due to our customers continuing to select our BOPIS option, partially offset by an increase in average order size. International Net Sales increased $7 million, or 3.5%, compared to year-to-date 2024.
Gross Profit
For year-to-date 2025, our Gross Profit was $1.945 billion, which increased $12 million compared to year-to-date 2024, and our Gross Profit rate (expressed as a percentage of Net Sales) was 42.6%, which decreased from 42.8% year-to-date 2024. Gross Profit dollars increased due to the higher Net Sales and lower Buying and Occupancy Expenses, which benefited from exiting a third-party fulfillment center in the first quarter, partially offset by a decline in the merchandise margin rate, primarily driven by tariffs.
The Gross Profit rate decreased due to the lower merchandise margin rate, partially offset by the decline in Buying and Occupancy Expenses.
General, Administrative and Store Operating Expenses
The following table provides detail for our General, Administrative and Store Operating Expenses for year-to-date 2025 compared to year-to-date 2024:

	2025		2024		Change
	(in millions)	% of Net Sales	(in millions)	% of Net Sales	(in millions)	% of Net Sales
Selling Expenses	$843	18.5%	$803	17.8%	$39	0.7%
Marketing Expenses	168	3.7%	157	3.5%	11	0.2%
General and Administrative Expenses	407	8.9%	385	8.5%	23	0.4%
Total	$1,418	31.0%	$1,345	29.8%	$73	1.2%
For year-to-date 2025, our total General, Administrative and Store Operating Expenses were $1.418 billion, which increased $73 million compared to year-to-date 2024, and the rate (expressed as a percentage of Net Sales) was 31.0%, which increased from 29.8% year-to-date 2024. Selling Expenses increased primarily due to higher payroll related costs, mainly driven by investments in wages and new stores, and higher healthcare costs. General and Administrative Expenses increased primarily due to $15 million of costs related to the transition of certain members of the leadership team, primarily related to severance benefits, as well as associate wages.
The General, Administrative and Store Operating Expense rate increased primarily due to the increase in payroll related costs, leadership transition costs and higher healthcare costs, as well as incremental investments in marketing.

Other Income and Expenses
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for year-to-date 2025 and 2024:

	2025	2024
Average daily borrowings (in millions)	$3,916	$4,291
Average borrowing rate	7.1%	7.3%
For year-to-date 2025, our Interest Expense was $208 million, compared to $236 million for year-to-date 2024. The decrease was due to lower average daily borrowings and borrowing rate, which were driven by the early extinguishment of outstanding notes in fiscal year 2024.
Other Income, Net
For year-to-date 2025, our Other Income, Net was $25 million, compared to $65 million for year-to-date 2024. In year-to-date 2025, Other Income, Net included an $8 million pre-tax gain on the sale of a non-core asset. In year-to-date 2024, Other Income, Net included an aggregate $39 million pre-tax gain on sales of certain Easton investments and the recognition of a $3 million pre-tax loss on extinguishment of outstanding notes. The remaining decrease is primarily due to lower interest income on invested cash in year-to-date 2025.
Provision for Income Taxes
For year-to-date 2025, our effective tax rate was 28.5% compared to 17.2% for year-to-date 2024. The 2025 year-to-date rate was higher than our combined estimated federal and state statutory rates largely due to accrued interest expense related to unrecognized tax benefits. The 2024 year-to-date rate was lower than our combined estimated federal and state statutory rates primarily due to the sales of Easton investments during the period, which resulted in the release of a valuation allowance on a deferred tax asset.
FINANCIAL CONDITION
Liquidity and Capital Resources
Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements, future common stock and debt repurchases and capital expenditures. Our cash provided from operations is impacted by our net income and working capital changes. Our net income is impacted by, among other things, sales volume, seasonal sales patterns, success of new product introductions and product and market expansions, profit margins, income taxes and inflationary pressures. Typically, our sales are highest during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the summer and fall months as inventory builds in anticipation of the holiday period. Our cash and cash equivalents held by foreign subsidiaries were $44 million as of November 1, 2025.
We repurchased 11.450 million shares of our common stock for $343 million during year-to-date 2025. We may, from time to time, repurchase, or otherwise retire, additional shares of our common stock or debt, as applicable.
We believe that our current cash position, our cash flows generated from operations and our borrowing capacity under our asset-backed revolving credit facility (“ABL Facility”) will be sufficient to meet our liquidity needs, including capital expenditure requirements, for at least the next twelve months.
Cash Flows
The following table provides a summary of our cash flow activity during year-to-date 2025 and 2024:

	2025	2024
	(in millions)
Cash and Cash Equivalents, Beginning of Year	$674	$1,084
Net Cash Flows Provided by (Used for) Operating Activities	225	(69)
Net Cash Flows Used for Investing Activities	(167)	(114)
Net Cash Flows Used for Financing Activities	(497)	(710)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	1	—
Net Decrease in Cash and Cash Equivalents	(438)	(893)
Cash and Cash Equivalents, End of Period	$236	$191

Operating Activities
Net cash provided by operating activities for year-to-date 2025 was $225 million, including net income of $246 million. Net income included depreciation of $191 million and share-based compensation expense of $25 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal changes in Inventories (and related increases in Accounts Payable) as we build out inventory levels in anticipation of the holiday season, which generates a substantial portion of our operating cash flow for the year, and Income Taxes Payable, due to seasonal tax payments. In addition, Accounts Payable, Accrued Expenses and Other provided a cash flow benefit due to our efforts to improve working capital.
Net cash used for operating activities for year-to-date 2024 was $69 million, including net income of $345 million. Net income included depreciation of $211 million, impacts to deferred income taxes of $103 million, an aggregate pre-tax gain on sales of certain Easton investments of $39 million, and share-based compensation expense of $31 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal changes in Inventories (and related increases in Accounts Payable) as we build our inventory levels in anticipation of the holiday season, and Income Taxes Payable, due to seasonal tax payments.
Investing Activities
Net cash used for investing activities for year-to-date 2025 was $167 million, primarily related to capital expenditures of $174 million partially offset by cash proceeds of $9 million related to the sale of a non-core asset. The capital expenditures included approximately $105 million related to new off-mall stores and remodels of existing stores, approximately $35 million for various technology projects primarily to support the growth and profitability of our business and approximately $15 million related to distribution and logistics capabilities.
Net cash used for investing activities for year-to-date 2024 was $114 million primarily related to capital expenditures of $166 million, partially offset by aggregate cash proceeds, net of fees, of $40 million related to the sales of certain Easton investments. The capital expenditures included approximately $115 million related to new, primarily off-mall, stores and remodels of existing stores, approximately $30 million for various technology projects primarily to support the growth and profitability of our business and approximately $20 million related to distribution and logistics capabilities.
We are committed to driving sustainable, long-term, profitable growth through strategic investments in the business. To support this, we are currently planning for capital expenditures of approximately $240 million in 2025, with a focus on real estate and technology.
Financing Activities
Net cash used for financing activities during year-to-date 2025 was $497 million, primarily consisting of $344 million for share repurchases and dividend payments of $0.60 per share, or $126 million.
Net cash used for financing activities for year-to-date 2024 was $710 million, primarily consisting of $349 million for share repurchases, $202 million for open market debt repurchases, dividend payments of $0.60 per share, or $134 million and $16 million of tax payments related to share-based awards.
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
Common Stock Repurchases
Under the authority of our Board of Directors, we repurchased shares of our common stock under the following repurchase programs during year-to-date 2025 and 2024:

Repurchase Program	Amount Authorized	Shares Repurchased		Amount Repurchased		Average Stock Price
		2025	2024	2025	2024	2025	2024
	(in millions)	(in thousands)		(in millions)
February 2022	$1,500	NA	842	NA	$39	NA	$46.08
January 2024	500	460	8,121	$17	309	$37.67	38.05
January 2025	500	10,990	NA	326	NA	29.64	NA
Total		11,450	8,963	$343	$348
The January 2024 Program had $139 million of remaining authority as of February 1, 2025 and $191 million as of November 2, 2024. There were share repurchases of $1 million as of February 1, 2025 and November 2, 2024 reflected in Accounts Payable on the Consolidated Balance Sheets.
On February 27, 2025, we cancelled the remaining $121 million authorization available under the January 2024 Program and began repurchasing shares under the January 2025 Program. There were no share repurchases reflected in Accounts Payable on the November 1, 2025 Consolidated Balance Sheet. The January 2025 Program had $174 million of remaining authority as of November 1, 2025.
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
We paid the following dividends during the first, second and third quarters of 2025 and 2024:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2025
First Quarter	$0.20	$43
Second Quarter	0.20	42
Third Quarter	0.20	41
Total	$0.60	$126
2024
First Quarter	$0.20	$45
Second Quarter	0.20	45
Third Quarter	0.20	44
Total	$0.60	$134
In November 2025, we declared our fourth quarter 2025 ordinary dividend of $0.20 per share payable on December 5, 2025 to shareholders of record at the close of business on November 21, 2025.

Long-term Debt and Borrowing Facility
The following table provides our outstanding Long-term Debt balances, net of unamortized debt issuance costs and discounts, as of November 1, 2025, February 1, 2025 and November 2, 2024:

	November 1, 2025	February 1, 2025	November 2, 2024
	(in millions)
Senior Debt with Subsidiary Guarantee
$500 million, 9.375% Fixed Interest Rate Notes due July 2025 (“2025 Notes”)	$—	$—	$314
$284 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	279	277	276
$444 million, 5.250% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	444	443	443
$482 million, 7.500% Fixed Interest Rate Notes due June 2029 (“2029 Notes”)	477	476	476
$844 million, 6.625% Fixed Interest Rate Notes due October 2030 (“2030 Notes”)	839	838	838
$802 million, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	797	796	796
$575 million, 6.750% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	571	571	571
Total Senior Debt with Subsidiary Guarantee	3,407	3,401	3,714
Senior Debt
$284 million, 6.950% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	283	283	283
$201 million, 7.600% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	200	200	200
Total Senior Debt	483	483	483
Total Debt	3,890	3,884	4,197
Current Debt	—	—	(314)
Total Long-term Debt, Net of Current Portion	$3,890	$3,884	$3,883
Cash paid for interest was $181 million and $217 million for year-to-date 2025 and 2024, respectively.
Repurchases of Notes
We did not repurchase any outstanding senior notes during the third quarter of and year-to-date 2025.
We did not repurchase any outstanding senior notes during the third quarter of 2024. For year-to-date 2024, we repurchased in the open market and extinguished $200 million principal amounts of our outstanding senior notes. The aggregate repurchase price for these notes was $202 million, resulting in a pre-tax loss of $3 million, including the write-off of unamortized issuance costs. This loss is included in Other Income, Net in the year-to-date 2024 Consolidated Statement of Income.
The following table provides details of the outstanding principal amounts of senior notes repurchased and extinguished during year-to-date and full year of 2024:

	2024
	Year-to-Date	Full Year
	(in millions)
2025 Notes	$—	$314
2027 Notes	14	14
2028 Notes	17	17
2029 Notes	17	17
2030 Notes	94	94
2033 Notes	10	10
2035 Notes	10	10
2036 Notes	38	38
Total	$200	$514
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
Availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on our eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time the outstanding amount under the ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitment, we are required to repay the outstanding amounts under the ABL Facility to the extent of such excess. As of November 1, 2025, our borrowing base was in excess of the aggregate commitments of $750 million, and we had no borrowings outstanding under the ABL Facility.
The ABL Facility supports our letter of credit program. We had $9 million of outstanding letters of credit as of November 1, 2025 that reduced our availability under the ABL Facility. As of November 1, 2025, our availability under the ABL Facility was $741 million.
As of November 1, 2025, the ABL Facility fees related to committed and unutilized amounts were 0.30% per annum, and the fees related to outstanding letters of credit were 1.25% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was the Term Secured Overnight Financing Rate plus 1.25% per annum. The interest rate on outstanding Canadian dollar-denominated borrowings was the Canadian Overnight Repo Rate Average plus 1.25% per annum.
The ABL Facility requires us to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (i) $70 million or (ii) 10% of the maximum borrowing amount. As of November 1, 2025, we were not required to maintain this ratio.
Credit Ratings
The following table provides our credit ratings as of November 1, 2025:

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

SUMMARIZED BALANCE SHEETS	November 1, 2025	February 1, 2025
	(in millions)
ASSETS
Current Assets (a)	$2,265	$2,075
Noncurrent Assets	2,439	2,411

LIABILITIES
Current Liabilities (b)	$2,820	$2,394
Noncurrent Liabilities (c)	4,940	4,898
 _______________
(a)Includes amounts due from non-Guarantor subsidiaries of $607 million and $572 million as of November 1, 2025 and February 1, 2025, respectively.
(b)Includes amounts due to non-Guarantor subsidiaries of $1.542 billion and $1.421 billion as of November 1, 2025 and February 1, 2025, respectively.
(c)Includes amounts due to non-Guarantor subsidiaries of $48 million as of November 1, 2025.

YEAR-TO-DATE 2025 SUMMARIZED STATEMENT OF INCOME	(in millions)
Net Sales (a)	$4,358
Gross Profit	1,812
Operating Income	487
Income Before Income Taxes	293
Net Income	204
 _______________
(a)Includes Net Sales of $144 million to non-Guarantor subsidiaries.

Contingent Liabilities and Contractual Obligations
Lease Guarantees
In connection with the spin-off of Victoria’s Secret & Co., we had remaining contingent obligations of $220 million as of November 1, 2025 related to lease payments under the current terms of noncancelable leases, primarily related to office space, expiring at various dates through 2037. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the spin-off. Our reserves related to these obligations were not significant for any period presented.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and may be applied either prospectively or retrospectively. We are currently evaluating the impact of adopting this standard on our disclosures.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires disclosures of disaggregated information about certain prescribed expense categories within relevant income statement expense captions.

This standard is effective for annual reporting of fiscal years beginning after December 15, 2026, and for interim periods in the following year, with early adoption permitted. This standard should be applied prospectively, with retrospective application permitted. We are currently evaluating the impact of adopting this standard on our disclosures.
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which is intended to modernize the accounting for software costs by removing project stages from capitalization criteria and further clarifies the threshold entities apply to begin capitalizing costs. This standard is effective for annual reporting of fiscal years beginning after December 15, 2027, and for interim periods within those fiscal years, with early adoption permitted. This standard can be applied prospectively, retrospectively or through a modified transition approach. We are currently evaluating the impacts of adopting this standard.
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
All of our outstanding Long-term Debt as of November 1, 2025 has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. Our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows.

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
Fair Value Measurements
The following table provides a summary of the principal value and estimated fair value of our outstanding debt as of November 1, 2025, February 1, 2025 and November 2, 2024:

	November 1, 2025	February 1, 2025	November 2, 2024
	(in millions)
Principal Value	$3,916	$3,916	$4,230
Fair Value, Estimated (a)	4,037	3,986	4,273
 _______________
(a)    The estimated fair values are based on reported transaction prices and are not necessarily indicative of the amounts that we could realize in a current market exchange.
We believe that the carrying values of our Accounts Receivable, Accounts Payable and Accrued Expenses approximate their fair values as of November 1, 2025 because of their short maturities.
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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the repurchases of our common stock during the third quarter of 2025:

Fiscal Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
August 2025	1,987	$29.39	1,987	$203,106
September 2025	996	28.95	995	174,278
October 2025	2	25.16	—	174,278
Total	2,985		2,982
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
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
None of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(c) of Regulation S-K) during the third quarter of 2025.

Item 6. EXHIBITS

Exhibits

10.1	Master Aircraft Time Sharing Agreement between the Company and Daniel Heaf, effective as of September 12, 2025.

15	Letter regarding Unaudited Interim Financial Information regarding Incorporation of Report of Independent Registered Public Accounting Firm.

22	List of Guarantor Subsidiaries.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BATH & BODY WORKS, INC.
(Registrant)
By:	/s/ EVA C. BORATTO
Eva C. Boratto Chief Financial Officer *
Date: November 20, 2025
*    Ms. Boratto is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.