Form 10-K
period 2026-01-31
Bath & Body Works, Inc.
filed 2026-03-12
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2026
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $5.8 billion.
Number of shares outstanding of the registrant’s Common Stock as of March 6, 2026: 201,134,265.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS.
General
Bath & Body Works is a global leader in personal care and home fragrance, driven by the belief that everybody deserves to feel good.
For over 35 years, the brand’s beloved and iconic scents have been expertly crafted for exceptional performance and a luxury fragrance experience. Formulated with thoughtfully chosen ingredients, Bath & Body Works’ body care products are available in multiple forms including fine fragrance mist, body cream, lotion, eau de parfum, body wash, hand soap, sanitizer and more, and home to our famous 3-wick candles. Consumers can shop Bath & Body Works anytime and anywhere they choose, from welcoming, in-store experiences at 1,927 company-operated stores in the United States of America (“U.S”) and Canada, our e-commerce sites in the U.S. and Canada, 573 international stores and 34 e-commerce sites in more than 45 other countries, as well as Amazon.
Throughout this Annual Report on Form 10-K, we refer to Bath & Body Works, Inc. as “we” and the “Company.”
Fiscal Year
We utilize the retail calendar for reporting and our fiscal year ends on the Saturday nearest to January 31. As a result, “2025” refers to the 52-week period ended January 31, 2026, “2024” refers to the 52-week period ended February 1, 2025 and “2023” refers to the 53-week period ended February 3, 2024.
Strategy
Our strategy is rooted in the Consumer First Formula, launched in the third quarter of 2025, which puts the consumer at the center of everything we do. The Consumer First Formula is a multi-year, comprehensive transformation plan to revitalize Bath & Body Works across brand, product and marketplace. We are focused on our four largest revenue driving opportunities to try to attract new, younger consumers to the brand, which we expect will help us unlock our next era of sustainable growth:

•Creating Disruptive and Innovative Products: We intend to reestablish best in class product leadership in our hero categories.
•Reigniting the Brand: We expect to invest in marketing to build a brand with cultural currency, showing up in culture through creators, in store visuals and bigger storytelling, creating meaningful emotional connections with consumers.
•Winning in the Marketplace: We plan to expand access and ease of discovery through an enhanced digital experience, third-party channels and refreshed in-store merchandising to acquire new and lapsed consumers.
•Operating with Speed and Efficiency: We are working to transform Bath & Body Works to be a faster and more efficient organization by empowering teams, working with focus and agility to prioritize what customers care about most.
As we move forward under the Consumer First Formula, we believe the following competitive advantages endure and will help enable our return to sustainable growth:
•We are a market leader in attractive, growing categories;
•We are an iconic brand with global recognition;
•We have a global store footprint with 2,500 locations employing a community of exceptional store associates;
•We have a customer loyalty program with 40 million active members; and
•We benefit from a fast, predominantly domestic, vertically-integrated supply chain.
We are investing in new capabilities and talent, focusing our teams on the highest-value work and moving at the speed of the consumer, while optimizing expenses to fuel innovation and long-term performance. Since Daniel Heaf joined as our new Chief Executive Officer, he has put leaders in roles for accountability to drive the priorities of the Consumer First Formula, with responsibilities across our marketplace channels, product merchandizing and human resources.
Company-operated Stores
We are a predominantly off-mall retailer with 60% of our North American store fleet located in off-mall locations as of January 31, 2026. We are continuing our off-mall expansion to limit our exposure to vulnerable mall locations, with a target mix of 75% off-mall over time given continued consumer preference. We proactively manage our stores and adjust our investment levels based on individual store and fleet performance.

The following table provides the number of our Company-operated retail stores as of January 31, 2026 and February 1, 2025:

	January 31, 2026	February 1, 2025
United States	1,814	1,782
Canada	113	113
Total	1,927	1,895
The following table provides the changes in the number of our Company-operated retail stores for the past three fiscal years:

	Beginning of Year	Opened	Closed	End of Year
2025	1,895	94	(62)	1,927
2024	1,850	106	(61)	1,895
2023	1,802	95	(47)	1,850
During 2025, we opened 94 new North American stores, nearly all in off-mall locations, and permanently closed 62 stores, predominantly in malls, which, when combined with store remodel activity, resulted in net square footage growth of 2%. In 2026, we expect North American square footage growth of approximately 1%.
Franchise, License and Wholesale Arrangements
In addition to our Company-operated stores, our products are sold at partner-operated locations and e-commerce sites in more than 45 countries through franchise, license and wholesale arrangements. Our international partner-based, asset-light business model allows us to establish operating standards by owning assortment, pricing architecture, promotions, store designs and real estate approval while our partners make investments and contribute as experts in local real estate, people and practices.
The following table provides the number of international stores operated by our partners as of January 31, 2026 and February 1, 2025:

	January 31, 2026	February 1, 2025
International	536	494
International - Travel Retail	37	35
Total (a)	573	529
________________
(a)Includes store locations only and does not include kiosks, shop-in-shops, gondola or beauty counter locations.
Additionally, our partners operated 34 international e-commerce sites as of January 31, 2026, compared to 31 as of February 1, 2025.
As part of the Consumer First Formula, we launched on Amazon in the U.S. in February 2026, allowing more consumers to discover and shop the brand’s iconic fragrances and most loved products.
Additional Information
Merchandise Vendors
During 2025, we purchased merchandise from approximately 90 vendors, primarily located in the U.S. Our largest vendor supplied approximately 12% of our total merchandise purchases (on a dollar basis) during 2025, while no other single vendor accounted for more than 10% of our merchandise purchases (on a dollar basis). Our five largest vendors supplied approximately 40% of our total merchandise purchases (on a dollar basis) on a combined basis during 2025.
Information Systems
We have undertaken a multi-year project to modernize and significantly upgrade our digital and information technology (“IT”) systems, capabilities and organization to, among other things, advance our data analytics capabilities, enhance our in-store and online customer experience, enable us to more effectively personalize our marketing, shopping, and promotional experiences, streamline our IT and digital operations and enable us to work more efficiently (the “IT Transformation Project”). We believe successful execution of the IT Transformation Project will enhance our omnichannel capabilities and support the growth and profitability of our business while also enhancing the security of, and otherwise reducing risks associated with, our IT systems. Our technology roadmap remains on-track, as we enhance our systems and put in place foundational tools to enable more personalization and seamless customer engagement to drive sustainable growth.

Seasonal Business
Our operations are seasonal in nature and the fourth quarter, including the holiday selling season, typically accounts for approximately 40% of our Net Sales and is our most profitable quarter.
Working Capital
We fund our business operations through a combination of available cash and cash equivalents and cash flows generated from operations. In addition, our credit facility is available for additional working capital needs and investment opportunities.
Regulation
We and our products are subject to regulation by various federal, state, local and foreign regulatory authorities. We are subject to a variety of tax and customs regulations and international trade agreements.
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
Competition
The sale of body care, home fragrance and soap and sanitizer products is a highly competitive business with numerous competitors, including individual and chain specialty stores, department stores, online retailers and discount retailers. Brand image, presentation, marketing, design, price, service, fulfillment, assortment and quality are the principal competitive factors.
Other Information
For additional information about our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included under Item 7. of this Annual Report on Form 10-K.
Human Capital Management
Human Capital
At Bath & Body Works, our purpose goes beyond selling product. We strive to be an employer of choice, make a difference in our communities and foster a safe and empowering environment where all associates, customers and suppliers are valued. We believe everyone belongs at Bath & Body Works.
We work to create a culture where all associates can contribute their strengths, skills and abilities and where unique perspectives, and experiences, are valued, recognized and celebrated. The Human Capital & Compensation Committee of our Board oversees, among other things, the Company’s programs, policies, practices and strategies relating to culture, talent, equal employment opportunities and the Company’s executive compensation programs. In addition, our Board oversees the talent review and succession planning process for our Chief Executive Officer and other critical, senior level roles.
Workforce Demographics
As of January 31, 2026, we employed over 60,700 associates, none of whom were covered by a collective bargaining agreement. Approximately 94% of our associates work in our stores, with the remainder working in our home office or distribution and fulfillment centers. The following table includes the number of associates in full-time status or part-time status (which are associates who work less than 40 hours per week) as of January 31, 2026:

Work Status	Number of Associates
Full-time	9,071
Part-time	51,664
Total	60,735
Focus on Culture
We champion a supportive work environment that prioritizes attracting, engaging, developing and promoting talent. By fostering a healthy workplace culture where every individual feels valued, we believe we can better serve our customers while attracting and retaining highly talented associates. We are committed to ensuring all team members have access to opportunities, including career advancement pathways and competitive wages.

Commitment to Competitive Wages
Our compensation programs are designed to link annual changes in compensation to overall Company performance, as well as each individual’s contribution to the results achieved. Our pay for performance philosophy includes participation of all salaried associates in home office and distribution and fulfillment centers in our short-term cash incentive compensation program. In addition, our store leaders are eligible to earn monthly bonuses based on performance. The emphasis on overall Company performance is intended to align the associates’ financial interests with the interests of the Company and our stockholders.
Commitment to Providing Quality Benefits
We offer competitive, performance-based compensation; a company-matched 401(k) retirement plan; and flexible and affordable health, wellness and lifestyle benefits. Subject to certain eligibility requirements, associates can choose benefits and resources that fit their lifestyle, including, but not limited to, 14 weeks paid maternity leave, six weeks paid parental leave, mental health benefits, family planning benefits including fertility, adoption and surrogacy, expanded bereavement leave time, military leave, tuition-free access to education, tuition assistance, no co-pays for insulin and other critical prescriptions, commuter benefits, a tobacco cessation program, an associate stock purchase plan that allows associates to purchase Company stock at a discount, an associate assistance program for all full-time and seasonal associates and a generous merchandise discount.
In 2025, we continued our focus on ensuring associate well-being by rolling out medical, dental and vision offerings for our part-time associates and promoting our wellness center in our Columbus, Ohio headquarters, which provides accessible, low-cost medical care, physical therapy, mental health services and an on-site pharmacy to our associates. We continue to offer DailyPay (earned income wage access as needed) to our associates in our distribution and fulfillment centers and in stores.
As part of our caring culture, our associates help fellow associates going through extreme personal hardships through the Bath & Body Works Associates for Associates Emergency Fund (“A4A”). Administered by the Columbus Foundation with funds donated by associates and matched by the Bath & Body Works Foundation, A4A provides monetary aid and/or makes community resources available to associates facing crisis, such as fire destruction, a serious medical condition or a natural disaster. During 2025, the A4A fund awarded over $527,000 in grants to approximately 300 associates. In addition, we launched a Dream Bright scholarship fund for associates and their dependents, which is also administered by the Columbus Foundation with funds from the Bath & Body Works Foundation. We distributed $185,000 for Dream Bright scholarships in 2025.
Safety Is a Priority
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
We maintain an Ethics Hotline, operated by a third-party, 24 hours a day, seven days a week, where any individual may anonymously report concerns, including potential instances of unethical conduct and potential violations of law or Company policies.
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
Copies of any of the above-referenced documents will also be made available, free of charge, upon written request to:
Bath & Body Works, Inc.

Investor Relations Department
Three Limited Parkway
Columbus, Ohio 43230

ITEM 1A. RISK FACTORS.
We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by our Company or our management involve risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “potential,” “target,” “goal” and any similar expressions may identify forward-looking statements. Risks associated with the following factors, among others, in some cases have affected and, in the future, could affect our financial performance and actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by the Company or our management:
•general economic conditions, inflation, tariffs, consumer confidence, consumer spending patterns and market disruptions including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises, government shutdowns or other major events, or the prospect of these events;
•the seasonality of our business;
•our ability to successfully execute on our Consumer First Formula strategic transformation;
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
•new and current consumer acceptance of our products and our ability to manage the life cycle of our brand and launch our strategic transformation successfully;
•our ability to innovate and produce high quality products and attract new and retain current consumers;
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
•duties, taxes, tariffs and other charges;
•legal and regulatory matters;
•volatility in currency exchange rates;
•local business practices and political issues;
•delays or disruptions in shipping and transportation and related pricing impacts;
•disruption due to labor disputes; or
•changing expectations regarding product safety due to new legislation;
•our ability to successfully complete sustainability initiatives, and associated costs thereof;
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
We announce material financial and operational information using our investor relations website, press releases, SEC filings and public conference calls and webcasts. Information about the Company, our business and our results of operations may also be announced by posts on our accounts on social media channels, including the following: Facebook, Instagram, X, LinkedIn, Pinterest, TikTok and YouTube. The information contained on, or that can be accessed through, our social media channels and our website is deemed not to be incorporated in this Annual Report on Form 10-K or to be a part of this Annual Report on Form 10-K. The information that we post through these social media channels and on our website may be deemed material. As a result, we encourage investors, the media and others interested in the Company to monitor these social media channels in addition to following our investor relations website, press releases, SEC filings and public conference calls and webcasts. The list of social media channels we use may be updated from time to time on our investor relations website.
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
Our net sales, results of operations, cash flows and future growth may be affected by local, regional, national or international political or economic trends or developments that can reduce consumers’ ability or willingness to spend or alter consumer behavior and spending patterns. These trends and developments (including tariffs and government shutdowns), which can vary substantially by country, include political, financial or social instability or conditions, geopolitical events, corruption, anti-American sentiment, social and ethnic unrest, military conflicts and terrorism, as well as changes in general economic conditions (including unemployment levels, inflation and market volatility). For example, in recent years, the global economy was negatively impacted by high inflation rates, which has resulted in higher prices that have negatively impacted and may continue to negatively impact consumer demand. In addition, market disruptions due to natural disasters, significant health hazards or pandemics or other major events or the prospect of these events could also impact or shift consumer spending and sentiment. Extreme weather conditions in the areas in which our stores are located, particularly in markets where we have multiple stores, or in the central Ohio region where most of our third-party manufacturers and our distribution centers are located, have adversely affected and could in the future adversely affect our business. During periods when economic or market conditions are unsettled or weak, or during events such as government shutdowns, which impact discretionary spending, purchases of our products have declined, and may in the future further decline. In such circumstances, we have increased, and may in the future continue to increase, the number of promotional sales which, when combined with inflationary cost pressures, have negatively affected our merchandise margin rates and, in the future, could have a material adverse effect on our results of operations, financial condition and cash flows.
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
We cannot guarantee the successful implementation of our strategic transformation.
We launched a multi-year “Consumer First Formula” strategic transformation in the third quarter of 2025, as outlined in item I – “Business – Strategy”. Our ability to successfully execute this transformation is subject to various risks and uncertainties, such as our ability to successfully execute our plan, changes in consumer demands and trends, general economic conditions, and other risks. Achievement of sustainable growth may require significant investment and, therefore, may be dilutive to our earnings in the short term. In addition, at times the attention of our senior management team may be focused on the Consumer First Formula and be diverted from day-to-day business operations, which may disrupt our business. There can be no guarantee regarding the timing of or extent to which we will realize the anticipated benefits of these investments and other costs, if at all, and these factors could have a material adverse effect on our results of operations, financial condition and cash flows.
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
We have in the past and may in future experience changes in key leadership or key positions in the future. The departure of key personnel can result in the loss of significant knowledge and experience. This loss of knowledge, expertise and experience can be mitigated through successful internal succession planning or external hiring and transition, but there can be no assurance that we will be successful in such efforts. Attracting and retaining qualified senior leadership may be more challenging during business transformations (including organizational changes or workforce reductions) or under adverse business conditions. Failure to attract and retain the right talent or to smoothly manage the transition of responsibilities resulting from such turnover could affect our ability to meet our goals and may cause us to miss performance objectives or financial targets or disrupt our relationships with our customers, vendors or other third parties.
Our net sales depend on a volume of traffic to our stores and the availability of suitable lease space.
More than half of our stores are located in off-mall retail shopping areas with the remainder located in malls and other types of retail centers. Sales at these stores are derived, in part, from the volume of consumer traffic in those retail areas. Our stores benefit from the ability of the retail center and other attractions in an area, including “destination” retail stores, to generate consumer traffic in the vicinity of our stores. Sales volume and retail traffic may be adversely affected by factors that we cannot control, such as economic downturns, including due to inflationary or tariff pressures, or changes in consumer demographics in a particular area, consumer trends away from brick-and-mortar retail toward online shopping, competition from digital and other retailers and other retail areas where we do not have stores, significant health hazards or pandemics, the closing of other stores or the decline in popularity or safety in the shopping areas where our stores are located and the deterioration in the financial condition of the operators or developers of the shopping areas in which our stores are located.
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
We intend to continue to operate internationally and further expand in our existing markets and into new international markets, including through franchise and other distribution-related partner arrangements. The risks associated with international markets include, among others, difficulties in attracting customers due to a lack of customer familiarity with our brand, our ability to comply with international laws and regulations, our lack of familiarity with local customer preferences, cultures or religious norms and seasonal differences in the international markets. Any of these difficulties may lead to disruption in the overall timing of our international expansion efforts, lower sales than we anticipate and increased costs. Further, entry into other markets may bring us into competition with new competitors or with existing competitors with an established presence in such markets. Such expansions will also have upfront investment costs, some of which may be significant, that may not be accompanied by sufficient revenues to achieve expected operational and financial performance. Other risks include general economic conditions in specific countries or markets, reliance on franchise partners, service providers and other distribution-related partners that we do not control, volatility in the geopolitical landscape (including social and ethnic unrest, military conflicts and terrorism), anti-American sentiment, foreign governmental regulation and enforcement (including the risks of local tariffs and operating in markets in which there are uncertainties regarding the interpretation and enforceability of legal requirements and the enforceability of contract rights and intellectual property rights), legal actions, disruptions or delays in shipments, restrictions on the repatriation of funds held internationally, occurrence of significant health hazards or pandemics, changes in diplomatic and trade relationships and political instability. For example, the conflict in the Middle East had resulted in unpredictable conditions in the region and around the world, and may continue to affect, our business and operations as a result of, among other things, the economic consequences and disruptions from such conflict, supply chain availability, consumer boycotts of Western brands, and consumer reaction to perceived acts or failures to act by us or our franchise partners including commencing and/or maintaining operations in countries or regions that are linked to such conflicts.
Further, our results of operations and financial condition may be adversely affected by fluctuations in currency exchange rates. See “Fluctuations in foreign currency exchange rates could impact our results of operations, financial condition and cash flows” below.
All of the above risks could have a material adverse effect on our results of operations, financial condition and cash flows.
Our results could be impacted by our relationships with our licensees, franchisees, wholesalers and other distribution-related partners, including by such partners taking actions that could harm our business or brand images.
Our results are partially dependent on our franchise partners, wholesalers and other distribution-related partners. Although we believe that our business relationships with these partners are positive, we cannot guarantee that these relationships will generate sales in line with expectations. We may also face challenges in launching new third-party distribution channels and ensuring consistent execution across our franchise partners, wholesalers and other distribution-related partners, with increased organizational and operational complexity as our footprint grows. Managing a multi-market, multi-partner, multi-channel organization could strain management systems, internal controls and decision-making speed. Failing to scale our operational infrastructure, governance or technology in line with potential growth could impact execution and financial performance.
Further, we have global brand exposure through digital sites and stores independently owned and/or operated by our franchise partners, wholesalers and other distribution-related partners. Although we have criteria to evaluate and select prospective partners, the level of control we can exercise over our partners is limited, and the quality and success of their operations may be diminished by any number of factors beyond our control. For example, despite our due diligence and vetting efforts, our partners may not have the business acumen or financial resources necessary to successfully operate stores in a manner consistent with our standards and may not hire and train qualified store managers and other personnel. Further, we primarily rely on our partners to comply with applicable laws and regulations in the international markets in which they operate. Our brand image and reputation may suffer materially, and our sales could decline, if our partners do not operate successfully, including operating in compliance with applicable laws and regulations. These risks could have an adverse effect on our results of operations, financial condition and cash flows.
Our direct channel business includes risks that could have a material adverse effect on our results.
Our direct channel (also referred to as digital or e-commerce) is subject to numerous risks that could have a material adverse effect on our results of operations, financial condition and cash flows. Such risks include, but are not limited to, domestic or international large scale buyers and resellers purchasing merchandise and reselling it outside our control; resellers competing against us on domestic or international platforms where we legitimately sell our goods, or competition on marketplaces; our other alternative distribution channels competing with our direct channel business; our ability to address unauthorized distributions and related impact on results; our ability to anticipate and implement innovations in technology and logistics in order to appeal to existing and potential customers who increasingly rely on multiple channels to meet their shopping needs; legal and regulatory developments associated with digital, data, analytics, artificial intelligence (“AI”), communications and ad-targeting practices (including, without limitation, the use of technologies and third-party services to personalize or create concierge-like customer experiences); risks associated with increases in order fulfillment logistics costs; risks associated with the level of support provided by third party partners’ web infrastructure, websites and related support systems; and the failure of and risks related to the resources that underlay and support the operation of our and our third-party partners’ web infrastructure, websites and the related support systems, including computer viruses, malware (including, without limitation, ransomware), unauthorized access to and theft of customer information, privacy violations, fraudulent branded phishing sites impersonating our direct channel, ad scams causing customer confusion, information technology and vendor system failures, deepfakes and other malicious uses of AI, disruption of critical services caused by threat actors and similar disruptions.
Our failure to maintain efficient and uninterrupted order-taking and fulfillment operations could also have a material adverse effect on our results of operations, financial condition and cash flows. We utilize third-party service providers for order management and for a majority of our fulfillment services. If these third-party service providers do not maintain efficient and uninterrupted service, we have experienced, and may in the future experience, merchandise delivery delays, loss of sales, stranded inventory, cancellation charges or excessive promotional activity to clear inventory. Further, we may have difficulty replacing these third-party service providers, or transitioning from one third-party service provider to another, and there can be no assurance we can do so in a timely manner, without logistical difficulties or on terms favorable to us. The satisfaction of our direct channel customers also depends on their timely receipt of merchandise. If we encounter difficulties with the distribution and fulfillment facilities, or if the facilities were to shut down for any reason, including as a result of a pandemic, fire, severe weather, natural disaster or work stoppage, we could face shortages of inventory; we could incur significantly higher costs and longer lead times associated with distributing our products to our customers; we could face scrutiny by regulators and litigants; and our customers may be dissatisfied.
Any of these issues could have a material adverse effect on our results of operations, financial condition and cash flows.
Our ability to protect our reputation could have a material adverse effect on our brand image.
Our ability to maintain our reputation is critical to our brand image. Our reputation could be jeopardized if we fail to maintain high standards for merchandise quality and integrity of the consumer’s experience in stores and online. If third parties with which we have a business relationship, including our influencer network, celebrity endorsements and collaboration partners, fail to represent our brand in a manner consistent with our brand image, it could harm our reputation. In addition, ineffective marketing, product diversion and unauthorized distribution channels, product defects, counterfeit products and failure to maintain, protect and enforce the intellectual property rights in our brand may threaten the strength of our brand, and those and other factors could diminish consumer confidence in us. Any negative publicity, including information publicized through traditional or social media platforms and similar venues such as websites, blogs and other forums, may affect our reputation and brand and, consequently, reduce demand for our merchandise and negatively impact our reputation, even if such publicity is unverified or inaccurate.
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
Customer traffic and demand for our merchandise are influenced by our advertising, marketing and promotional activities, the effectiveness of our loyalty program, the name recognition and reputation of our brand and the location of and service offered in our stores and through our direct business. Although we use marketing, advertising and promotional programs and our loyalty program to attract customers through various media, including social media, websites, mobile applications, email and print, and we continue to invest to improve the online and mobile user experience for our customers, some of our competitors may expend more for their programs than we do or use different or more efficient approaches than we do, which may provide them with a competitive advantage. Our financial forecasts are dependent on our marketing, advertising and promotional programs and our loyalty program enhancements driving customer acquisition and stronger customer retention. Our recent investment in a new brand strategy and programs may not be effective or could require increased expenditures, which could have a material adverse effect on our results of operations, financial condition and cash flows.
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
Our ability to compete favorably in our highly competitive segments of the consumer goods and retail industry could impact our results of operations, financial condition and cash flows.
The consumer goods and retail industry is highly competitive. We compete for sales with a broad range of other retailers, including individual and chain specialty stores, department stores and discount retailers. In addition to the traditional store-based retailers, we also compete with direct marketers or retailers that sell similar lines of merchandise and who target customers through online channels. Brand image, marketing, design, price, service, assortment, quality, innovation, image presentation and fulfillment are all competitive factors in both the store-based and online channels.
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
Our ability to manage the life cycles of our brand and to remain current with trends and launch our strategic transformation successfully could impact the image and relevance of our brand.
Our success depends in part on management’s ability to effectively manage the life cycles of our brand, to anticipate and respond to changing preferences and consumer demands and to translate market trends into appropriate, saleable product offerings in advance of the actual time of sale to the customer. We are dependent on certain product categories and declines in customer demand in these product categories have negatively impacted, and may in the future impact, our results of operations, financial condition and cash flows. Our financial forecasts are dependent on our ability to drive growth through our Consumer First Formula by creating new and innovative products in our hero product categories, including body care, home fragrance and soaps and sanitizers, while streamlining our product assortment and attracting new consumers. Customer demands and trends change rapidly. If we are unable to successfully anticipate, identify or react to changing preferences or trends, we misjudge the market for our products or any new product lines, or our launches or expansions of new product lines are unsuccessful, we may not be able to achieve the growth in our business that we currently anticipate. In response, we may be forced to increase our marketing, promotions or price markdowns and potentially discontinue a product line. These risks are particularly acute for us as we launch our new Consumer First Formula strategic transformation to engage new and existing customers and could have a material adverse effect on our brand image and reputation as well as our results of operations, financial condition and cash flows.
We rely on innovation and high-quality products to compete in the market for our products.
Innovation and quality management in our design and manufacturing processes are essential to the commercial success of our products and development of new products. We must continue to invest in research and development in connection with the innovation and design of our products in order to attract new and retain current consumers. If we are unable to anticipate consumer preferences or industry changes, or if we are unable to introduce new products or modify our existing products on a timely basis, we may lose channel partners and consumers or become subject to greater pricing pressures. Our operating results would also suffer if our innovations and designs do not respond to the needs and demands of our channel partners and consumers, are not appropriately timed with market opportunities or are not effectively brought to market. Any failure on our part to innovate and design new products or modify existing products may harm our brand image and consumer demand for our products could decline and could result in a decrease in our revenue and an increase in our inventory levels.
We may be impacted by the ability to adequately source, distribute and sell merchandise and other materials on a global basis.
We source merchandise and other materials directly in domestic and international markets. We distribute merchandise and other materials globally to our franchise and other distribution-related partners in international locations and to our stores. Many of our imports and exports are subject to a variety of customs regulations and international trade agreements, including existing or potential duties, tariffs or safeguard quotas. We also compete with other companies for manufacturing facilities.
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
On February 20, 2026, the U.S. Supreme Court invalidated tariffs imposed under the International Emergency Economic Power Act (the “IEEPA Decision”). There remains significant uncertainty regarding the implementation of the IEEPA Decision, including the process that will govern refund claims, the timing of any potential refunds, and the ultimate amounts, if any, that we recover. In addition, immediately following the IEEPA Decision, the U.S. government initiated new tariffs under alternative authorities, resulting in continued tariff exposure.
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
Our ability, or perceived inability, to complete sustainability, community impact and human capital initiatives may have a material adverse effect on our reputation.
Investors, other stakeholders, the general public and U.S. and foreign governmental and nongovernmental organizations have been focused on sustainability initiatives, including with respect to climate change, greenhouse gas emissions, packaging and waste, culture and belonging, worker pay and benefits, human rights, sustainable supply chain practices, animal health and welfare, deforestation and land, energy and water use. We maintain a sustainability function to provide direction and coordinate sustainability work throughout the Company. Increased sustainability reporting requirements and scrutiny of sustainability initiatives by public, regulatory, investor and other stakeholders, including U.S. and foreign governmental agencies, may put pressure on us to adjust our disclosures in these areas, and make adjustments to our commitments, targets, or goals and take actions to meet or address such adjustments, which could expose us to market, operational, regulatory, legal and execution costs or risks. Our business may also face increased scrutiny related to sustainability activities, including from U.S. and foreign governmental agencies, and potentially lead to enforcement actions and litigation. Setting these targets and goals or expanding or adjusting our disclosure or our failure, or perceived failure, to meet or properly adjust such targets and goals could adversely affect our reputation and, as a result, our business, financial performance and growth.
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
We rely on a limited number of vendors (including manufacturers) to supply our inventory. In 2025, our largest vendor supplied approximately 12% of our total merchandise purchases (on a dollar basis) and our largest five vendors in the aggregate supplied approximately 40% of our total merchandise purchases (on a dollar basis). Our business depends on developing and maintaining close relationships with our vendors and on our vendors’ ability or willingness to sell quality products to us at competitive prices and on other favorable terms. Many factors outside of our control may impact these relationships and the ability or willingness of these vendors to sell us products on favorable terms. For example, financial or operational difficulties that our vendors may face could increase the cost of the products we purchase from them or our ability to source products from them.
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
Our assets are subject to loss, including those caused by illegal or unethical conduct by associates, customers, vendors, partners or unaffiliated third parties (including from organized retail crime). We experience events that cause inventory shrinkage. Our inventory shrinkage rates have fluctuated in recent years and may continue to fluctuate, and we cannot assure that incidences of loss and theft will decrease in the future or that the measures we are taking will effectively reduce these losses. Higher rates of loss or increased security costs to combat theft could have a material adverse effect on our results of operations, financial condition and cash flows.
We self-insure certain risks and may be impacted by unfavorable claims experience.
We are self-insured for various types of insurable risks including associate medical benefits, workers’ compensation, property, general liability and automobile, up to certain stop-loss limits in certain cases. Claims are difficult to predict and may be volatile, and recently we have seen an increase in healthcare and medical costs, as well as broader loss cost trends across certain property and casualty lines. Any adverse claims experience could have a material adverse effect on our results of operations, financial condition and cash flows.

We have undertaken a multi-year initiative to upgrade our digital and information technology systems and capabilities. We significantly rely on our, and our third-party service providers’, ability to successfully implement, upgrade and sustain information technology systems and to protect associated data and system availability.
We have undertaken the IT Transformation Project, a multi-year project to modernize our digital and information technology systems and capabilities to, among other things, advance our data analytics capabilities, deploy AI applications, enhance our in-store and online customer experience, enable us to more effectively personalize our marketing, shopping and promotional experiences, enhance the security of and otherwise reduce risks associated with our IT systems, streamline our information technology operations and enable us to work more efficiently. We, together with our third-party service providers and vendors, maintain a complex ecosystem of information technology systems and environments that will be impacted by the IT Transformation Project. As with any information technology upgrade, the IT Transformation Project increases the risk of interruption of service, data loss and vulnerabilities, corruption of data, breach, failure and degradation of AI applications leading to unpredictability and untrustworthiness, failure of information technology systems to effectively communicate and other disruptions to our operations. Moreover, the IT Transformation Project could result in expenses and capital expenditures that substantially exceed the expenses and capital expenditures that we currently anticipate.
The success of our business depends, in part, on the secure and uninterrupted performance of our, and our third-party service providers’ and vendors’, information technology systems. Our information technology systems, as well as those of our service providers and vendors, are vulnerable to damage, interruption, degradation, “data poisoning,” service availability or breach from a variety of sources, including cyberattacks, cyber extortion, ransomware attacks, deepfakes and other malicious uses of AI, telecommunication and/or technology failures, malicious human acts, human errors and natural disasters. Moreover, despite maintaining comprehensive measures, some of our systems, e-commerce environments and servers and those of our service providers and vendors are potentially vulnerable to physical or electronic break-ins, malware (including, without limitation, ransomware), computer viruses and similar disruptive problems. Such incidents have disrupted, and could in the future further disrupt, our operations (whether directly or due to disruptions of our service providers’ and vendors’ operations) including our ability to timely ship and track product orders and project inventory requirements and lead to interruptions or delays in our supply chain. Additionally, these types of problems could result in an actual or perceived breach of confidential customer, merchandise, financial, associate or other important information (including personal information), which could result in damage to our reputation, costly litigation, customer complaints, negative publicity, breach and other notification obligations, regulatory or administrative sanctions, inquiries, orders or investigations, indemnity obligations, damages for contract breach or penalties for violations of applicable laws or regulations. The proliferation of mobile devices and data applications and services may heighten these and other operational risks. Despite the precautions we have taken, unanticipated problems or events may nevertheless cause failures in, or unauthorized access to, our and our third-party service providers’ and vendors’ information technology systems. Sustained or repeated system disruptions that interrupt our ability to process orders and deliver products to the stores or directly to our customers, impact our ability to process transactions in our stores, impact our customers’ ability to access our websites and mobile applications in a timely manner or expose confidential customer, merchandise, financial, associate or other important information (including personal information), the risks of which may be heightened as we execute on the IT Transformation Project, could have a material adverse effect on our results of operations, financial condition and cash flows.
We use third-party service providers and vendors to store, transmit and otherwise process certain confidential customer, merchandise, financial, associate or other important information (including personal information) on our behalf, and our third-party service providers and vendors are subject to cybersecurity and privacy risks similar to us. Due to applicable laws and regulations or contractual obligations, we may be held responsible for any cybersecurity incidents or privacy violations attributed to our service providers or vendors as they relate to the information we share with them, information to which they are granted access, or information that they process for us to deliver services to our customers. Although we strive to contractually require these service providers and vendors to implement and maintain controls and a standard of security (such as implementing reasonable safeguards) and to comply with applicable law, we cannot control third parties and cannot guarantee that a security breach or privacy violation will not occur in connection with their systems and practices.
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
While we train our associates, have implemented systems, processes and security measures to protect our physical facilities and information technology systems against unauthorized access and prevent data loss, and have vetted our third-party service providers’ systems, processes and security measures, there is no guarantee that these procedures are adequate to safeguard against all data security threats to us or our third-party service providers. Despite these measures, we have been and may in the future be vulnerable to targeted or random attacks on our systems that could lead to security breaches, extortion, denial of service, vandalism, computer viruses, malware, ransomware, misplaced, corrupted or lost data, programming and/or human errors or similar events. Our systems and facilities (and the systems and facilities of our third-party service providers) are also subject to compromise from internal threats, such as theft, misuse, unauthorized access or other improper actions by associates, contractors and third-party service providers with otherwise legitimate access to our (or such third-party service providers’) systems, websites, mobile applications or facilities (which risks may be heightened as a result of our (or their) associates working from home). Furthermore, because the methods of cyberattack and deception change frequently, are increasingly complex and sophisticated (including through the use of AI and deepfakes to carry out cyber intrusions) and can originate from a wide variety of sources, including nation-state actors, despite our efforts to ensure the confidentiality, availability and integrity of our systems, websites and mobile applications, it is possible that we may not be able to anticipate, detect, appropriately react and respond to or implement effective preventative measures against all cybersecurity threats, and our third-party service providers may be subject to the same risks.
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
The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies. In particular, our common stock currently is and may in the future be traded by short sellers which may put pressure on the supply and demand for our common stock, further influencing volatility in its market price. Public perception and other factors outside of our control may additionally impact the stock price of companies like us that garner a disproportionate degree of public attention, regardless of actual operating performance.

If we are unable to pay quarterly dividends or repurchase our shares at intended levels, our reputation and stock price may be impacted.
Quarterly cash dividends and share repurchase programs have historically been part of our capital allocation strategy. We are not required to declare dividends or make any share repurchases under our share repurchase programs in the future. For example, in 2020, we did not repurchase any of our shares, and we suspended our quarterly cash dividends due to the anticipated impact of the COVID-19 pandemic. Our Board will determine our future levels of dividend payments and share repurchase authorizations, if any, giving consideration to our levels of profit and cash flow, capital requirements, capital allocation strategy, current and forecasted liquidity and the restrictions placed upon us by our borrowing arrangements, as well as financial and other conditions which may be beyond our control. Any reduction, or failure, to pay dividends or repurchase our shares after we have announced our intention to do so, or any change to our capital allocation strategy, may negatively impact our reputation, investor confidence in us and our stock price.
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
Risks related to laws and regulations:
Changes in laws, regulations, standards, technology platform rules or other requirements relating to privacy, cybersecurity and AI, or any actual or perceived failure by us to comply with such laws, regulations, rules or contractual or other obligations relating to data privacy, cybersecurity and AI, could have a material adverse effect on our reputation, results of operations, financial condition and cash flows.
We are, and may increasingly become, subject to various laws, directives, industry standards, rules and regulations, as well as contractual obligations, relating to data privacy and cybersecurity (including the use of AI) in the jurisdictions in which we operate and may in the future operate. The legal and regulatory environment related to data privacy and cybersecurity is increasingly rigorous and rapidly evolving, with new requirements, constantly changing requirements, and new or novel interpretations of existing requirements applicable to our business, and enforcement actions and litigation are likely to remain uncertain for the foreseeable future. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that the laws and regulations will be interpreted and applied in ways that may have a material adverse effect on our results of operations, financial condition and cash flows.
In the U.S., data privacy and protection are regulated at federal, state and local levels, and the use of AI is now regulated at state and local levels. Various federal and state regulators, including governmental agencies like the SEC and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning data privacy and cybersecurity and have prioritized data privacy and cybersecurity-related violations for enforcement actions. Certain state laws are, and in the future may continue to be, more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which complicates compliance efforts and increases risks to our business.
Privacy laws and regulations range from the “sectoral” variety (i.e., laws that govern specific practices, services or technologies) to omnibus laws (i.e., laws that comprehensively seek to govern all aspects of data processing practices). As an omnichannel retailer, we are subject to both.
In North America, we are subject to sectoral privacy laws that impose different enforcement regimes, whether enforced by government agencies or class action and/or mass arbitration litigants, with fines and statutory damages that can result in significant exposure when applied to large customer segments. Illustrative of the sectoral variety are laws that govern telephonic communications (e.g., the Federal Telephone Consumer Protection Act), email communications (e.g., the Federal Controlling the Assault of Non-Solicited Pornography and Marketing Act and Canada’s Anti-Spam Legislation), the use of biometric technology (e.g., the Illinois Biometric Information Privacy Act), the printing of payment card numbers on certain transaction receipts (e.g., the Federal Fair and Accurate Credit Transactions Act), the use of call recordings (e.g., federal and state laws governing unlawful surveillance and consent for recordings), the collection of consumer information at retail point of sale (e.g., the California Song-Beverly Act), and the collection of driver’s license information (e.g., state laws governing the scanning of government identification).
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
Use of emerging and new technologies, including AI, could also expose us to liability or actual or alleged violations of applicable laws, rules and regulations, including third-party claims of intellectual property infringement, misappropriations or other violations, as it is possible that our employees using such tools for development purposes may overly rely on results generated via these tools and may not conduct sufficient checks, verifications or investigations of pre-existing design or other intellectual property rights with respect to the outputs generated by these tools. Further, we may jeopardize our own intellectual property rights via over-zealous use of such new technologies by, for example, inputting our proprietary materials into a tool that collects data for further development or provision of its services to third parties. Similarly, intellectual property ownership and license rights surrounding AI has not been fully addressed by international and U.S. courts or the laws, rules or regulations of U.S. and foreign jurisdictions. Any materials created by us using AI may not be subject to intellectual property protection, which may affect our ability to commercialize such materials. While we do monitor and provide guidance to our employees on the use of AI in our business operations and development, risk to our intellectual property rights is hard to completely mitigate as employees may not follow proper internal processes or such tools' service providers may utilize data and materials included in their tools in ways contrary to what they claim.
AI regulation is nascent but rapidly evolving. Several U.S. states have adopted, or are considering, AI specific or adjacent laws addressing issues such as high-risk AI uses, bias and discrimination, algorithmic decision making, pricing practices, and transparency. For example, Colorado has enacted a comprehensive, risk-based AI law that will require governance programs, risk and impact assessments, disclosures, and human-oversight mechanisms for certain uses of AI. Other states, including California, New York, Texas, and Utah, have adopted or proposed a range of targeted laws addressing aspects of AI and automated decision making, including transparency, consumer disclosures, pricing practices, and the use of AI in connection with personal information. Similar to the evolving privacy law landscape, this patchwork of existing and anticipated AI laws could increase regulatory complexity, elevate legal and compliance risk, and require additional investment of resources as our use of AI continues to grow.
All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, investing in and implementing additional data protection technologies and other safeguards and training associates and engaging third-party service providers, which are likely to increase over time. In addition, such requirements may require us to modify our data processing or cybersecurity practices and policies and distract management or divert resources from other initiatives and projects, all of which could have a material adverse effect on our results of operations, financial condition and cash flows. Any failure or perceived failure by us or our partners to comply with any applicable federal, state or similar foreign laws, regulations, standards or rules relating to data privacy, cybersecurity and AI could result in damage to our reputation and our relationship with our customers, as well as proceedings or litigation by governmental agencies or customers, including class action litigation in certain jurisdictions, which could subject us to significant fines, sanctions, awards, penalties or judgments, any of which could have a material adverse effect on our results of operations, financial condition and cash flows.
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
It can be difficult to comply with sometimes conflicting statutes or regulations in local, national or foreign jurisdictions as well as new or changing laws and regulations. Also, changes in such laws and regulations could make operating our business more expensive or require us to change the way we do business. For example, changes in product safety or other consumer protection laws could lead to increased costs for certain merchandise, increased research and development costs associated with product reformulations or new product lines, additional labor costs, or other costs associated with readying merchandise for sale. We operate stores in all 50 states, Canada and Puerto Rico, which requires us to comply with a myriad of provincial, state and local laws pertaining to all aspects of our business, including our associates and consumers. The trend for states and localities in the U.S. to legislate in the absence of national laws passed by the U.S. Congress has greatly increased the complexity of legal compliance for us. In addition, future domestic and international legislative and regulatory efforts to combat climate change or other environmental considerations could result in increased regulation and additional taxes and other expenses in a manner that adversely affects our business, financial performance and growth. It may be difficult for us to comply with these laws, compliance may be costly and compliance and associated costs may negatively impact our operations.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 1C. CYBERSECURITY
The Company has developed an information security program to address material risks from cybersecurity threats and incidents, which is integrated within its overall enterprise risk management (“ERM”) program. The Board oversees both programs, assisted by the Audit Committee, regularly reviewing the ERM program at the enterprise level and the information security program at the program level.
Program & Risk Management
The information security program includes policies and procedures that identify how security measures and controls are developed, implemented and maintained. Under the program, the Company performs one or more cyber risk assessments each year based on recognized industry best practices and standards and cyber threat intelligence. The risk assessments, together with risk-based analysis and judgment, are used to determine security measures and controls to address identified risks. The Company considers the following factors, among others, during its risk and control implementation assessments: the likelihood and severity of the risk; the impact on the Company, the Company’s customers, associates and stockholders, and others if a risk materializes; the feasibility and cost of security measures and controls; and the impact of security measures and controls on operations and others.

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
•security testing;
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
As part of the Company’s ERM program, the Company has developed business continuity and disaster recovery plans, which include measures designed to respond to potential disruptions to its information technology systems (or information technology systems of third parties on which it relies). The Company also maintains a written information security incident response plan and conducts tabletop exercises to enhance incident response preparedness. The Company is also a member of an industry cybersecurity intelligence and risk sharing organization.
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

Governance
At the Board level, the Audit Committee assists the Board with overseeing the Company’s information security program. The Audit Committee, which is composed entirely of independent members of the Board, receives reports directly from the Company’s Chief Information Security Officer (“CISO”) at least three times per year. These reports address, among other things, cybersecurity policies and practices, program resources, third-party assessments, key risks, security measures and controls, and incident-response planning. The Company’s information security program is led by the CISO: a member of the management team with primary responsibility for the development, operation and maintenance of the program. The CISO holds a master of science degree in information assurance and has over 25 years of cybersecurity experience with Fortune 500 financial, defense, consulting and retail companies.
The Company’s executive management team oversees enterprise risk management, including cybersecurity risk, and regularly reviews the Company’s ERM program and information security program. The ERM team oversees the identification, prioritization and mitigation of enterprise risks, including cybersecurity, privacy and AI risks.
To support data stewardship and responsible technology use, the CISO, Chief Information Officer (“CIO”), and Chief Privacy Officer (“CPO”) co‑chair or participate in the Company’s Data Governance and Artificial Intelligence committees. These committees oversee and guide programs addressing data management, security, privacy and AI through unified frameworks that include monitoring, vendor management, assessment, testing, remediation and incident response. While the Data Governance and Artificial Intelligence committees address distinct subject matters, they are interrelated with the Company's information security program and inform each other on matters of shared concern. The executive management team regularly reviews matters addressed through these programs as part of the Company’s ERM oversight.
Incident Response
As described above, the Company maintains an information security incident response plan that includes processes and procedures for evaluating and escalating cybersecurity threats and incidents to, as determined to be appropriate, the Company’s executive management team and members of the Board. The initial impact level of each cybersecurity threat or incident is evaluated by a designated team of information security specialists using risk criteria that have been defined and approved by the Company’s executive management team and reviewed with the Audit Committee. If escalated, the threat or incident is evaluated by a cross-functional core and extended team, as applicable, of managers that includes the CISO, CIO and CPO, as well as identified associates from across the Company’s business and functions, as applicable. Cybersecurity threats and incidents are assigned incident impact levels based on the core team’s determination of potential impact to the Company. The core team employs defined risk criteria to classify incidents and escalate incidents accordingly. Based on the severity classification assigned by the core team, incidents may be escalated to, as applicable, representatives of the Company’s executive management team (which includes the Disclosure Committee), the Chairs of the Board and the Audit Committee, other members of the Audit Committee and/or the full Board.
The incident response plan is tested regularly. During 2025, the core team conducted four tabletop exercises across different areas and levels of the Company to test protocols for communication, decision making, remediation, escalation and reporting. One tabletop exercise focused on the senior management team. The results of all 2025 exercises were shared with, and reviewed by, the Audit Committee.
ITEM 2. PROPERTIES.
Company-operated
The following table provides the location, use and size of our Company-operated distribution, fulfillment, office and product development facilities as of January 31, 2026:

Location	Use	Approximate Square Footage (in thousands)
Columbus, Ohio area	Office, distribution and fulfillment centers and shipping facilities	5,000
Other North America	Office and product development/design	80
We own five office, distribution center and shipping facilities located in the Columbus, Ohio area comprising approximately 4 million square feet. In addition, we operate an approximately 1 million square foot leased direct channel fulfillment center located near Columbus, Ohio.
We also lease various other office and product development/design locations in North America, primarily in New York.

As of January 31, 2026, we operated 1,814 and 113 retail stores located in leased facilities throughout the U.S. and Canada, respectively. A substantial portion of our U.S. store leases generally have an initial term of ten years, while our Canadian store leases generally have initial terms of five to ten years. A majority of our store leases expire at various dates between fiscal 2026 and fiscal 2036.
Third-party Operated Fulfillment and Distribution Centers
As of January 31, 2026, we leased and utilized four third-party operated direct channel fulfillment centers in North America, comprising approximately 2 million square feet.
We also utilize six third-party operated regional distribution centers in North America, comprising approximately 1 million square feet, that enable us to position inventory geographically closer to our customers.
International Partner-operated Stores
As of January 31, 2026, our partners operated 573 retail stores in more than 45 international countries.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock is traded on the New York Stock Exchange under the symbol “BBWI.” As of January 31, 2026, the Company had approximately 25,000 stockholders of record. This number excludes persons whose stock is held in nominee or street name by brokers.
Dividend Policy
We paid a quarterly dividend of $0.20 per share during each quarter of 2025. Our Board will determine future dividends after giving consideration to our levels of profit and cash flow, capital requirements, current and forecasted liquidity, the restrictions placed upon us by our borrowing arrangements, the macroeconomic environment as well as financial and other conditions existing at the time. We use cash flow generated from operating and financing activities to fund our dividends. For additional discussion regarding our dividends, see “Liquidity and Capital Resources” included under Item 7. of this Annual Report on Form 10-K.
Performance Graph
The following graph shows the changes, over the past five-year period, in the value of $100 invested at the closing stock price on January 30, 2021, including the reinvestment of dividends, in our common stock, the Standard & Poor’s (“S&P”) 500 Composite Stock Price Index, the S&P 500 Consumer Discretionary Distribution & Retail Index, the S&P MidCap 400 Index and the S&P 400 Consumer Discretionary Sector Index. During 2025, we became a member of the S&P MidCap 400 Index. As a result, we have elected to replace the S&P 500 Index with the S&P MidCap 400 Index, and related Consumer Discretionary indices, in the graph below. In future years, we will no longer provide a comparison to the S&P 500 indices. The Company’s stock prices prior to August 3, 2021 have been adjusted to give effect to the Victoria’s Secret spin-off.

Comparison of Cumulative Five Year Total Return
DOLLARS
250
200
150
100
50
0
1/30/21
1/29/22
1/28/23
2/03/24
2/01/25
01/31/26
Bath & Body Works, Inc.
S&P MidCap 400 Index
S&P 400 Consumer Discretionary Distribution & Retail Index
S&P 500 Index
S&P 500 Consumer Discretionary Distribution & Retail Index

Common Stock Repurchases
The following table provides our repurchases of our common stock during the fourth quarter of 2025:

Fiscal Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
November 2025	3,638	$15.74	3,622	$117,341
December 2025	—	20.24	—	117,341
January 2026	—	21.49	—	117,341
Total	3,638		3,622
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
A discussion regarding our financial condition and results of operations for 2025 compared to 2024 is presented below. A discussion regarding our financial condition and results of operations for 2024 compared to 2023 can be found under Item 7. of our Annual Report on Form 10-K for the year ended February 1, 2025, filed with the SEC on March 14, 2025.
Executive Overview
Our 2025 performance did not meet our expectations. While we believe macroeconomic pressures impacted consumer sentiment throughout the year, we also underperformed in our sector. Accordingly, we took actions to help return the Company to sustainable growth. During the second quarter, we welcomed our new Chief Executive Officer, Daniel Heaf, to the business and, in the third quarter, launched the Consumer First Formula, our multi-year, comprehensive transformation plan to revitalize Bath & Body Works across brand, product and marketplace. The Consumer First Formula invests behind our four largest revenue driving opportunities to try to attract new, younger consumers to the brand, which we expect will help us unlock our next era of sustainable growth:
•Creating Disruptive and Innovative Products: We intend to reestablish best in class product leadership in our hero categories.
•Reigniting the Brand: We expect to invest in marketing to build a brand with cultural currency, showing up in culture through creators, in store visuals and bigger storytelling, creating meaningful emotional connections with consumers.
•Winning in the Marketplace: We plan to expand access and ease of discovery through an enhanced digital experience, third party channels and refreshed in-store merchandising to acquire new and lapsed consumers.

•Operating with Speed and Efficiency: We are working to transform Bath & Body Works to be a faster and more efficient organization by empowering teams, working with focus and agility to prioritize what customers care about most. We have plans to deliver $250 million in cost savings over the next two years, with $175 million expected in fiscal 2026. We expect that these savings will be used to invest in revenue-generating initiatives across product and brand.
Fiscal 2025 Overview
For 2025, total Net Sales were $7,291 million, which decreased $16 million, or 0.2%, compared to 2024. Total North American Net Sales decreased $31 million compared to 2024, due to a decline in transactions mostly offset by increased order size, and International Net Sales increased $15 million. For 2025, Operating Income was $1,126 million, which decreased $140 million, or 11%, compared to 2024, and our Operating Income rate (expressed as a percentage of Net Sales) decreased to 15.4% from 17.3%. The Operating Income results were impacted by an increase in General, Administrative and Store Operating Expenses and a decline in our Gross Profit rate.
For additional information related to our 2025 financial performance, see “Results of Operations – 2025 Compared to 2024.”
Fiscal 2026 Outlook
We expect 2026 to be a year of disciplined investment behind the Consumer First Formula, balancing rigorous cost control with targeted reinvestment intended to position the business for sustainable long-term growth. We are confident in our strategy and our ability to reposition the Company as a premier, global brand. While we anticipate a macroeconomic environment similar to 2025, with continued value-oriented consumer behavior, we are focused on translating our strategy into action as we realign the business to evolving consumer expectations.
Adjusted Financial Information
In addition to our results provided in accordance with GAAP above and throughout this Annual Report on Form 10-K, provided below are non-GAAP measures that present Operating Income, Net Income and Net Income per Diluted Share in 2025 and 2024 on an adjusted basis, which removes certain items. We believe that these items are not indicative of our ongoing operations due to their size and nature. We use adjusted financial information as key performance measures for the purpose of evaluating performance internally. These non-GAAP measures are not intended to replace the presentation of our financial results in accordance with GAAP. Instead, we believe that the presentation of adjusted financial information provides additional information to investors to facilitate the comparison of past and present operations. Further, our definitions of adjusted financial information may differ from similarly titled measures used by other companies.

The table below reconciles our GAAP financial measures to our non-GAAP financial measures:

(in millions, except per share amounts)	2025	2024
Reconciliation of Reported Operating Income to Adjusted Operating Income
Reported Operating Income	$1,126	$1,266
Business Transformation Activities (a)	15	—
Leadership Transition Costs (b)	15	—
Adjusted Operating Income	$1,156	$1,266

Reconciliation of Reported Net Income to Adjusted Net Income
Reported Net Income	$649	$798
Business Transformation Activities (a)	15	—
Leadership Transition Costs (b)	15	—
Gain on Sale of Non-core Asset (c)	(8)	—
Gain on Sales of Easton Investments (d)	—	(39)
Tax Effect of Adjustments	(2)	14
Tax Benefit from Valuation Allowance Release (e)	—	(44)
Adjusted Net Income	$669	$729

Reconciliation of Reported Net Income per Diluted Share to Adjusted Net Income per Diluted Share
Reported Net Income Per Diluted Share	$3.11	$3.61
Business Transformation Activities (a)	0.07	—
Leadership Transition Costs (b)	0.07	—
Gain on Sale of Non-core Asset (c)	(0.04)	—
Gain on Sales of Easton Investments (d)	—	(0.18)
Tax Effect of Adjustments	(0.01)	0.06
Tax Benefit from Valuation Allowance Release (e)	—	(0.20)
Adjusted Net Income Per Diluted Share	$3.21	$3.29
 ________________
(a)In 2025, we recognized aggregate pre-tax costs of $15 million (after-tax costs of $12 million), primarily included in General, Administrative and Store Operating Expenses, resulting from business transformation activities in connection with the Consumer First Formula. These costs are primarily related to severance benefits.
(b)In 2025, we recognized aggregate pre-tax costs of $15 million (after-tax costs of $14 million), included in General, Administrative and Store Operating Expenses, due to the transition of certain members of the leadership team, primarily related to severance benefits.
(c)In 2025, we recognized a pre-tax gain of $8 million (after-tax gain of $6 million), included in Other Income, Net, related to the sale of a non-core asset.
(d)In 2024, we sold our investments in Easton Town Center and Easton Gateway, resulting in an aggregate pre-tax gain of $39 million (after-tax gain of $25 million), included in Other Income, Net. For additional information, see Note 1 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(e)In 2024, we recognized a $44 million tax benefit related to the release of a valuation allowance on a deferred tax asset.
Company-operated Store Data
The following table compares Company-operated store data for 2025 and 2024:

	2025	2024	% Change
Sales per Average Selling Square Foot (a)	$1,026	$1,042	(2%)
Sales per Average Store (in thousands) (a)	$2,921	$2,955	(1%)
Average Store Size (selling square feet)	2,851	2,845	—%
Total Selling Square Feet (in thousands)	5,493	5,391	2%

 ________________
(a)Sales per average selling square foot and sales per average store, which are indicators of store productivity, are calculated based on store sales for the period divided by the average, including the beginning and end of period, of total selling square footage and store count, respectively.
The following table represents Company-operated store data for 2025:

	Stores			Stores
	February 1, 2025	Opened	Closed	January 31, 2026
United States	1,782	94	(62)	1,814
Canada	113	—	—	113
Total	1,895	94	(62)	1,927
Partner-operated Store Data
The following table represents partner-operated store data for 2025:

	Stores			Stores
	February 1, 2025	Opened	Closed	January 31, 2026
International	494	70	(28)	536
International - Travel Retail	35	4	(2)	37
Total International (a)	529	74	(30)	573
________________
(a)Includes store locations only and does not include kiosks, shop-in-shops, gondola or beauty counter locations.
Results of Operations—2025 Compared to 2024
Net Sales
The following table provides Net Sales for 2025 in comparison to 2024:

	2025	2024	% Change
	(in millions)
Stores - U.S. and Canada (a)	$5,582	$5,534	0.9%
Direct - U.S. and Canada	1,395	1,474	(5.4%)
International (b)	314	299	4.9%
Total Net Sales	$7,291	$7,307	(0.2%)
_______________
(a)Results include fulfilled buy online, pickup in store (“BOPIS”) orders.
(b)Results include royalties associated with franchised stores and wholesale sales.
Total Net Sales were $7,291 million and decreased $16 million, or 0.2%, compared to 2024. Direct Net Sales decreased $79 million, or 5.4%, due to a decline in fulfilled orders, which was primarily due to our customers continuing to select our BOPIS option (which is recognized as store Net Sales), partially offset by an increased average order size. Stores Net Sales increased $48 million, or 0.9%, primarily driven by an increase in transactions due to higher BOPIS fulfilled orders and new store growth. International Net Sales increased $15 million, or 4.9%, compared to 2024.
Gross Profit
Our Gross Profit was $3,189 million, which decreased $45 million compared to 2024, and our Gross Profit rate (expressed as a percentage of Net Sales) was 43.7%, which decreased from 44.3% in 2024. Gross Profit dollars decreased due to the decline in the merchandise margin rate, primarily driven by tariffs, partially offset by lower Buying and Occupancy Expenses, which benefited from exiting a third-party fulfillment center in the first quarter of 2025.
The Gross Profit rate decreased due to the lower merchandise margin rate, primarily driven by tariffs, partially offset by the decline in Buying and Occupancy Expenses.

General, Administrative and Store Operating Expenses
The following table provides details for our General, Administrative and Store Operating Expenses for 2025 compared to 2024:

	2025		2024		Change
	(in millions)	% of Net Sales	(in millions)	% of Net Sales	(in millions)	% of Net Sales
Selling Expenses	$1,238	17.0%	$1,191	16.3%	$47	0.7%
Marketing Expenses	255	3.5%	242	3.3%	13	0.2%
General and Administrative Expenses	570	7.8%	535	7.3%	35	0.5%
Total	$2,063	28.3%	$1,968	26.9%	$95	1.4%
Our total General, Administrative and Store Operating Expenses were $2,063 million, which increased $95 million compared to 2024, and the rate (expressed as a percentage of Net Sales) was 28.3%, which increased from 26.9% in 2024. Selling Expenses increased primarily due to higher payroll related costs, mainly driven by investments in wages and new stores, and higher healthcare costs. General and Administrative Expenses increased primarily due to $15 million of costs related to the transition of certain members of the leadership team and $14 million of business transformation activities.
The General, Administrative and Store Operating Expense rate increased primarily due to higher healthcare costs, leadership transition costs, business transformation activities and the increase in payroll related costs, as well as incremental investments in marketing.
Other Income and Expenses
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for 2025 and 2024:

	2025	2024
Average daily borrowings (in millions)	$3,916	$4,273
Average borrowing rate	7.1%	7.3%
Our Interest Expense was $276 million, which decreased $36 million compared to 2024. The decrease was due to lower average daily borrowings and borrowing rate, which were driven by the early extinguishment of outstanding notes in 2024.
Other Income, Net
Our Other Income, Net was $32 million compared to $74 million for 2024. Included in 2025 is an $8 million pre-tax gain on the sale of a non-core asset. Included in 2024 is an aggregate $39 million pre-tax gain on sales of certain Easton investments and the recognition of a $10 million pre-tax loss on extinguishment of outstanding notes. The remaining decrease is primarily due to lower interest income on invested cash in 2025.
Provision for Income Taxes
Our effective tax rate was 26.4% compared to 22.4% in 2024. The 2025 rate was higher than our combined estimated federal and state statutory rate primarily due to accrued interest expense related to unrecognized tax benefits. The 2024 rate was lower than our combined estimated federal and state statutory rate primarily due to the sales of Easton investments, which resulted in the release of a valuation allowance on a deferred tax asset.

FINANCIAL CONDITION
A discussion regarding our financial condition for 2024 compared to 2023 can be found under Item 7. of our Annual Report on Form 10-K for the year ended February 1, 2025, filed with the SEC on March 14, 2025.
Liquidity and Capital Resources
Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements, future common stock and debt repurchases, and capital expenditures. Our cash provided from operations is impacted by our net income and working capital changes. Our net income is impacted by, among other things, sales volume, seasonal sales patterns, success of new product introductions and product and market expansions, profit margins, income taxes and inflationary pressures. Our sales are typically highest during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the summer and fall months as inventory builds in anticipation of the holiday period. Our cash and cash equivalents held by foreign subsidiaries were $210 million as of January 31, 2026.

During 2025, we did not repurchase any of our outstanding senior notes. However, subsequent to January 31, 2026, we issued a notice of redemption for any and all outstanding of our 6.694% Senior Notes due January 2027. We expect the aggregate redemption price to be approximately $289 million, to be paid in the first quarter of fiscal 2026.
We repurchased 15.1 million shares of our common stock for $400 million. We may, from time to time, repurchase, or otherwise retire, additional debt or shares of our common stock, as applicable.
We believe that our current cash position, our cash flows generated from operations and our borrowing capacity under our ABL Facility will be sufficient to meet our liquidity needs, including capital expenditure requirements, for at least the next twelve months.
Debt Leverage Ratio
Our debt leverage ratio is defined as adjusted debt, which includes our short-term and long-term debt as well as total operating lease liabilities, divided by earnings before interest, taxes, depreciation, amortization and rent (“EBITDAR”). EBITDAR is calculated as Total Company Adjusted Operating Income, or Operating Income in periods where there are no adjustments, which excludes interest and taxes, before depreciation, amortization and lease costs. Our debt leverage ratio is a non-GAAP financial measure which we believe is useful to analyze our capital structure. Our debt leverage ratio calculation may not be comparable to similarly-titled measures reported by other companies. Our debt leverage ratio should be evaluated in addition to, and not considered a substitute for, other GAAP financial measures.
The following table provides our debt leverage ratio as of, and for the years ended, January 31, 2026 and February 1, 2025:

	January 31, 2026	February 1, 2025
	(dollars in millions)
Total Debt	$3,892	$3,884
Total Operating Lease Liabilities	1,062	1,075
Adjusted Debt	$4,954	$4,959

Adjusted Operating Income	$1,156	$1,266
Depreciation and Amortization	254	282
Total Lease Costs	437	418
EBITDAR	$1,847	$1,966
Debt Leverage Ratio	2.7	2.5
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
The following table provides our free cash flows for 2025 and 2024:

	2025	2024
	(in millions)
Net Cash Provided by Operating Activities (a)	$1,102	$886
Capital Expenditures	(237)	(226)
Free Cash Flow	$865	$660
________________
(a)Fiscal 2024 includes tax payments of $65 million related to the sales of our investments in Easton Town Center and Easton Gateway.

Cash Flows
The following table provides a summary of our Consolidated Statements of Cash Flows for 2025 and 2024:

	2025	2024
	(in millions)
Cash and Cash Equivalents, Beginning of Year	$674	$1,084
Net Cash Flows Provided by Operating Activities	1,102	886
Net Cash Flows Used for Investing Activities	(227)	(162)
Net Cash Flows Used for Financing Activities	(599)	(1,132)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	3	(2)
Net Increase (Decrease) in Cash and Cash Equivalents	279	(410)
Cash and Cash Equivalents, End of Year	$953	$674
Operating Activities
Net cash provided by operating activities in 2025 was $1,102 million, including net income of $649 million. Net income included depreciation of $254 million, deferred income tax expense of $63 million and share-based compensation expense of $31 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the cash flow benefit in Accounts Payable, Accrued Expenses and Other of $111 million due to our efforts to improve working capital and the $57 million cash flow detriment associated with Income Taxes Payable.
Net cash provided by operating activities in 2024 was $866 million, including net income of $798 million. Net income included depreciation of $282 million, a deferred income tax benefit of $112 million, share-based compensation expense of $40 million and an aggregate pre-tax gain on sales of certain Easton investments of $39 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the $50 million decrease associated with Accounts Payable, Accrued Expenses and Other, the $26 million decrease associated with Inventory and the $23 million decrease associated with Income Taxes Payable.
Investing Activities
Net cash used for investing activities in 2025 was $227 million, primarily related to capital expenditures of $237 million, partially offset by aggregate cash proceeds of $9 million related to the sale of a Non-core asset. The capital expenditures included approximately $140 million related to new off-mall stores and remodels of existing stores, approximately $45 million for various IT projects, primarily to support the growth and profitability of our business, and approximately $25 million related to distribution and logistics capabilities.
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
In 2026, we expect to invest approximately $270 million in capital expenditures, focused on high return real estate, Consumer First Formula investments, largely related to product assortment, and logistics and fulfillment upgrades.
Financing Activities
Net cash used for financing activities in 2025 was $599 million, primarily consisting of $401 million for share repurchases, dividend payments of $0.80 per share, or $167 million and payments on finance leases of $14 million.
Net cash used for financing activities in 2024 was $1,132 million, primarily consisting of $522 million for debt repurchases, $401 million for share repurchases, dividend payments of $0.80 per share, or $177 million, $17 million for payments on finance leases and tax payments of $16 million related to share-based awards.
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

Common Stock Repurchases
Under the authority of our Board, we repurchased shares of our common stock under the following repurchase programs during 2025 and 2024:

Repurchase Program	Amount Authorized	Shares Repurchased		Amount Repurchased		Average Stock Price
		2025	2024	2025	2024	2025	2024
	(in millions)	(in thousands)		(in millions)
February 2022	$1,500	NA	842	NA	$39	NA	$46.08
January 2024	500	460	9,583	$17	361	$37.67	37.70
January 2025	500	14,612	NA	383	NA	26.19	NA
Total		15,072	10,425	$400	$400
There were share repurchases of $1 million reflected in Accounts Payable on the Consolidated Balance Sheet as of February 1, 2025. On February 27, 2025, we cancelled the remaining $121 million authorization available under the January 2024 Program and began repurchasing shares under the January 2025 Program.
The January 2025 Program had $117 million and $500 million of remaining authority as of January 31, 2026 and February 1, 2025, respectively. There were no share repurchases reflected in Accounts Payable on the Consolidated Balance Sheet as of January 31, 2026.
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
We paid the following dividends during 2025 and 2024:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2025
First Quarter	$0.20	$43
Second Quarter	0.20	42
Third Quarter	0.20	41
Fourth Quarter	0.20	41
2025 Total	$0.80	$167
2024
First Quarter	$0.20	$45
Second Quarter	0.20	45
Third Quarter	0.20	44
Fourth Quarter	0.20	43
2024 Total	$0.80	$177
On March 6, 2026, we paid our first quarter 2026 ordinary dividend of $0.20 per share to stockholders of record at the close of business on February 20, 2026.

Long-term Debt and Borrowing Facility
The following table provides our outstanding debt balances, net of unamortized debt issuance costs and discounts, as of January 31, 2026 and February 1, 2025:

	January 31, 2026	February 1, 2025
	(in millions)
Senior Debt with Subsidiary Guarantee
$284 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	$280	$277
$444 million, 5.250% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	444	443
$482 million, 7.500% Fixed Interest Rate Notes due June 2029 (“2029 Notes”)	477	476
$844 million, 6.625% Fixed Interest Rate Notes due October 2030 (“2030 Notes”)	839	838
$802 million, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	797	796
$575 million, 6.750% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	571	571
Total Senior Debt with Subsidiary Guarantee	3,408	3,401
Senior Debt
$284 million, 6.950% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	284	283
$201 million, 7.600% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	200	200
Total Senior Debt	484	483
Total Debt	3,892	3,884
Current Debt	(280)	—
Total Long-term Debt, Net of Current Portion	$3,612	$3,884
Repurchases of Notes
The losses and gains on the extinguishment of debt, which include the write-offs of unamortized issuance costs and discounts, are included in Other Income, Net in the Consolidated Statements of Income. There were no repurchases of outstanding senior notes in 2025.
Subsequent to January 31, 2026, we issued a notice of redemption for any and all outstanding of our 6.694% Senior Notes due January 2027. We expect the aggregate redemption price to be approximately $289 million, and to recognize a pre-tax loss of approximately $9 million in the first quarter of fiscal 2026 as a result of this redemption.
2024 Repurchases
During 2024, we repurchased in the open market and extinguished $200 million principal amount of our outstanding senior notes. The aggregate repurchase price for these notes was $202 million, resulting in an aggregate pre-tax loss of $3 million, including the write-off of unamortized issuance costs and discounts.
During 2024, we also completed a make-whole call to repurchase the remaining $314 million principal amount of our outstanding 2025 Notes. The repurchase price for these notes was $320 million, resulting in a pre-tax loss of $7 million, including the write-off of unamortized issuance costs and discounts.
The following table provides details of the outstanding principal amounts of senior notes repurchased and extinguished during 2024:

2024
(in millions)
2025 Notes	$314
2027 Notes	14
2028 Notes	17
2029 Notes	17
2030 Notes	94
2033 Notes	10
2035 Notes	10
2036 Notes	38
Total	$514

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
Availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on our eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time the outstanding amount under the ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitment, we are required to repay the outstanding amounts under the ABL Facility to the extent of such excess. As of January 31, 2026, our borrowing base was $482 million and we had no borrowings outstanding under the ABL Facility.
The ABL Facility supports our letter of credit program. We had $9 million of outstanding letters of credit as of January 31, 2026 that reduced our availability under the ABL Facility. As of January 31, 2026, our availability under the ABL Facility was $473 million.
As of January 31, 2026, the ABL Facility fees related to committed and unutilized amounts were 0.30% per annum, and the fees related to outstanding letters of credit were 1.25% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was the Term Secured Overnight Financing Rate plus 1.25% per annum. The interest rate on outstanding Canadian dollar-denominated borrowings was the Canadian Overnight Repo Rate Average plus 1.25% per annum.
The ABL Facility requires us to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (i) $70 million or (ii) 10% of the maximum borrowing amount. As of January 31, 2026, we were not required to maintain this ratio.
Credit Ratings
The following table provides our credit ratings as of January 31, 2026:

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

JANUARY 31, 2026 SUMMARIZED BALANCE SHEET	(in millions)
ASSETS
Current Assets (a)	$2,249
Noncurrent Assets	2,403

LIABILITIES
Current Liabilities (b)	$2,793
Noncurrent Liabilities	4,626
 _______________
(a)Includes amounts due from non-Guarantor subsidiaries of $596 million as of January 31, 2026.
(b)Includes amounts due to non-Guarantor subsidiaries of $1,501 million as of January 31, 2026.

2025 SUMMARIZED STATEMENT OF INCOME	(in millions)
Net Sales (a)	$6,911
Gross Profit	2,969
Operating Income	1,040
Income Before Income Taxes	761
Net Income (b)	583
 _______________
(a)Includes Net Sales of $181 million to non-Guarantor subsidiaries.
(b)Includes a Net Loss of $23 million related to transactions with non-Guarantor subsidiaries.

Contingent Liabilities and Contractual Obligations
The following table provides our contractual obligations, aggregated by type, including the maturity profile as of January 31, 2026:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years	Other
	(in millions)
Outstanding Debt (a)	$5,681	$547	$921	$1,714	$2,499	$—
Future Lease Obligations (b)	1,386	278	458	305	345	—
Purchase Obligations (c)	650	518	101	30	1	—
Other Liabilities (d)	159	127	—	—	—	32
Total	$7,876	$1,470	$1,480	$2,049	$2,845	$32
________________
(a)Outstanding Debt obligations relate to our principal and interest payments for outstanding notes and debentures. Interest payments have been estimated based on the coupon rate for fixed rate obligations for the contractual term of the obligation. Interest obligations exclude amounts which have been accrued through January 31, 2026. For additional information, see Note 10 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
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
(d)Other liabilities include future estimated payments associated with unrecognized tax benefits. The “Less Than 1 Year” category includes $127 million of these tax items because it is reasonably possible that the amounts could change in the next 12 months due to audit settlements or resolution of uncertainties. The remaining portion, totaling $32 million, is included in the “Other” category as it is not reasonably possible that the amounts could change in the next 12 months.
Lease Guarantees
In connection with the spin-off of Victoria’s Secret & Co., we had remaining contingent obligations of $215 million as of January 31, 2026 related to lease payments under the current terms of noncancelable leases, primarily related to office space, expiring at various dates through 2037. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the spin-off. Our reserves related to these obligations were not significant for any period presented.
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and may be applied either prospectively or retrospectively. We adopted this standard prospectively in the fourth quarter of 2025. See Note 9 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data for the required disclosures.
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
Management believes that the assumptions used in these estimates are reasonable and appropriate. A 10% increase or decrease in the inventory valuation adjustment would have impacted Net Income by approximately $2 million for 2025. A 10% increase or decrease in the estimated physical inventory loss adjustment would have impacted Net Income by approximately $2 million for 2025.

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
All of our debt as of January 31, 2026 has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. Our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows.

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
Fair Value Measurements
The following table provides a summary of the principal value and estimated fair value of our outstanding debt as of January 31, 2026 and February 1, 2025:

	January 31, 2026	February 1, 2025
	(in millions)
Principal Value	$3,916	$3,916
Fair Value, Estimated (a)	3,964	3,986
________________
(a)The estimated fair values are based on reported transaction prices and are not necessarily indicative of the amounts that we could realize in a current market exchange.
As of January 31, 2026, we believe that the carrying values of our Accounts Receivable, Accounts Payable and Accrued Expenses approximate their fair values because of their short maturities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
BATH & BODY WORKS, INC. ®
Our fiscal year ends on the Saturday nearest to January 31. Fiscal years are designated in the Consolidated Financial Statements and Notes by the calendar year in which the fiscal year commences. The results for fiscal 2025 refer to the 52-week period ended January 31, 2026, fiscal 2024 refers to 52-week period ended February 1, 2025 and fiscal 2023 refers to 53-week period ended February 3, 2024.

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2026. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).
Based on our assessment and the COSO criteria, management believes that the Company maintained effective internal control over financial reporting as of January 31, 2026.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. Ernst & Young LLP’s report appears on the following page and expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of January 31, 2026.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Bath & Body Works, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Bath & Body Works, Inc.’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Bath & Body Works, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2026 and February 1, 2025, the related consolidated statements of income, comprehensive income, total equity (deficit) and cash flows for each of the three years in the period ended January 31, 2026, and the related notes and our report dated March 12, 2026 expressed an unqualified opinion thereon.
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
March 12, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Bath & Body Works, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bath & Body Works, Inc. (the Company) as of January 31, 2026 and February 1, 2025, the related consolidated statements of income, comprehensive income, total equity (deficit) and cash flows for each of the three years in the period ended January 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2026 and February 1, 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 12, 2026 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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
Grandview Heights, Ohio
March 12, 2026

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	2025	2024	2023
Net Sales	$7,291	$7,307	$7,429
Costs of Goods Sold, Buying and Occupancy	(4,102)	(4,073)	(4,193)
Gross Profit	3,189	3,234	3,236
General, Administrative and Store Operating Expenses	(2,063)	(1,968)	(1,951)
Operating Income	1,126	1,266	1,285
Interest Expense	(276)	(312)	(345)
Other Income, Net	32	74	81
Income Before Income Taxes	882	1,028	1,021
Provision for Income Taxes	(233)	(230)	(143)
Net Income	$649	$798	$878
Net Income per Basic Share	$3.12	$3.62	$3.86
Net Income per Diluted Share	$3.11	$3.61	$3.84

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	2025	2024	2023
Net Income	$649	$798	$878
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	8	(8)	(2)
Unrealized Gain (Loss) on Cash Flow Hedges	(3)	5	1
Reclassification of Cash Flow Hedges to Earnings	(2)	(1)	(2)
Total Other Comprehensive Income (Loss), Net of Tax	3	(4)	(3)
Total Comprehensive Income	$652	$794	$875

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value amounts)

	January 31, 2026	February 1, 2025
ASSETS
Current Assets:
Cash and Cash Equivalents	$953	$674
Accounts Receivable, Net	180	205
Inventories	699	734
Easton Assets Held for Sale	81	96
Other	106	114
Total Current Assets	2,019	1,823
Property and Equipment, Net	1,127	1,127
Operating Lease Assets	941	949
Goodwill	628	628
Trade Name	165	165
Deferred Income Taxes	112	130
Other Assets	77	50
Total Assets	$5,069	$4,872
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$465	$338
Accrued Expenses and Other	579	584
Current Debt	280	—
Current Operating Lease Liabilities	195	192
Income Taxes	72	117
Total Current Liabilities	1,591	1,231
Deferred Income Taxes	65	24
Long-term Debt	3,612	3,884
Long-term Operating Lease Liabilities	867	883
Other Long-term Liabilities	213	233
Shareholders’ Equity (Deficit):
Preferred Stock—$1.00 par value; 10 shares authorized; none issued	—	—
Common Stock—$0.50 par value; 1,000 shares authorized; 216 and 231 shares issued; 201 and 216 shares outstanding, respectively	108	115
Paid-in Capital	794	829
Accumulated Other Comprehensive Income	74	71
Retained Earnings (Accumulated Deficit)	(1,435)	(1,578)
Less: Treasury Stock, at Average Cost; 15 and 15 shares, respectively	(822)	(822)
Total Shareholders’ Equity (Deficit)	(1,281)	(1,385)
Noncontrolling Interest	2	2
Total Equity (Deficit)	(1,279)	(1,383)
Total Liabilities and Equity (Deficit)	$5,069	$4,872

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions, except per share amounts)

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, January 28, 2023	229	$122	$817	$78	$(2,401)	$(822)	$1	$(2,205)
Net Income	—	—	—	—	878	—	—	878
Other Comprehensive Loss	—	—	—	(3)	—	—	—	(3)
Total Comprehensive Income	—	—	—	(3)	878	—	—	875
Cash Dividends ($0.80 per share)	—	—	—	—	(182)	—	—	(182)
Repurchases of Common Stock	(4)	—	—	—	—	(149)	—	(149)
Treasury Share Retirement	—	(2)	(14)	—	(133)	149	—	—
Share-based Compensation and Other	—	—	35	—	—	—	—	35
Balance, February 3, 2024	225	$120	$838	$75	$(1,838)	$(822)	$1	$(1,626)
Net Income	—	—	—	—	798	—	—	798
Other Comprehensive Loss	—	—	—	(4)	—	—	—	(4)
Total Comprehensive Income	—	—	—	(4)	798	—	—	794
Cash Dividends ($0.80 per share)	—	—	—	—	(177)	—	—	(177)
Repurchases of Common Stock	(10)	—	—	—	—	(400)	—	(400)
Treasury Share Retirement	—	(5)	(34)	—	(361)	400	—	—
Share-based Compensation and Other	1	—	25	—	—	—	1	26
Balance, February 1, 2025	216	$115	$829	$71	$(1,578)	$(822)	$2	$(1,383)
Net Income	—	—	—	—	649	—	—	649
Other Comprehensive Income	—	—	—	3	—	—	—	3
Total Comprehensive Income	—	—	—	3	649	—	—	652
Cash Dividends ($0.80 per share)	—	—	—	—	(167)	—	—	(167)
Repurchases of Common Stock	(15)	—	—	—	—	(400)	—	(400)
Treasury Share Retirement	—	(7)	(54)	—	(339)	400	—	—
Share-based Compensation and Other	—		19	—	—	—	—	19
Balance, January 31, 2026	201	$108	$794	$74	$(1,435)	$(822)	$2	$(1,279)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	2025	2024	2023
Operating Activities
Net Income	$649	$798	$878
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation of Long-lived Assets	254	282	269
Share-based Compensation Expense	31	40	43
Gain on Sale of Non-core Asset	(8)	—	—
Gain on Sales of Easton Investments	—	(39)	—
Loss (Gain) on Extinguishment of Debt	—	10	(34)
Deferred Income Taxes	63	(112)	(128)
Impairment of Equity Method Investment	—	—	8
Changes in Assets and Liabilities:
Accounts Receivable	25	18	2
Inventories	37	(26)	(2)
Accounts Payable, Accrued Expenses and Other	111	(50)	(109)
Income Taxes Payable	(57)	(23)	34
Other Assets and Liabilities	(3)	(12)	(7)
Net Cash Provided by Operating Activities	$1,102	$886	$954

Investing Activities
Capital Expenditures	$(237)	$(226)	$(298)
Proceeds from Sale of Non-core Asset	9	—	—
Proceeds from Sales of Easton Investments, Net of Fees Paid	—	40	—
Other Investing Activities	1	24	12
Net Cash Used for Investing Activities	$(227)	$(162)	$(286)

Financing Activities
Payments for Long-term Debt	$—	$(522)	$(447)
Repurchases of Common Stock	(401)	(401)	(148)
Dividends Paid	(167)	(177)	(182)
Payments of Finance Lease Obligations	(14)	(17)	(15)
Tax Payments related to Share-based Awards	(8)	(16)	(11)
Other Financing Activities	(9)	1	(12)
Net Cash Used for Financing Activities	$(599)	$(1,132)	$(815)

Effects of Exchange Rate Changes on Cash and Cash Equivalents	$3	$(2)	$(1)
Net Increase (Decrease) in Cash and Cash Equivalents	279	(410)	(148)
Cash and Cash Equivalents, Beginning of Year	674	1,084	1,232
Cash and Cash Equivalents, End of Year	$953	$674	$1,084

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Bath & Body Works, Inc. (the “Company”) is a global leader in personal care and home fragrance. The Company sells merchandise through its retail stores in the United States of America (“U.S.”) and Canada, and through its e-commerce sites and other channels. The Company’s international business is conducted through franchise, license and wholesale partners.
Fiscal Year
The Company utilizes the retail calendar for reporting and its fiscal year ends on the Saturday nearest to January 31. As a result, “2025” refers to the 52-week period ended January 31, 2026, “2024” refers to the 52-week period ended February 1, 2025 and “2023” refers to the 53-week period ended February 3, 2024.
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
Advertising Costs
Advertising and marketing costs are expensed at the time the promotion first appears in media, in the store or when the advertising is mailed. Advertising and marketing costs totaled $255 million for 2025, $242 million for 2024 and $180 million for 2023.

Property and Equipment
The Company’s Property and Equipment are recorded at cost and depreciation is computed on a straight-line basis using the following depreciable life ranges:

Category of Property and Equipment	Depreciable Life Range
Hardware and Software, including software developed for internal use	3 - 5 years
Store-related furniture, fixtures and equipment	3 - 10 years
Leasehold improvements	Shorter of lease term or 10 years
Non-store related building and site improvements, furniture, fixtures and equipment	5 - 15 years
Buildings	30 years
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
Cloud Computing Arrangements
Costs incurred to implement cloud computing service arrangements hosted by third-party vendors are capitalized when incurred during the application development phase and amortized on a straight-line basis over the expected term of the related cloud service, which is generally three years. Capitalized amounts related to such arrangements are recorded within Other Current Assets and Other Assets on the Consolidated Balance Sheets and changes in cloud computing arrangement implementation costs are classified within Operating Activities in the Consolidated Statements of Cash Flows. Cloud computing assets and related amortization were not significant for any period presented.
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
The following table provides the Company’s SCF program activity for the year ended January 31, 2026:

2025
(in millions)
Obligations Outstanding as of February 1, 2025	$7
Invoices Confirmed during the Year	753
Confirmed Invoices Paid during the Year	(645)
Obligations Outstanding as of January 31, 2026	$115

Easton Investments
The Company has land and other investments in Easton, a planned community in Columbus, Ohio, that integrates office, hotel, retail, residential and recreational space. Beginning in the fourth quarter of 2024, certain of these investments met all of the required criteria for held for sale presentation, which requires assets to be reported at the lower of their carrying value or fair value less costs to sell. The investments classified as held for sale, consisting primarily of undeveloped land, are reported at their carrying value, which was $81 million and $96 million as of January 31, 2026 and February 1, 2025, respectively, within Current Assets on the Consolidated Balance Sheets.
During the second quarter of 2025, the Company changed its plan of sale for its Easton investments, causing certain of these investments to no longer meet the held for sale criteria. As a result of this change, the Company reclassified $17 million of carrying value from Current Assets to long-term Other Assets during the second quarter of 2025. The Company’s Easton investments not presented as held for sale and reported in Other Assets were $38 million and $26 million as of January 31, 2026 and February 1, 2025, respectively.
Previously included in the Company’s Easton investments were equity interests in Easton Town Center, LLC (“ETC”) and Easton Gateway, LLC (“EG”), entities that own and develop commercial entertainment and shopping centers. The Company’s investments in ETC and EG were accounted for using the equity method of accounting. In the second quarter of 2024, the Company sold its entire interest in the business associated with EG and its entire interest in ETC. The Company received aggregate cash proceeds, net of fees paid, of $40 million as a result of these sales, and recognized an aggregate pre-tax gain of $39 million, which is included in Other Income, Net, in the 2024 Consolidated Statement of Income.
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
Self-Insurance
The Company is self-insured for medical, workers’ compensation, property, general liability and automobile liability up to certain stop-loss limits in certain cases. Such costs are accrued based on known claims and an estimate of incurred but not reported (“IBNR”) claims. IBNR claims are estimated using historical claim information and actuarial estimates.
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
Costs of Goods Sold, Buying and Occupancy
The Company’s Costs of Goods Sold include merchandise costs, net of discounts and allowances, freight, tariffs and inventory shrinkage. The Company’s Buying and Occupancy Expenses primarily include; occupancy costs, including rent, common area maintenance, real estate taxes, utilities, maintenance, and fulfillment expenses; depreciation for the Company’s retail stores, warehouses, fulfillment facilities and equipment; and payroll, benefit costs and operating expenses for its buying departments and distribution network.
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
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company adopted this standard prospectively in the fourth quarter of 2025. Refer to Note 9 for the required disclosures.
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
2. Revenue Recognition
Accounts receivable, net from revenue-generating activities were $66 million as of January 31, 2026 and $81 million as of February 1, 2025. These accounts receivable primarily relate to amounts due from the Company’s franchise, license and wholesale partners. Under these arrangements, payment terms are typically 45 to 75 days.
The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty points and rewards, and direct channel shipments not received by the customer, which are all impacted by seasonal and holiday-related sales patterns. Deferred revenue, which is recorded within Accrued Expenses and Other on the Consolidated Balance Sheets, was $223 million as of January 31, 2026 and $197 million as of February 1, 2025. The Company recognized $125 million as revenue in 2025 from amounts recorded as deferred revenue at the beginning of the Company’s fiscal year.
The following table provides a disaggregation of Net Sales for 2025, 2024 and 2023:

	2025	2024	2023
	(in millions)
Stores - U.S. and Canada (a)	$5,582	$5,534	$5,507
Direct - U.S. and Canada	1,395	1,474	1,582
International (b)	314	299	340
Total Net Sales	$7,291	$7,307	$7,429
_______________
(a)Results include fulfilled buy online pick up in store orders.
(b)Results include royalties associated with franchised stores and wholesale sales.
The Company’s Net Sales outside of the U.S. include sales from Company-operated stores and its e-commerce site in Canada, royalties associated with franchised stores and wholesale sales. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s Net Sales outside of the U.S. totaled $707 million in 2025, $691 million in 2024 and $723 million in 2023.
3. Net Income Per Share
Net Income per Basic Share is computed based on the weighted-average number of common shares outstanding. Net Income per Diluted Share includes the weighted-average effect of dilutive restricted share units, performance share units and stock options (collectively, “Dilutive Awards”) on the weighted-average common shares outstanding.
The following table provides the weighted-average shares utilized for the calculation of Net Income per Basic and Diluted Share for 2025, 2024 and 2023:

	2025	2024	2023
	(in millions)
Common Shares	223	235	243
Treasury Shares	(15)	(15)	(15)
Basic Shares	208	220	228
Effect of Dilutive Awards	1	1	1
Diluted Shares	209	221	229
Anti-dilutive Awards (a)	—	1	—
________________
(a)These awards were excluded from the calculation of Net Income per Diluted Share because their inclusion would have been anti-dilutive.

4. Inventories
The following table provides details of Inventories as of January 31, 2026 and February 1, 2025:

	January 31, 2026	February 1, 2025
	(in millions)
Finished Goods Merchandise	$545	$589
Raw Materials and Merchandise Components	154	145
Total Inventories	$699	$734

5. Long-lived Assets
The following table provides details of Property and Equipment, Net as of January 31, 2026 and February 1, 2025:

	January 31, 2026	February 1, 2025
	(in millions)
Land and Improvements	$92	$87
Buildings and Improvements	327	323
Furniture, Fixtures, Software and Equipment	1,974	1,879
Leasehold Improvements	934	891
Construction in Progress	36	37
Total	3,363	3,217
Accumulated Depreciation and Amortization	(2,236)	(2,090)
Property and Equipment, Net	$1,127	$1,127
Depreciation expense was $254 million in 2025, $282 million in 2024 and $269 million in 2023. Capital Expenditures of $34 million and $24 million remained unpaid as of January 31, 2026 and February 1, 2025, respectively.
The Company’s internationally-based long-lived assets, including operating lease assets, were $138 million as of January 31, 2026 and $131 million as of February 1, 2025.
6. Leases
The following table provides the components of lease cost for operating leases for 2025, 2024 and 2023:

	2025	2024	2023
	(in millions)
Operating Lease Costs	$280	$267	$254
Variable Lease Costs	108	108	107
Short-term Lease Costs	49	43	41
Total Lease Cost	$437	$418	$402
The following table provides future maturities of operating lease liabilities as of January 31, 2026:

Fiscal Year	(in millions)
2026	$250
2027	228
2028	191
2029	158
2030	126
Thereafter	317
Total Lease Payments	1,270
Less: Interest	(208)
Present Value of Operating Lease Liabilities	$1,062
The Company accounts for all fixed consideration in a lease as a single lease component. Therefore, the payments used to measure the lease liability include fixed minimum rentals along with fixed operating costs such as common area maintenance and utilities.
As of January 31, 2026, the Company had additional operating lease commitments that have not yet commenced of $43 million.

The following table provides the weighted-average remaining lease term and discount rate for operating lease liabilities as of January 31, 2026 and February 1, 2025:

	January 31, 2026	February 1, 2025
Weighted-average Remaining Lease Term (years)	6.2	6.1
Weighted-average Discount Rate	5.7%	5.8%
The following table provides supplemental cash flow information related to the Company’s operating leases for 2025, 2024 and 2023:

	2025	2024	2023
	(in millions)
Cash paid for Operating Lease Liabilities (a)	$287	$279	$280
Lease Assets obtained as a result of new or modified Lease Liabilities, net of terminations	193	91	185
 ________________
(a)These payments are included within the Operating Activities section of the Consolidated Statements of Cash Flows.
Finance Leases
The Company leases certain fulfillment equipment under finance leases that expire at various dates through 2030. The Company records finance lease assets, net of accumulated amortization, in Property and Equipment, Net on the Consolidated Balance Sheets. Additionally, the Company records finance lease liabilities in Accrued Expenses and Other and Other Long-term Liabilities on the Consolidated Balance Sheets. Finance lease costs are comprised of the straight-line amortization of the lease asset and the accretion of interest expense under the effective interest method. The Company’s finance lease costs, assets and liabilities were not significant for any period presented.
7. Intangible Assets
Goodwill
The Company’s Goodwill was $628 million as of January 31, 2026 and February 1, 2025.
The Company performed its qualitative goodwill impairment assessments as of January 31, 2026 and February 1, 2025 and determined that it was not more likely than not that fair value was less than carrying value (including goodwill) as of both dates.
Trade Name
The Company’s Trade Name was $165 million as of January 31, 2026 and February 1, 2025.
The Company performed its impairment assessments of the Trade Name as of January 31, 2026 and February 1, 2025, utilizing the relief from royalty method under the income approach, and determined that its fair value was greater than its carrying value as of both dates.
8. Other Assets and Liabilities
The following table provides additional information about the composition of Other Current Assets as of January 31, 2026 and February 1, 2025:

	January 31, 2026	February 1, 2025
	(in millions)
Prepaid Expenses	$81	$79
Other	25	35
Total Other Current Assets	$106	$114

The following table provides additional information about the composition of Accrued Expenses and Other as of January 31, 2026 and February 1, 2025:

	January 31, 2026	February 1, 2025
	(in millions)
Deferred Revenue	$223	$197
Compensation, Payroll Taxes and Benefits	63	78
Interest	62	63
Taxes, Other than Income	22	23
Rent	25	29
Accrued Claims on Self-insured Activities	34	34
Accrued Marketing	9	33
Other	141	127
Total Accrued Expenses and Other	$579	$584
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
The following table provides the components of the Company’s Income Before Income Taxes for 2025, 2024 and 2023:

	2025	2024	2023
	(in millions)
U.S.	$817	$962	$937
Non-U.S.	65	66	84
Income Before Income Taxes	$882	$1,028	$1,021
The following table provides the components of the Company’s Provision for Income Taxes for 2025, 2024 and 2023:

	2025	2024	2023
	(in millions)
Current:
U.S. Federal	$127	$281	$214
U.S. State	35	54	49
Non-U.S.	8	8	7
Total	170	343	270
Deferred:
U.S. Federal	41	(121)	(19)
U.S. State	2	(6)	(2)
Non-U.S.	20	14	(106)
Total	63	(113)	(127)
Provision for Income Taxes	$233	$230	$143

The following table provides the reconciliation between the statutory federal income tax rate and the effective tax rate for 2025:

	2025
	(in millions)	%
Provision for Income Taxes at U.S. Federal Statutory Tax Rate	$185	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect (a)	34	3.8%
Foreign Tax Effects	14	1.6%
Effect of Cross-Border Tax Laws	(3)	(0.3%)
Tax Credits	(3)	(0.3%)
Changes in Valuation Allowances	1	0.1%
Nontaxable or Nondeductible Items	5	0.5%
Changes in Unrecognized Tax Benefits	—	—%
Effective Tax Rate	$233	26.4%
 ________________
(a) State and local taxes in California, New York, Illinois, New Jersey, Tennessee, Florida, and Pennsylvania contributed to the majority of the tax effect in this category.
The following table provides the reconciliation between the statutory federal income tax rate and the effective tax rate for 2024 and 2023:

	2024	2023
Federal Income Tax Rate	21.0%	21.0%
State Income Taxes, Net of Federal Income Tax Effect	4.4%	4.0%
Impact of Non-U.S. Operations	0.9%	0.2%
Change in Valuation Allowance	(4.2%)	(11.0%)
Share-based Compensation	—%	0.1%
Uncertain Tax Positions	0.3%	—%
Other Items, Net	—%	(0.4%)
Effective Tax Rate	22.4%	13.9%
Deferred Taxes
Deferred tax assets and liabilities represent the future effects on income taxes resulting from temporary differences and carryforwards at the end of the respective year.
The following table provides the effect of temporary differences that cause deferred income taxes as of January 31, 2026 and February 1, 2025:

	January 31, 2026			February 1, 2025
	Assets	Liabilities	Total	Assets	Liabilities	Total
	(in millions)
Loss Carryforwards	$338	$—	$338	$367	$—	$367
Leases	248	(236)	12	260	(247)	13
Capitalized Research and Development	—	—	—	37	—	37
Share-based Compensation	8	—	8	8	—	8
Property and Equipment	10	(130)	(120)	7	(122)	(115)
Trade Names	—	(38)	(38)	—	(38)	(38)
Other, Net	62	(12)	50	55	(11)	44
Valuation Allowance	(203)	—	(203)	(210)	—	(210)
Total Deferred Income Taxes	$463	$(416)	$47	$524	$(418)	$106
As of January 31, 2026, the Company had loss carryforwards of $338 million, of which $237 million had an indefinite carryforward. The remainder of the U.S. and non-U.S. carryforwards, if unused, will expire at various dates from 2026 through 2040 and 2033 through 2041, respectively. For certain jurisdictions where the Company has determined that it is more likely than not that the loss carryforwards will not be realized, a valuation allowance has been provided on those loss carryforwards as well as other net deferred tax assets.
The following table provides the components of the Company's income tax payments (net of refunds received) for 2025, 2024 and 2023:

	2025	2024	2023
	(in millions)
U.S. Federal	$177	$294	$181
U.S. State	36	50	45
Non-U.S.	10	7	5
Income Tax Payments	$223	$351	$231
Uncertain Tax Positions
The following table summarizes the activity related to the Company’s unrecognized tax benefits for U.S. federal, state and non-U.S. tax jurisdictions for 2025, 2024 and 2023, without interest and penalties:

	2025	2024	2023
	(in millions)
Gross Unrecognized Tax Benefits, as of the Beginning of the Fiscal Year	$149	$145	$149
Increases to Unrecognized Tax Benefits for Prior Years	—	1	1
Decreases to Unrecognized Tax Benefits for Prior Years	—	(3)	(7)
Increases to Unrecognized Tax Benefits as a Result of Current Year Activity	4	12	5
Decreases to Unrecognized Tax Benefits Relating to Settlements with Taxing Authorities	(14)	—	(1)
Decreases to Unrecognized Tax Benefits as a Result of a Lapse of the Applicable Statute of Limitations	(8)	(6)	(2)
Gross Unrecognized Tax Benefits, as of the End of the Fiscal Year	$131	$149	$145
Of the total gross unrecognized tax benefits, approximately $75 million, $91 million and $131 million, at January 31, 2026, February 1, 2025, and February 3, 2024, respectively, represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. These amounts are net of the offsetting tax effects from other tax jurisdictions.
The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. The Company recognized an income tax expense from interest and penalties of approximately $6 million for 2025, $11 million for 2024 and $9 million for 2023. The Company had accrued $36 million and $30 million for the payment of interest and penalties as of January 31, 2026 and February 1, 2025, respectively. Accrued interest and penalties are included within Other Long-term Liabilities on the Consolidated Balance Sheets.
The Company files U.S. federal income tax returns as well as income tax returns in various states and in non-U.S. jurisdictions. The Company is a participant in the Compliance Assurance Process, which is a program made available by the Internal Revenue Service (“IRS”) to certain qualifying large taxpayers, under which participants work collaboratively with the IRS to identify and resolve potential tax issues through open, cooperative and transparent interaction prior to the annual filing of their federal income tax returns. The IRS is currently examining the Company’s 2020 to 2025 consolidated U.S. federal income tax returns.
The Company is also subject to various state and local income tax examinations for the years 2018 to 2024. Finally, the Company is subject to multiple non-U.S. tax jurisdiction examinations for the years 2021 to 2023. In some situations, the Company determines that it does not have a filing requirement in a particular tax jurisdiction. Where no return has been filed, no statute of limitations applies. Accordingly, if a tax jurisdiction reaches a conclusion that a filing requirement does exist, additional years may be reviewed by the tax authority. The Company believes it has appropriately accounted for uncertainties related to this issue.

10. Long-term Debt and Borrowing Facility
The following table provides the Company’s outstanding debt balances, net of unamortized debt issuance costs and discounts, as of January 31, 2026 and February 1, 2025:

	January 31, 2026	February 1, 2025
	(in millions)
Senior Debt with Subsidiary Guarantee
$284 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	$280	$277
$444 million, 5.250% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	444	443
$482 million, 7.500% Fixed Interest Rate Notes due June 2029 (“2029 Notes”)	477	476
$844 million, 6.625% Fixed Interest Rate Notes due October 2030 (“2030 Notes”)	839	838
$802 million, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	797	796
$575 million, 6.750% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	571	571
Total Senior Debt with Subsidiary Guarantee	3,408	3,401
Senior Debt
$284 million, 6.950% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	284	283
$201 million, 7.600% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	200	200
Total Senior Debt	484	483
Total Debt	3,892	3,884
Current Debt	(280)	—
Total Long-term Debt, Net of Current Portion	$3,612	$3,884
The following table provides principal payments due on outstanding debt in the next five fiscal years and the remaining years thereafter:

Fiscal Year	(in millions)
2026	$284
2027	—
2028	444
2029	482
2030	844
Thereafter	1,862
Cash paid for interest was $263 million in 2025, $289 million in 2024 and $346 million in 2023.
Repurchases of Notes
The losses and gains on the extinguishment of debt, which include the write-offs of unamortized issuance costs and discounts, are included in Other Income, Net in the Consolidated Statements of Income. There were no repurchases of outstanding senior notes in 2025.
2024 Repurchases
During 2024, the Company repurchased in the open market and extinguished $200 million principal amount of its outstanding senior notes. The aggregate repurchase price for these notes was $202 million, resulting in an aggregate pre-tax loss of $3 million, including the write-off of unamortized issuance costs and discounts.
During 2024, the Company also completed a make-whole call to repurchase the remaining $314 million principal amount of its outstanding 2025 Notes. The repurchase price for these notes was $320 million, resulting in a pre-tax loss of $7 million, including the write-off of unamortized issuance costs and discounts.

The following table provides details of the outstanding principal amounts of senior notes repurchased and extinguished during 2024:

2024
(in millions)
2025 Notes	$314
2027 Notes	14
2028 Notes	17
2029 Notes	17
2030 Notes	94
2033 Notes	10
2035 Notes	10
2036 Notes	38
Total	$514
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
Availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on the Company’s eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time the outstanding amount under the ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitment, the Company is required to repay the outstanding amounts under the ABL Facility to the extent of such excess. As of January 31, 2026, the Company’s borrowing base was $482 million and it had no borrowings outstanding under the ABL Facility.
The ABL Facility supports the Company’s letter of credit program. The Company had $9 million of outstanding letters of credit as of January 31, 2026 that reduced its availability under the ABL Facility. As of January 31, 2026, the Company’s availability under the ABL Facility was $473 million.
As of January 31, 2026, the ABL Facility fees related to committed and unutilized amounts were 0.30% per annum, and the fees related to outstanding letters of credit were 1.25% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was the Term Secured Overnight Financing Rate plus 1.25% per annum. The interest rate on outstanding Canadian dollar-denominated borrowings was the Canadian Overnight Repo Rate Average plus 1.25% per annum.
The ABL Facility requires the Company to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (i) $70 million or (ii) 10% of the maximum borrowing amount. As of January 31, 2026, the Company was not required to maintain this ratio.
11. Fair Value Measurements
The following table provides a summary of the principal value and estimated fair value of the Company’s outstanding debt as of January 31, 2026 and February 1, 2025:

	January 31, 2026	February 1, 2025
	(in millions)
Principal Value	$3,916	$3,916
Fair Value, Estimated (a)	3,964	3,986
________________
(a)The estimated fair value of the Company’s debt is based on reported transaction prices, which are considered Level 2 inputs in accordance with ASC 820. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.
Management believes that the carrying values of the Company’s Accounts Receivable, Accounts Payable and Accrued Expenses approximate their fair values as of January 31, 2026 because of their short maturities.

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
Lease Guarantees
In connection with the spin-off of Victoria’s Secret & Co., the Company had remaining contingent obligations of $215 million as of January 31, 2026 related to lease payments under the current terms of noncancelable leases, primarily related to office space, expiring at various dates through 2037. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the spin-off. The Company’s reserves related to these obligations were not significant for any period presented.
13. Shareholders’ Equity (Deficit)
Common Stock Repurchases and Retirements
Under the authority of the Company’s Board, the Company repurchased shares of its common stock under the following repurchase programs during 2025 and 2024:

Repurchase Program	Amount Authorized	Shares Repurchased		Amount Repurchased		Average Stock Price
		2025	2024	2025	2024	2025	2024
	(in millions)	(in thousands)		(in millions)
February 2022	$1,500	NA	842	NA	$39	NA	$46.08
January 2024	500	460	9,583	$17	361	$37.67	37.70
January 2025	500	14,612	NA	383	NA	26.19	NA
Total		15,072	10,425	$400	$400

There were share repurchases of $1 million reflected in Accounts Payable on the Consolidated Balance Sheet as of February 1, 2025. On February 27, 2025, the Company cancelled the remaining $121 million authorization available under the January 2024 Program and began repurchasing shares under the January 2025 Program.
The January 2025 Program had $117 million and $500 million of remaining authority as of January 31, 2026 and February 1, 2025, respectively. There were no share repurchases reflected in Accounts Payable on the Consolidated Balance Sheet as of January 31, 2026.
Shares repurchased under these programs are retired and cancelled upon repurchase. As a result, the Company retired the 15.072 million and 10.425 million shares repurchased during 2025 and 2024, respectively.

Dividends
The Company paid the following dividends during 2025, 2024 and 2023:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2025
First Quarter	$0.20	$43
Second Quarter	0.20	42
Third Quarter	0.20	41
Fourth Quarter	0.20	41
2025 Total	$0.80	$167
2024
First Quarter	$0.20	$45
Second Quarter	0.20	45
Third Quarter	0.20	44
Fourth Quarter	0.20	43
2024 Total	$0.80	$177
2023
First Quarter	$0.20	$46
Second Quarter	0.20	46
Third Quarter	0.20	45
Fourth Quarter	0.20	45
2023 Total	$0.80	$182
On March 6, 2026, the Company paid its first quarter 2026 ordinary dividend of $0.20 per share to stockholders of record at the close of business on February 20, 2026.
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
Under the Plans, 206 million options, restricted and unrestricted shares have been authorized to be granted to associates and directors. There were 10 million shares of common stock available for future issuance under the Plans as of January 31, 2026.
Income Statement Impacts
The following table provides Share-based Compensation Expense included in the Consolidated Statements of Income for 2025, 2024 and 2023:

	2025	2024	2023
	(in millions)
Costs of Goods Sold, Buying and Occupancy	$9	$11	$13
General, Administrative and Store Operating Expenses	22	29	30
Total Share-based Compensation Expense	$31	$40	$43
The Company recognized incremental tax expense associated with share-based compensation of $2 million in 2025 and $1 million for 2023. There was no incremental tax expense associated with share-based compensation in 2024.

Restricted Stock Units and Performance Share Units
The following table provides the Company’s restricted stock unit and performance share unit activity on a combined basis for the year ended January 31, 2026:

	Number of Shares	Weighted-average Grant Date Fair Value
	(in thousands)
Unvested as of February 1, 2025	2,195	$41.69
Granted	1,762	27.80
Vested	(904)	41.86
Cancelled	(638)	35.92
Unvested as of January 31, 2026	2,415	$33.06
The fair value of restricted stock unit and performance share unit awards is generally based on the market value of the Company’s common stock on the grant date adjusted for anticipated dividend yields. The weighted-average estimated fair value of awards granted was $27.80 per share for 2025, $44.65 per share for 2024 and $35.93 per share for 2023.
The Company’s total intrinsic value of awards that vested was $28 million for 2025, $50 million for 2024 and $31 million for 2023. The Company’s total fair value at grant date of awards that vested was $38 million for 2025, $48 million for 2024 and $36 million 2023.
Tax benefits realized from tax deductions associated with awards that vested were $4 million for 2025, $8 million for 2024 and $6 million for 2023.
As of January 31, 2026, there was $29 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock and performance share units. This cost is expected to be recognized over a weighted-average period of 1.9 years.
15. Segment Reporting
The Company is managed at the consolidated level and therefore operates and reports as a single segment. The Company’s Chief Executive Officer is its Chief Operating Decision Maker (“CODM”), and the measure of profitability included in the financial information regularly provided to the CODM is total Company Adjusted Operating Income, or Operating Income in periods where there are no adjustments. The Company’s CODM assesses Adjusted Operating Income performance in comparison to forecasts and historical results to make decisions on the reinvestment of profits into the business and capital allocation strategies.
The following table illustrates significant segment expenses that were regularly provided to the CODM in 2025, 2024, and 2023:

	2025	2024	2023
	(in millions)
Net Sales	$7,291	$7,307	$7,429
Adjusted Costs of Goods Sold	(2,930)	(2,880)	(2,970)
Buying and Occupancy	(1,171)	(1,193)	(1,223)
Selling Expenses	(1,238)	(1,191)	(1,177)
Marketing Expenses	(255)	(242)	(189)
Adjusted General and Administrative Expenses	(541)	(535)	(585)
Adjusted Operating Income	1,156	1,266	1,285
Business Transformation Activities (a)	(15)	—	—
Leadership Transition Costs (b)	(15)	—	—
Reported Operating Income	$1,126	$1,266	$1,285
________________
(a)In 2025, the Company recognized aggregate pre-tax costs of $15 million, resulting from business transformation activities, and primarily related to severance benefits, in connection with the Consumer First Formula, of which $1 million and $14 million were excluded from Costs of Goods Sold and General and Administrative Expenses, respectively, in the Adjusted Operating Income details provided to the CODM.

(b)In 2025, the Company recognized aggregate pre-tax costs of $15 million due to the transition of certain members of the leadership team, primarily related to severance benefits, which were excluded from General and Administrative Expenses in the Adjusted Operating Income details provided to the CODM.
As a single reportable segment entity, the other disclosures required by ASC 280, Segment Reporting, can be found in the Company’s Consolidated Financial Statements and the Notes thereto, including the Company’s measure of segment assets, which is total consolidated assets.

16. Subsequent Events
Subsequent to January 31, 2026, the Company received cash proceeds of $88 million, net of legal fees, related to the favorable settlement of payment card interchange fee litigation.
Subsequent to January 31, 2026, the Company issued notice of redemption for any and all outstanding of its 6.694% Senior Notes due January 2027. The Company expects the aggregate redemption price to be approximately $289 million, and to recognize a pre-tax loss of approximately $9 million in the first quarter of fiscal 2026 as a result of this redemption.
Subsequent to January 31, 2026, the Company recognized a tax benefit of $62 million, due to the resolution of certain tax matters.

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
Management’s Report on Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting as of January 31, 2026 is set forth in Item 8. Financial Statements and Supplementary Data.
Attestation Report of the Registered Public Accounting Firm. The Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting as of January 31, 2026 is set forth in Item 8. Financial Statements and Supplementary Data.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred in the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
Securities Trading Plans of Directors and Executive Officers
None of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2025.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information required by Item 10 regarding our directors, executive officers and corporate governance is included in our Proxy Statement related to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference. Information regarding compliance with Section 16(A) of the Exchange Act is included in our Proxy Statement related to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
The Company has a written Code of Conduct that applies to members of the Company’s Board and associates, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer). The Code of Conduct is available on the Company’s website at www.bbwinc.com (accessible by clicking on the “Investors” link on the main page followed by the “Governance” and “Committee Charters and Governance Materials” links), and a printed copy will be delivered free of charge on request by writing to the Corporate Secretary of the Company at Three Limited Parkway, Columbus, Ohio 43230, c/o Bath & Body Works Legal Department. Any amendments to, or waivers from, a provision of the Company’s Code of Conduct that applies to the Company’s Principal Executive Officer and Principal Financial and Accounting Officer and that relates to any element of the code of ethics enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on the Company’s website at www.bbwinc.com.
The Company has an Insider Trading Policy governing all transactions in the Company’s securities by members of the Company’s Board and associates (including officers), as well as any other person designated by the Chief Legal Officer or Chief Financial Officer. The Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards. For more information, please refer to the Insider Trading Policy incorporated by reference as Exhibit 19 to this Annual Report on Form 10-K, or to disclosure included in our Proxy Statement related to our 2026 Annual Meeting of Stockholders that is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION.
Information required by Item 11 regarding executive compensation is included in our Proxy Statement related to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information required by Item 12 regarding the security ownership of certain beneficial owners and management is included in our Proxy Statement related to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
The following table summarizes share and exercise price information about the Company’s equity compensation plans as of January 31, 2026:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,652,901	(1)	$45.33	(2)	12,498,953	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	2,652,901		$45.33		12,498,953
________________
(1)Includes the 2020 Stock Option and Performance Incentive Plan (the “2020 Plan”) and the 2015 Stock Option and Performance Incentive Plan.
(2)Includes the weighted-average exercise price for stock options only.
(3)Includes securities remaining available for future issuance for each of the following plans: the 2020 Plan (10,385,336) and the Associate Stock Purchase Plan (2,113,617).
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
Information required by Item 13 regarding certain relationships and related transactions is included in our Proxy Statement related to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Information required by Item 14 regarding principal accountant fees and services is included in our Proxy Statement related to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

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

4.19
First Supplemental Indenture dated as of August 2, 2021 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.33 to the Company’s Annual Report on Form 10-K for the year ended January 29, 2022.

4.20
Second Supplemental Indenture dated as of November 17, 2021 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.36 to the Company’s Annual Report on Form 10-K for the year ended January 29, 2022.

4.21	Description of the Registrant’s Securities

10	Material Contracts.

10.1	Form of Indemnification Agreement incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2023.**

10.2	2015 Stock Option and Performance Incentive Plan, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-206787) filed on September 4, 2015.**

10.3
2015 Stock Option and Performance Incentive Plan Terms and Conditions of Stock Option Grant, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2015.**

10.4	2020 Stock Option and Performance Incentive Plan, incorporated by reference to Appendix C to the Company’s Proxy Statement dated April 2, 2020.**

10.5
2020 Stock Option and Performance Incentive Plan Restricted Share Unit Award Agreement (Form of Associate Award), incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2021.**

10.6
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

10.9
Amended and Restated 2015 Cash Incentive Compensation Performance Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2022.**

10.10	Cash Incentive Compensation Performance Plan incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended February 3, 2024**

10.11	Associate Stock Purchase Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 13, 2022.**

10.12
Offer Letter between the Company and Daniel Heaf, dated as of May 16, 2025, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2025. **

10.13
Executive Severance Agreement between the Company and Daniel Heaf, dated as of May 16, 2025, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2025. **

10.14
Master Aircraft Time Sharing Agreement between the Company and Daniel Heaf, effective as of September 12, 2025, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2025. **

10.15
Executive Severance Agreement between the Company and Gina Boswell, dated as of December 1, 2022, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2023.**

10.16
Offer Letter between the Company and Eva Boratto, dated as of July 18, 2023, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2023.**

10.17
Confidentiality, Non-Competition and Intellectual Property Agreement between the Company and Eva Boratto, dated as of August 1, 2023, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2023.**

10.18
Executive Severance Agreement between the Company and Eva Boratto, dated as of August 1, 2023, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2023.**

10.19
Letter Agreement between the Company and Eva Boratto, dated July 21, 2025, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2025.**

10.20
Offer Letter between the Company and Michael Wu, dated as of April 19, 2021, incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2023.**

10.21
Confidentiality, Non-Competition and Intellectual Property Agreement between the Company and Michael Wu, dated as of April 19, 2021, incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2023.**

10.22
Executive Severance Agreement between the Company and Michael Wu, dated as of May 13, 2022, incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2023.**

10.23	Executive Severance Agreement between the Company and Thomas Mazurek, dated as of May 23, 2022.**

10.24	Confidentiality, Non-Competition and Intellectual Property Agreement between the Company and Thomas Mazurek, dated as of July 20, 2006.**

10.25
Separation and Distribution Agreement between the Company and Victoria’s Secret & Co., dated as of August 2, 2021, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 3, 2021.***

10.26
L Brands to VS Transition Services Agreement between the Company and Victoria’s Secret & Co., dated as of August 2, 2021, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 3, 2021.***

10.27
Amendment No. 1 to L Brands to VS Transition Services Agreement between the Company and Victoria’s Secret & Co., dated as of July 20, 2022, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2022.***

10.28
Amendment No. 2 to L Brands to VS Transition Services Agreement between the Company and Victoria’s Secret & Co., dated as of January 23, 2023, incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2023.***

10.29
VS to L Brands Transition Services Agreement between the Company and Victoria’s Secret & Co., dated as of August 2, 2021, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 3, 2021.***

10.30
Amendment No. 1 to VS to L Brands Transition Services Agreement between the Company and Victoria’s Secret & Co., dated as of July 20, 2022, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2022.***

10.31
Amendment No. 2 to VS to L Brands Transition Services Agreement between the Company and Victoria’s Secret & Co., dated as of January 23, 2023, incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2023.***

10.32
Amendment No. 3 to VS to L Brands Transition Services Agreement between the Company and Victoria’s Secret & Co., dated as of July 21, 2023, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2023.***

10.33
Tax Matters Agreement between the Company and Victoria’s Secret & Co., dated as of August 2, 2021, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 3, 2021.

10.34
Employee Matters Agreement between the Company and Victoria’s Secret & Co., dated as of August 2, 2021, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 3, 2021.***

10.35
Domestic Transportation Services Agreement between Mast Logistics Services, LLC and Victoria’s Secret & Co., dated as of August 2, 2021, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated August 3, 2021.

10.36
Second Amended and Restated Revolving Credit Agreement by and among Bath & Body Works, Inc. and JPMorgan Chase Bank, N.A., dated May 22, 2025, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated May 22, 2025.

10.37	Annual Incentive Plan.**

19	Bath and Body Works Insider Trading Policy, incorporated by reference to Exhibit 19 to the Company's Form 10-K dated March 14, 2025.

21	Subsidiaries of the Registrant.

22	List of Guarantor Subsidiaries.

23.1	Consent of Ernst & Young LLP.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

97	Financial Restatement Compensation Recoupment Policy incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the year ended February 3, 2024.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________

**	Identifies management contracts or compensatory plans or arrangements.
***	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the Securities and Exchange Commission.
(b)	Exhibits.
The exhibits to this report are listed in section (a)(3) of Item 15 above.
(c)	Not applicable.
ITEM 16. FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 12, 2026

BATH & BODY WORKS, INC. (Registrant)

By:	/s/ EVA C. BORATTO
Eva C. Boratto Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2026:

Signature	Title

/s/ DANIEL J. HEAF	Director and Chief Executive Officer
Daniel J. Heaf	(Principal Executive Officer)

/s/ EVA C. BORATTO	Chief Financial Officer
Eva C. Boratto	(Principal Financial Officer and Principal Accounting Officer)

/s/ SARAH E. NASH	Chair of the Board of Directors
Sarah E. Nash

/s/ ALESSANDRO BOGLIOLO	Director
Alessandro Bogliolo

/s/ LUCY O. BRADY	Director
Lucy O. Brady

/s/ FRANCIS A. HONDAL	Director
Francis A. Hondal

/s/ DANIELLE M. LEE	Director
Danielle M. Lee

/s/ JUAN RAJLIN	Director
Juan Rajlin

/s/ STEPHEN D. STEINOUR	Director
Stephen D. Steinour

/s/ JAMES K. SYMANCYK	Director
James K. Symancyk

/s/ STEVEN E. VOSKUIL	Director
Steven E. Voskuil