Form 10-Q
period 2026-05-02
Bath & Body Works, Inc.
filed 2026-05-27
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2026
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
As of May 22, 2026, the number of outstanding shares of the Registrant’s common stock was 201,561,812 shares.

BATH & BODY WORKS, INC. ®

*
The Company’s fiscal year ends on the Saturday nearest to January 31. As a result, “first quarter of 2026” and “first quarter of 2025” refer to the thirteen-week periods ended May 2, 2026 and May 3, 2025, respectively.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(Unaudited)

	First Quarter
	2026	2025
Net Sales	$1,378	$1,424
Costs of Goods Sold, Buying and Occupancy	(791)	(778)
Gross Profit	587	646
General, Administrative and Store Operating Expenses	(356)	(437)
Operating Income	231	209
Interest Expense	(69)	(71)
Other Income, Net	4	8
Income Before Income Taxes	166	146
Benefit (Provision) for Income Taxes	17	(41)
Net Income	$183	$105
Net Income per Basic Share	$0.91	$0.49
Net Income per Diluted Share	$0.90	$0.49
BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	First Quarter
	2026	2025
Net Income	$183	$105
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	—	6
Unrealized Loss on Cash Flow Hedges	—	(3)
Reclassification of Cash Flow Hedges to Earnings	—	(1)
Total Other Comprehensive Income, Net of Tax	—	2
Total Comprehensive Income	$183	$107

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value amounts)

	May 2, 2026	January 31, 2026	May 3, 2025
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$820	$953	$636
Accounts Receivable, Net	98	180	103
Inventories	782	699	869
Easton Assets Held for Sale	81	81	97
Other	118	106	115
Total Current Assets	1,899	2,019	1,820
Property and Equipment, Net	1,106	1,127	1,111
Operating Lease Assets	974	941	970
Goodwill	628	628	628
Trade Name	165	165	165
Deferred Income Taxes	110	112	133
Other Assets	81	77	54
Total Assets	$4,963	$5,069	$4,881
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$557	$465	$452
Accrued Expenses and Other	513	579	495
Current Debt	—	280	—
Current Operating Lease Liabilities	206	195	201
Income Taxes	101	72	146
Total Current Liabilities	1,377	1,591	1,294
Deferred Income Taxes	115	65	23
Long-term Debt	3,613	3,612	3,886
Long-term Operating Lease Liabilities	894	867	895
Other Long-term Liabilities	95	213	233
Shareholders’ Equity (Deficit):
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	—	—	—
Common Stock - $0.50 par value; 1,000 shares authorized; 217, 216 and 227 shares issued; 201, 201 and 212 shares outstanding, respectively	108	108	113
Paid-in Capital	799	794	818
Accumulated Other Comprehensive Income	74	74	73
Retained Earnings (Accumulated Deficit)	(1,292)	(1,435)	(1,633)
Less: Treasury Stock, at Average Cost; 15, 15 and 15 shares, respectively	(822)	(822)	(822)
Total Shareholders’ Equity (Deficit)	(1,133)	(1,281)	(1,451)
Noncontrolling Interest	2	2	1
Total Equity (Deficit)	(1,131)	(1,279)	(1,450)
Total Liabilities and Equity (Deficit)	$4,963	$5,069	$4,881

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions, except per share amounts)
(Unaudited)

First Quarter 2026

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, January 31, 2026	201	$108	$794	$74	$(1,435)	$(822)	$2	$(1,279)
Net Income	—	—	—	—	183	—	—	183
Other Comprehensive Income	—	—	—	—	—	—	—	—
Total Comprehensive Income	—	—	—	—	183	—	—	183
Cash Dividends ($0.20 per share)	—	—	—	—	(40)	—	—	(40)
Share-based Compensation and Other	—	—	5	—	—	—	—	5
Balance, May 2, 2026	201	$108	$799	$74	$(1,292)	$(822)	$2	$(1,131)

First Quarter 2025

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, February 1, 2025	216	$115	$829	$71	$(1,578)	$(822)	$2	$(1,383)
Net Income	—	—	—	—	105	—	—	105
Other Comprehensive Income	—	—	—	2	—	—	—	2
Total Comprehensive Income	—	—	—	2	105	—	—	107
Cash Dividends ($0.20 per share)	—	—	—	—	(43)	—	—	(43)
Repurchases of Common Stock	(4)	—	—	—	—	(135)	—	(135)
Treasury Share Retirement	—	(2)	(16)	—	(117)	135	—	—
Share-based Compensation and Other	—	—	5	—	—	—	(1)	4
Balance, May 3, 2025	212	$113	$818	$73	$(1,633)	$(822)	$1	$(1,450)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	First Quarter
	2026	2025
Operating Activities:
Net Income	$183	$105
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation of Long-lived Assets	61	64
Share-based Compensation Expense	8	10
Gain on Sale of Non-core Asset	(3)	—
Loss on Extinguishment of Debt	8	—
Tax Benefit from Resolution of Certain Tax Matters	(62)	—
Changes in Assets and Liabilities:
Accounts Receivable	82	103
Inventories	(83)	(134)
Accounts Payable, Accrued Expenses and Other	34	14
Income Taxes Payable	29	34
Other Assets and Liabilities	(13)	(8)
Net Cash Provided by Operating Activities	244	188
Investing Activities:
Capital Expenditures	(49)	(37)
Proceeds from Sale of Non-core Asset, Net of fees	8	—
Other Investing Activities	(1)	(2)
Net Cash Used for Investing Activities	(42)	(39)
Financing Activities:
Payments for Long-term Debt	(289)	—
Repurchases of Common Stock	—	(136)
Dividends Paid	(40)	(43)
Tax Payments Related to Share-based Awards	(3)	(4)
Other Financing Activities	(3)	(5)
Net Cash Used for Financing Activities	(335)	(188)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	1
Net Decrease in Cash and Cash Equivalents	(133)	(38)
Cash and Cash Equivalents, Beginning of Year	953	674
Cash and Cash Equivalents, End of Period	$820	$636

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
Fiscal Year
The Company uses the retail calendar for reporting and its fiscal year ends on the Saturday nearest to January 31. As a result, “first quarter of 2026” and “first quarter of 2025” refer to the thirteen-week periods ended May 2, 2026 and May 3, 2025, respectively. References to “quarter” and “year” each refer to the fiscal calendar period.
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
Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended May 2, 2026 and May 3, 2025 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2025 Annual Report on Form 10-K.
In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments that are of a normal recurring nature and necessary for a fair presentation of the results for the interim periods.
Seasonality of Business
The Company’s operations are seasonal in nature and the fourth quarter of the fiscal year, including the holiday selling season, typically accounts for the highest Net Sales and is its most profitable quarter. Due to the seasonal variations in the retail industry, the results of operations for the interim periods are not necessarily indicative of the results expected for the full fiscal year.
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
Supplier Finance Program
In the fourth quarter of 2024, the Company implemented a supply chain finance (“SCF”) program agreement with a third-party financial institution, whereby the Company’s merchandise suppliers have the opportunity to settle outstanding payment obligations early, at a discount, facilitated by the financial institution. Since implementation, merchandise suppliers have continued to join the program. The Company’s obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted by suppliers’ participation in the arrangement and the Company provides no guarantees to any third parties under the SCF program. Amounts due under the SCF program are included in Accounts Payable in the Consolidated Balance Sheets and within Operating Activities in the Consolidated Statements of Cash Flows. Amounts due under the SCF program were $154 million, $115 million and $52 million as of May 2, 2026, January 31, 2026 and May 3, 2025, respectively.

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
Easton Investments
The Company has land and other investments in Easton, a planned community in Columbus, Ohio, that integrates office, hotel, retail, residential and recreational space. Beginning in the fourth quarter of 2024, certain of these investments met all of the required criteria for held for sale presentation, which requires assets to be reported at the lower of their carrying value or fair value less costs to sell. The investments classified as held for sale, consisting primarily of undeveloped land, are reported at their carrying value, which was $81 million, $81 million and $97 million as of May 2, 2026, January 31, 2026 and May 3, 2025, respectively, within Current Assets on the Consolidated Balance Sheets.
During the second quarter of 2025, the Company changed its plan of sale for its Easton investments, causing certain of these investments to no longer meet the held for sale criteria. As a result of this change, the Company reclassified $17 million of carrying value from Current Assets to long-term Other Assets during the second quarter of 2025. The Company’s Easton investments not presented as held for sale and reported in Other Assets were $35 million, $38 million and $24 million as of May 2, 2026, January 31, 2026 and May 3, 2025, respectively.
Interchange Fee Settlements
In the first quarter of 2026, the Company entered into settlement agreements to resolve payment card interchange fee litigation. As a result of the settlements, the Company recognized a pre-tax gain of $88 million, net of legal fees, as a reduction of General, Administrative and Store Operating Expenses in the first quarter of 2026 Consolidated Statement of Income.
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
Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Disaggregation of Income Statement Expenses, which requires disclosures of disaggregated information about certain prescribed expense categories within relevant income statement expense captions. This standard is effective for annual reporting of fiscal years beginning after December 15, 2026, and for interim periods in the following year, with early adoption permitted. This standard should be applied prospectively, with retrospective application permitted. The Company is currently evaluating the impact of adopting this standard on its disclosures.
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which is intended to modernize the accounting for software costs by removing project stages from capitalization criteria and further clarifies the threshold entities apply to begin capitalizing costs. This standard is effective for annual reporting of fiscal years beginning after December 15, 2027, and for interim periods within those fiscal years, with early adoption permitted. This standard can be applied prospectively, retrospectively or through a modified transition approach. The Company early adopted this standard prospectively in the first quarter of 2026. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements nor the related disclosures.
2. Revenue Recognition
Accounts receivable, net from revenue-generating activities were $61 million as of May 2, 2026, $66 million as of January 31, 2026 and $67 million as of May 3, 2025. These accounts receivable primarily relate to amounts due from the Company’s franchise, license and wholesale partners. Under these arrangements, payment terms are typically 45 to 75 days.
The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty points and rewards, and direct channel shipments not received by the customer, which are all impacted by seasonal and holiday-related sales patterns. Deferred revenue, which is recorded within Accrued Expenses and Other on the Consolidated Balance Sheets, was $200 million as of May 2, 2026, $223 million as of January 31, 2026 and $177 million as of May 3, 2025. The Company recognized $68 million as revenue during the first quarter of 2026 from amounts recorded as deferred revenue at the beginning of its fiscal year.
The following table provides a disaggregation of Net Sales for the first quarters of 2026 and 2025:

	First Quarter
	2026	2025
	(in millions)
Stores - U.S. and Canada (a)	$1,062	$1,110
Direct - U.S. and Canada	246	250
International and Other (b)	70	64
Total Net Sales	$1,378	$1,424
_______________
(a)Results include fulfilled buy online pick up in store orders.
(b)Results include royalties associated with franchised stores, as well as international and domestic wholesale sales.
The Company’s Net Sales outside of the U.S. include sales from Company-operated stores and its e-commerce site in Canada, royalties associated with franchised stores and international wholesale sales. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s Net Sales outside of the U.S. totaled $136 million and $132 million for the first quarters of 2026 and 2025, respectively.
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
The following table provides the weighted-average shares utilized for the calculation of Net Income per Basic and Diluted Share for the first quarters of 2026 and 2025:

	First Quarter
	2026	2025
	(in millions)
Common Shares	216	229
Treasury Shares	(15)	(15)
Basic Shares	201	214
Effect of Dilutive Awards	1	1
Diluted Shares	202	215
Anti-dilutive Awards (a)	—	—
 _______________
(a)These awards were excluded from the calculation of Net Income per Diluted Share because their inclusion would have been anti-dilutive.

Common Stock Repurchases and Retirements
The Company did not repurchase any shares of its common stock during the first quarter of 2026.
Under the authority of the Company’s Board of Directors, the Company repurchased shares of its common stock under the following repurchase programs during the first quarter of 2025:

Repurchase Program	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price
		2025	2025	2025
	(in millions)	(in thousands)	(in millions)
January 2024	$500	460	$17	$37.67
January 2025	500	3,866	118	$30.47
Total		4,326	$135
On February 27, 2025, the Company cancelled the remaining $121 million authorization available under the January 2024 Program and began repurchasing shares under the January 2025 Program. The January 2025 Program had $117 million of remaining authority as of May 2, 2026.
Shares repurchased under these programs are retired and cancelled upon repurchase. As a result, the Company retired the 4.326 million shares repurchased during the first quarter of 2025.
Dividends
The Company paid the following dividends during the first quarters of 2026 and 2025:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2026
First Quarter	$0.20	$40
2025
First Quarter	$0.20	$43
In May 2026, the Company declared its second quarter 2026 ordinary dividend of $0.20 per share payable on June 19, 2026 to shareholders of record at the close of business on June 5, 2026.
4. Inventories
The following table provides details of Inventories as of May 2, 2026, January 31, 2026 and May 3, 2025:

	May 2, 2026	January 31, 2026	May 3, 2025
	(in millions)
Finished Goods Merchandise	$615	$545	$696
Raw Materials and Merchandise Components	167	154	173
Total Inventories	$782	$699	$869
Inventories are principally valued at the lower of cost or net realizable value, on an average cost basis.
5. Long-lived Assets
The following table provides details of Property and Equipment, Net as of May 2, 2026, January 31, 2026 and May 3, 2025:

	May 2, 2026	January 31, 2026	May 3, 2025
	(in millions)
Property and Equipment, at Cost	$3,333	$3,363	$3,250
Accumulated Depreciation and Amortization	(2,227)	(2,236)	(2,139)
Property and Equipment, Net	$1,106	$1,127	$1,111
Depreciation expense was $61 million and $64 million for the first quarters of 2026 and 2025, respectively. Capital Expenditures of $26 million, $34 million and $34 million remained unpaid as of May 2, 2026, January 31, 2026 and May 3, 2025, respectively.

6. Income Taxes
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events.
For the first quarter of 2026, the Company’s effective tax rate was (10.1%) compared to 28.4% in the first quarter of 2025. The 2026 first quarter rate was lower than the Company’s combined estimated federal and state statutory rates primarily due to the resolution of certain tax matters. The 2025 first quarter rate was higher than the Company’s combined estimated federal and state statutory rates primarily due to accrued interest expense related to unrecognized tax benefits.
Uncertain Tax Positions
The Company had unrecognized tax benefits of $131 million as of January 31, 2026, of which $75 million, if recognized, would reduce the effective income tax rate. Through May 2, 2026, the Company had a net decrease to gross unrecognized tax benefits of $86 million, primarily due to the resolution of certain tax matters. The changes to the unrecognized tax benefits resulted in a $40 million benefit to the Company’s Provision for Income Taxes in the first quarter of 2026.
The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. The Company had accrued $8 million and $36 million as of May 2, 2026 and January 31, 2026, respectively, for the payment of interest and penalties.
7. Long-term Debt and Borrowing Facility
The following table provides the Company’s outstanding debt balances, net of unamortized debt issuance costs and discounts, as of May 2, 2026, January 31, 2026 and May 3, 2025:

	May 2, 2026	January 31, 2026	May 3, 2025
	(in millions)
Senior Debt with Subsidiary Guarantee
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	$—	$280	$277
$444 million, 5.250% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	444	444	443
$482 million, 7.500% Fixed Interest Rate Notes due June 2029 (“2029 Notes”)	477	477	476
$844 million, 6.625% Fixed Interest Rate Notes due October 2030 (“2030 Notes”)	840	839	839
$802 million, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	797	797	797
$575 million, 6.750% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	571	571	571
Total Senior Debt with Subsidiary Guarantee	3,129	3,408	3,403
Senior Debt
$284 million, 6.950% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	284	284	283
$201 million, 7.600% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	200	200	200
Total Senior Debt	484	484	483
Total Debt	3,613	3,892	3,886
Current Debt	—	(280)	—
Total Long-term Debt, Net of Current Portion	$3,613	$3,612	$3,886
Cash paid for interest was $82 million and $77 million for the first quarters of 2026 and 2025, respectively.
Repurchases of Notes
During the first quarter of 2026, the Company completed a make-whole call to repurchase the remaining $284 million principal amounts of its outstanding 2027 Notes. The repurchase price for these notes was $289 million, resulting in a pre-tax loss of $8 million, net of the write-off of unamortized discounts and issuance costs. This loss is included in Other Income, Net in the first quarter of 2026 Consolidated Statement of Income.
The Company did not repurchase any outstanding senior notes during the first quarter of 2025.
Asset-backed Revolving Credit Facility
The Company and certain of the Company’s 100% owned subsidiaries guarantee and pledge collateral to secure an asset-backed revolving credit facility (“ABL Facility”). The ABL Facility, which allows borrowings and letters of credit in U.S. and Canadian dollars, has aggregate commitments of $750 million and an expiration date in May 2030.
Availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on the Company’s eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time the outstanding amount under the ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitment, the Company is required to repay the outstanding amounts under the ABL Facility to the extent of such excess. As of May 2, 2026, the Company’s borrowing base was $554 million, and it had no borrowings outstanding under the ABL Facility.
The ABL Facility supports the Company’s letter of credit program. The Company had $9 million of outstanding letters of credit as of May 2, 2026 that reduced its availability under the ABL Facility. As of May 2, 2026, the Company’s availability under the ABL Facility was $544 million.
As of May 2, 2026, the ABL Facility fees related to committed and unutilized amounts were 0.30% per annum, and the fees related to outstanding letters of credit were 1.25% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was the Term Secured Overnight Financing Rate plus 1.25% per annum. The interest rate on outstanding Canadian dollar-denominated borrowings was the Canadian Overnight Repo Rate Average plus 1.25% per annum.
The ABL Facility requires the Company to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (i) $70 million or (ii) 10% of the maximum borrowing amount. As of May 2, 2026, the Company was not required to maintain this ratio.
8. Fair Value Measurements
Cash and Cash Equivalents include cash on hand, deposits with financial institutions and highly liquid investments with original maturities of less than 90 days. The Company’s Cash and Cash Equivalents are considered Level 1 fair value measurements as they are valued using unadjusted quoted prices in active markets for identical assets.
The following table provides a summary of the principal value and estimated fair value of the Company’s outstanding debt as of May 2, 2026, January 31, 2026 and May 3, 2025:

	May 2, 2026	January 31, 2026	May 3, 2025
	(in millions)
Principal Value	$3,632	$3,916	$3,916
Fair Value, Estimated (a)	3,628	3,964	3,957
  _______________
(a)The estimated fair value of the Company’s debt is based on reported transaction prices, which are considered Level 2 inputs in accordance with Accounting Standards Codification 820, Fair Value Measurement. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.
Management believes that the carrying values of the Company’s Accounts Receivable, Accounts Payable and Accrued Expenses approximate their fair values as of May 2, 2026 because of their short maturities.
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
IEEPA Tariff Refunds
In February 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). In March 2026, the U.S. Court of International Trade ordered U.S. Customs and Border Protection (“CBP”) to liquidate all non-final entries without regard to IEEPA duties. Additionally, in April 2026, CBP launched Phase 1 of the new Consolidated Administration and Processing of Entries tool in the Automated Commercial Environment portal, creating a process for submitting IEEPA refund claims.
As of May 2, 2026, the Company had not recognized the effect of any potential refunds as the timing and amount of any potential refunds for previously collected tariffs was uncertain and may be subject to further legal and regulatory developments. The Company will continue to monitor changes to the import and export policies of the U.S. and other countries that could impact its financial position, results of operations and cash flows.
Lease Guarantees
In connection with the spin-off of Victoria’s Secret & Co., the Company had remaining contingent obligations of $210 million as of May 2, 2026 related to lease payments under the current terms of noncancelable leases, primarily related to office space, expiring at various dates through 2037. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the spin-off. The Company’s reserves related to these obligations were not significant for any period presented.

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
The following table illustrates significant segment expenses that were regularly provided to the CODM for the first quarters of 2026 and 2025:

	First Quarter
	2026	2025
	(in millions)
Net Sales	$1,378	$1,424
Adjusted Cost of Goods Sold	(521)	(509)
Buying and Occupancy	(269)	(269)
Adjusted Selling Expenses	(256)	(256)
Adjusted Marketing Expenses	(51)	(49)
Adjusted General and Administrative Expenses	(130)	(132)
Adjusted Operating Income	151	209
Interchange Fee Settlements (a)	88	—
Business Transformation Activities (b)	(8)	—
Reported Operating Income	$231	$209
 ________________
(a)In the first quarter of 2026, the Company received $88 million, net of legal fees, related to favorable settlements of payment card interchange fee litigation. The gain was recognized as a reduction to Selling Expenses and was excluded from the Adjusted Operating Income details provided to the CODM.
(b)In the first quarter of 2026, the Company recognized aggregate pre-tax costs of $8 million, resulting from business transformation activities in connection with the Consumer First Formula, of which $1 million, $2 million and $5 million, were excluded from the Cost of Goods Sold, Marketing Expenses and General and Administrative Expenses, respectively, in the Adjusted Operating Income details provided to the CODM.
As a single reportable segment entity, the other disclosures required by ASC 280, Segment Reporting, can be found in the Company’s Consolidated Financial Statements and the Notes thereto, including the Company’s measure of segment assets, which is total consolidated assets.

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION ACT OF 1995
We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by our Company or our management involve risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “potential,” “target,” “goal” and any similar expressions may identify forward-looking statements. There are risks, uncertainties and other factors that in some cases have affected and, in the future, could affect our financial performance and actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by the Company or our management. These factors can be found in Item 1A. Risk Factors in our 2025 Annual Report on Form 10-K, and our subsequent filings.
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
Executive Overview
In the first quarter of 2026, total Net Sales were $1,378 million, which decreased $46 million, or 3.2%, compared to the first quarter of 2025. Total North American Net Sales decreased $52 million, primarily due to decrease in transactions, partially offset by an increase in average dollar sales, and International and Other Net Sales increased $6 million. Our first quarter Operating Income was $231 million, which increased $22 million, or 10.4%, compared to the first quarter of 2025, and our Operating Income rate (expressed as a percentage of Net Sales) increased to 16.8% from 14.7%. The Operating Income results were primarily due to lower General, Administrative and Store Operating Expenses as a result of an $88 million pre-tax gain related to settlements of payment card interchange fee litigation, partially offset by declines in both Net Sales and the Gross Profit rate.
For additional information related to our first quarter 2026 financial performance, see “Results of Operations.”
Consumer First Formula
In 2025, we launched the Consumer First Formula, our multi-year, comprehensive transformation plan to revitalize Bath & Body Works across brand, product and marketplace. The Consumer First Formula invests behind our largest revenue driving opportunities to try to attract new, younger consumers to the brand, which we expect will help us unlock our next era of sustainable growth. Early consumer response is consistent with our roadmap, and we expect the impact to build through the year and become more visible to consumers and in our financials as we move throughout the remainder of 2026 and into 2027.
Outlook
Macroeconomic Factors
During the first quarter, the conflict between U.S. and Iran escalated and expanded to include much of the Middle East region. This has led to transportation restrictions in the region, resulting in volatility in global energy markets, commodities pricing, transportation costs and foreign currency exchange rates. These recent events have increased global economic uncertainty and may affect consumer demand in certain markets and contribute to higher global inflation and input costs.

IEEPA Tariff Refunds
In February 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). In March 2026, the U.S. Court of International Trade ordered U.S. Customs and Border Protection (“CBP”) to liquidate all non-final entries without regard to IEEPA duties. Additionally, in April 2026, CBP launched Phase 1 of the new Consolidated Administration and Processing of Entries tool in the Automated Commercial Environment portal, creating a process for submitting IEEPA refund claims.
As of May 2, 2026, we had not recognized the effect of any potential refunds as the timing and amount of any potential refunds for previously collected tariffs was uncertain and may be subject to further legal and regulatory developments.
Adjusted Financial Information
In addition to our results provided in accordance with GAAP above and throughout this Quarterly Report on Form 10-Q, provided below are non-GAAP measures that present Operating Income, Net Income and Net Income per Diluted Share for the first quarter of 2026 on an adjusted basis, which removes certain items. We believe that these items are not indicative of our operations due to their size and nature. We did not make any adjustments to our reported results in the first quarter of 2025.
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

(in millions, except per share amounts)	First Quarter
	2026	2025
Reconciliation of Reported Operating Income to Adjusted Operating Income
Reported Operating Income	$231	$209
Interchange Fee Settlements (a)	(88)	—
Business Transformation Activities (b)	8	—
Adjusted Operating Income	$151	$209

Reconciliation of Reported Net Income to Adjusted Net Income
Reported Net Income	$183	$105
Interchange Fee Settlements (a)	(88)	—
Business Transformation Activities (b)	8	—
Loss on Extinguishment of Debt (c)	8	—
Gain on Sale of Non-core Asset (d)	(3)	—
Tax Effect of Adjustments	19	—
Tax Benefit from Resolution of Certain Tax matters (e)	(62)	—
Adjusted Net Income	$65	$105

Reconciliation of Reported Net Income per Diluted Share to Adjusted Net Income per Diluted Share
Reported Net Income per Diluted Share	$0.90	$0.49
Interchange Fee Settlements (a)	(0.43)	—
Business Transformation Activities (b)	0.04	—
Loss on Extinguishment of Debt (c)	0.04	—
Gain on Sale of Non-core Asset (d)	(0.02)	—
Tax Effect of Adjustments	0.09	—
Tax Benefit from Resolution of Certain Tax matters (e)	(0.31)	—
Adjusted Net Income per Diluted Share	$0.32	$0.49
 ________________
(a)In the first quarter of 2026, we recognized an $88 million pre-tax gain ($66 million after tax) as a reduction to General, Administrative and Store Operating Expenses, related to cash proceeds received, net of legal fees, for favorable settlements of payment card interchange fee litigation.

(b)In the first quarter of 2026, we recognized aggregate pre-tax costs of $8 million ($6 million after tax), primarily included in General, Administrative and Store Operating Expenses, resulting from business transformation activities in connection with the Consumer First Formula.
(c)In the first quarter of 2026, we recognized an $8 million pre-tax loss ($6 million after tax) in Other Income, Net, related to the repurchase and early extinguishment of outstanding debt. For additional information, see Note 7, “Long-term Debt and Borrowing Facility” included in Part 1, Item 1. Financial Statements.
(d)In the first quarter of 2026, we recognized a $3 million pre-tax gain ($3 million after tax) in Other Income, Net, related to the sale of a non-core asset.
(e)In the first quarter of 2026, we recognized a $62 million tax benefit associated with the resolution of certain tax matters. For additional information, see Note 6, “Income Taxes” included in Part 1, Item 1. Financial Statements.
Company-operated Stores
The following table compares Company-operated store data for the first quarters of 2026 and 2025:

	First Quarter
	2026	2025	% Change
Sales per Average Selling Square Foot (a)	$194	$206	(5.8%)
Sales per Average Store (in thousands) (a)	$552	$585	(5.7%)
Average Store Size (selling square feet)	2,852	2,847	0.2%
Total Selling Square Feet (in thousands)	5,484	5,409	1.4%
 ________________
(a)Sales per average selling square foot and sales per average store, which are indicators of store productivity, are calculated based on store sales for the period divided by the average, including the beginning and end of period, of total selling square footage and store count, respectively.
The following table represents Company-operated store activity for the first quarter of 2026:

	Stores			Stores
	January 31, 2026	Opened	Closed	May 2, 2026
United States	1,814	13	(17)	1,810
Canada	113	—	—	113
Total	1,927	13	(17)	1,923
Partner-operated Stores
The following table represents Partner-operated store activity for the first quarter of 2026:

	Stores			Stores
	January 31, 2026	Opened	Closed	May 2, 2026
International	536	8	(2)	542
International - Travel Retail	37	—	—	37
Total International (a)	573	8	(2)	579
________________
(a)Includes store locations only and does not include kiosks, shop-in-shops, gondola or beauty counter locations.

Results of Operations
First Quarter of 2026 Compared to the First Quarter of 2025
Net Sales
The following table provides Net Sales for the first quarter of 2026 in comparison to the first quarter of 2025:

	2026	2025	% Change
	(in millions)
Stores - U.S. and Canada (a)	$1,062	$1,110	(4.3%)
Direct - U.S. and Canada	246	250	(1.5%)
International and Other (b)	70	64	9.0%
Total Net Sales	$1,378	$1,424	(3.2%)
 _______________
(a)Results include fulfilled buy online pick up in store orders.
(b)Results include royalties associated with franchised stores, as well as international and domestic wholesale sales.
For the first quarter of 2026, total Net Sales were $1,378 million and decreased $46 million, or 3.2%, compared to the first quarter of 2025. Stores Net Sales decreased $48 million, or 4.3%, driven by a decrease in transactions partially offset by an increase in average dollar sales. Direct Net Sales decreased $4 million, or 1.5%, primarily driven by lower shipping and handling revenue partially offset by an increase in orders and average order size. International and Other Net Sales increased $6 million, or 9.0%, compared to the first quarter of 2025.
Gross Profit
For the first quarter of 2026, our Gross Profit was $587 million, which decreased $59 million compared to the first quarter of 2025, and our Gross Profit rate (expressed as a percentage of Net Sales) was 42.6%, which decreased from 45.4% in the first quarter of 2025. Gross Profit dollars decreased due to a decline in the merchandise margin rate, primarily driven by tariffs, inflation and crude oil impacts as well as category mix, and the decline in Net Sales.
The Gross Profit rate decreased primarily due to the lower merchandise margin rate and Buying and Occupancy Expenses deleverage on lower Net Sales.
General, Administrative and Store Operating Expenses
The following table provides detail for our General, Administrative and Store Operating Expenses for the first quarter of 2026 compared to the first quarter of 2025:

	2026		2025		Change
	(in millions)	% of Net Sales	(in millions)	% of Net Sales	(in millions)	% of Net Sales
Selling Expenses	$168	12.2%	$256	18.0%	$(88)	(5.7%)
Marketing Expenses	53	3.9%	49	3.5%	4	0.4%
General and Administrative Expenses	135	9.8%	132	9.3%	3	0.5%
Total	$356	25.9%	$437	30.7%	$(81)	(4.8%)
For the first quarter of 2026, our total General, Administrative and Store Operating Expenses were $356 million, which decreased $81 million compared to the first quarter of 2025, and the rate (expressed as a percentage of Net Sales) was 25.9%, which decreased from 30.7% in the first quarter of 2025. Our General, Administrative and Store Operating Expenses and rate both decreased primarily driven by an $88 million pre-tax gain, recorded as a reduction to Selling Expenses, related to cash proceeds received, net of legal fees, for favorable settlements of payment card interchange fee litigation. The first quarter of 2026 rate also reflects deleverage due to the Net Sales decline.
Other Income and Expenses
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the first quarters of 2026 and 2025:

	2026	2025
Average daily borrowings (in millions)	$3,841	$3,916
Average borrowing rate	7.0%	7.1%
For the first quarter of 2026, our Interest Expense was $69 million, compared to $71 million in the first quarter of 2025. The decrease was due to lower average daily borrowings and borrowing rate, which were driven by the early extinguishment of the outstanding 2027 Notes in the first quarter of fiscal year 2026.

Other Income, Net
For the first quarter of 2026, our Other Income, Net was $4 million, compared to $8 million in the first quarter of 2025. The decrease is primarily due to an $8 million pre-tax loss related to the early extinguishment of the outstanding 2027 Notes partially offset by a $3 million pre-tax gain related to the sale of a non-core asset recognized in the first quarter of 2026.
Provision for Income Taxes
For the first quarter of 2026, our effective tax rate was (10.1%) compared to 28.4% in the first quarter of 2025. The 2026 first quarter rate was lower than our combined estimated federal and state statutory rates primarily due to the resolution of certain tax matters. The 2025 first quarter rate was higher than our combined estimated federal and state statutory rates primarily due to accrued interest expense related to unrecognized tax benefits.
FINANCIAL CONDITION
Liquidity and Capital Resources
Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements, future common stock and debt repurchases and capital expenditures. Our cash provided from operations is impacted by our net income and working capital changes. Our net income is impacted by, among other things, sales volume, seasonal sales patterns, success of new product introductions and product and market expansions, profit margins, income taxes and inflationary pressures. Typically, our sales are highest during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the summer and fall months as inventory builds in anticipation of the holiday period. Our cash and cash equivalents held by foreign subsidiaries were $226 million as of May 2, 2026.
During the first quarter of 2026, we repurchased and extinguished $284 million principal amount of our outstanding senior notes for a repurchase price of $289 million. We may, from time to time, repurchase, or otherwise retire, additional debt or shares of our common stock, as applicable.
We believe that our current cash position, our cash flows generated from operations and our borrowing capacity under our asset-backed revolving credit facility (“ABL Facility”) will be sufficient to meet our liquidity needs, including capital expenditure requirements, for at least the next twelve months.
Cash Flows
The following table provides a summary of our cash flow activity during the first quarters of 2026 and 2025:

	2026	2025
	(in millions)
Cash and Cash Equivalents, Beginning of Year	$953	$674
Net Cash Flows Provided by Operating Activities	244	188
Net Cash Flows Used for Investing Activities	(42)	(39)
Net Cash Flows Used for Financing Activities	(335)	(188)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	1
Net Decrease in Cash and Cash Equivalents	(133)	(38)
Cash and Cash Equivalents, End of Period	$820	$636
Operating Activities
Net cash provided by operating activities for the first quarter of 2026 was $244 million, including net income of $183 million. Net income included $88 million received related to settlements of payment card interchange fee litigation, a $62 million tax benefit related to the resolution of certain tax matters, depreciation expense of $61 million, share-based compensation expense of $8 million and loss on extinguishment of debt of $8 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal changes in Inventories and Accounts Receivable.
Net cash provided by operating activities in the first quarter of 2025 was $188 million, including net income of $105 million. Net income included depreciation expense of $64 million and share-based compensation expense of $10 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal changes in Inventories and Accounts Receivable.

Investing Activities
Net cash used for investing activities for the first quarter of 2026 was $42 million, primarily related to capital expenditures of $49 million partially offset by cash proceeds of $8 million related to the sale of a non-core asset. The capital expenditures included approximately $30 million related to new off-mall stores and remodels of existing stores, approximately $10 million for various technology projects primarily to support the growth and profitability of our business and approximately $10 million related to supply chain and logistics capabilities.
Net cash used for investing activities in the first quarter of 2025 was $39 million, primarily related to capital expenditures. The capital expenditures included approximately $25 million related to new off-mall stores and remodels of existing stores and approximately $10 million for various technology projects primarily to support the growth and profitability of our business.
In 2026, we continue to expect to invest approximately $270 million in capital expenditures, focused on high return real estate, Consumer First Formula investments, largely related to product assortment, and logistics and fulfillment upgrades.
Financing Activities
Net cash used for financing activities during the first quarter of 2026 was $335 million, primarily consisting of $289 million for the early extinguishment of the outstanding 2027 Notes and dividend payments of $0.20 per share, or $40 million.
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
Common Stock Repurchases
We did not repurchase any shares of our common stock during the first quarter of 2026.
Under the authority of our Board of Directors, we repurchased shares of our common stock under the following repurchase programs during the first quarter of 2025:

Repurchase Program	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price
		2025	2025	2025
	(in millions)	(in thousands)	(in millions)
January 2024	$500	460	$17	$37.67
January 2025	500	3,866	118	$30.47
Total		4,326	$135
On February 27, 2025, we cancelled the remaining $121 million authorization available under the January 2024 Program and began repurchasing shares under the January 2025 Program. The January 2025 Program had $117 million of remaining authority as of May 2, 2026.
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
We paid the following dividends during the first quarters of 2026 and 2025:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2026
First Quarter	$0.20	$40
2025
First Quarter	$0.20	$43

In May 2026, we declared our second quarter 2026 ordinary dividend of $0.20 per share payable on June 19, 2026 to shareholders of record at the close of business on June 5, 2026.
Long-term Debt and Borrowing Facility
The following table provides our outstanding debt balances, net of unamortized debt issuance costs and discounts, as of May 2, 2026, January 31, 2026 and May 3, 2025:

	May 2, 2026	January 31, 2026	May 3, 2025
	(in millions)
Senior Debt with Subsidiary Guarantee
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	$—	$280	$277
$444 million, 5.250% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	444	444	443
$482 million, 7.500% Fixed Interest Rate Notes due June 2029 (“2029 Notes”)	477	477	476
$844 million, 6.625% Fixed Interest Rate Notes due October 2030 (“2030 Notes”)	840	839	839
$802 million, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	797	797	797
$575 million, 6.750% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	571	571	571
Total Senior Debt with Subsidiary Guarantee	3,129	3,408	3,403
Senior Debt
$284 million, 6.950% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	284	284	283
$201 million, 7.600% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	200	200	200
Total Senior Debt	484	484	483
Total Debt	3,613	3,892	3,886
Current Debt	—	(280)	—
Total Long-term Debt, Net of Current Portion	$3,613	$3,612	$3,886
Cash paid for interest was $82 million and $77 million for the first quarters of 2026 and 2025, respectively.
Repurchases of Notes
During the first quarter of 2026, we completed a make-whole call to repurchase the remaining $284 million principal amounts of our outstanding 2027 Notes. The repurchase price for these notes was $289 million, resulting in a pre-tax loss of $8 million, net of the write-off of unamortized discounts and issuance costs. This loss is included in Other Income, Net in the first quarter of 2026 Consolidated Statement of Income.
We did not repurchase any outstanding senior notes during the first quarter of 2025.
Asset-backed Revolving Credit Facility
We and certain of our 100% owned subsidiaries guarantee and pledge collateral to secure the ABL Facility. The ABL Facility, which allows borrowings and letters of credit in U.S. and Canadian dollars, has aggregate commitments of $750 million and an expiration date in May 2030.
Availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on our eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time the outstanding amount under the ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitment, we are required to repay the outstanding amounts under the ABL Facility to the extent of such excess. As of May 2, 2026, our borrowing base was $554 million, and we had no borrowings outstanding under the ABL Facility.
The ABL Facility supports our letter of credit program. We had $9 million of outstanding letters of credit as of May 2, 2026 that reduced our availability under the ABL Facility. As of May 2, 2026, our availability under the ABL Facility was $544 million.
As of May 2, 2026, the ABL Facility fees related to committed and unutilized amounts were 0.30% per annum, and the fees related to outstanding letters of credit were 1.25% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was the Term Secured Overnight Financing Rate plus 1.25% per annum. The interest rate on outstanding Canadian dollar-denominated borrowings was the Canadian Overnight Repo Rate Average plus 1.25% per annum.
The ABL Facility requires us to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (i) $70 million or (ii) 10% of the maximum borrowing amount. As of May 2, 2026, we were not required to maintain this ratio.

Credit Ratings
The following table provides our credit ratings as of May 2, 2026:

	Moody’s	S&P
Corporate	Ba2	BB+
Senior Unsecured Debt with Subsidiary Guarantee	Ba2	BB+
Senior Unsecured Debt	B1	BB-
Outlook	Stable	Stable
Guarantor Summarized Financial Information
Certain of our subsidiaries, which are listed on Exhibit 22 to this Quarterly Report on Form 10-Q, have guaranteed our obligations under the 2028 Notes, 2029 Notes, 2030 Notes, 2035 Notes and 2036 Notes (collectively, the “Notes”).
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

SUMMARIZED BALANCE SHEETS	May 2, 2026	January 31, 2026
	(in millions)
ASSETS
Current Assets (a)	$2,128	$2,249
Noncurrent Assets	2,418	2,403

LIABILITIES
Current Liabilities (b)	$2,605	$2,793
Noncurrent Liabilities	4,577	4,626
 _______________
(a)Includes amounts due from non-Guarantor subsidiaries of $617 million and $596 million as of May 2, 2026 and January 31, 2026, respectively.
(b)Includes amounts due to non-Guarantor subsidiaries of $1,494 million and $1,501 million as of May 2, 2026 and January 31, 2026, respectively.

FIRST QUARTER 2026 SUMMARIZED STATEMENT OF INCOME	(in millions)
Net Sales (a)	$1,295
Gross Profit	541
Operating Income	216
Income Before Income Taxes	145
Net Income	169
 _______________
(a)Includes Net Sales of $28 million to non-Guarantor subsidiaries.
Contingent Liabilities and Contractual Obligations
Lease Guarantees
In connection with the spin-off of Victoria’s Secret & Co., we had remaining contingent obligations of $210 million as of May 2, 2026 related to lease payments under the current terms of noncancelable leases, primarily related to office space, expiring at various dates through 2037. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the spin-off. Our reserves related to these obligations were not significant for any period presented.
Contractual Obligations
Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other long-term obligations. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. Other than our repayment and extinguishment of our 2027 Notes in the first quarter of 2026, there have been no material changes in our contractual obligations subsequent to January 31, 2026, as discussed in “Contingent Liabilities and Contractual Obligations” in our 2025 Annual Report on Form 10-K. Certain of our contractual obligations may fluctuate during the normal course of business (primarily changes in our merchandise inventory-related purchase obligations which fluctuate throughout the year as a result of the seasonal nature of our business).
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Disaggregation of Income Statement Expenses, which requires disclosures of disaggregated information about certain prescribed expense categories within relevant income statement expense captions. This standard is effective for annual reporting of fiscal years beginning after December 15, 2026, and for interim periods in the following year, with early adoption permitted. This standard should be applied prospectively, with retrospective application permitted. We are currently evaluating the impact of adopting this standard on our disclosures.
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which is intended to modernize the accounting for software costs by removing project stages from capitalization criteria and further clarifies the threshold entities apply to begin capitalizing costs. This standard is effective for annual reporting of fiscal years beginning after December 15, 2027, and for interim periods within those fiscal years, with early adoption permitted. This standard can be applied prospectively, retrospectively or through a modified transition approach. We early adopted this standard prospectively in the first quarter of 2026. The adoption of this standard did not have a material impact on our consolidated financial statements nor the related disclosures.
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
There have been no material changes to the critical accounting policies and estimates disclosed in our 2025 Annual Report on Form 10-K.

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
All of our outstanding debt as of May 2, 2026 has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. Our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows.
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
Fair Value Measurements
The following table provides a summary of the principal value and estimated fair value of our outstanding debt as of May 2, 2026, January 31, 2026 and May 3, 2025:

	May 2, 2026	January 31, 2026	May 3, 2025
	(in millions)
Principal Value	$3,632	$3,916	$3,916
Fair Value, Estimated (a)	3,628	3,964	3,957
 _______________
(a)    The estimated fair values are based on reported transaction prices and are not necessarily indicative of the amounts that we could realize in a current market exchange.
We believe that the carrying values of our Accounts Receivable, Accounts Payable and Accrued Expenses approximate their fair values as of May 2, 2026 because of their short maturities.

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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. RISK FACTORS
The risk factors that affect our business and financial results are discussed in Item 1A. Risk Factors in our 2025 Annual Report on Form 10-K. We wish to caution the reader that the risk factors discussed in Item 1A. Risk Factors in our 2025 Annual Report on Form 10-K and those described elsewhere in this report or other SEC filings could cause actual results to differ materially from those stated in any forward-looking statements.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the repurchases of our common stock during the first quarter of 2026:

Fiscal Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
February 2026	2	$21.88	—	$117,341
March 2026	135	19.01	—	117,341
April 2026	1	18.22	—	117,341
Total	138		—
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
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
None of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(c) of Regulation S-K) during the first quarter of 2026.

Item 6. EXHIBITS

Exhibits

10.1	2020 Stock Option and Performance Incentive Plan Terms and Conditions of Restricted Share Unit Awards.

10.2	2020 Stock Option and Performance Incentive Plan Terms and Conditions of Performance Share Unit Awards.

10.3	Amended and Restated Master Aircraft Time Sharing Agreement between the Company and Daniel Heaf, effective as of April 29, 2026.

22	List of Guarantor Subsidiaries.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BATH & BODY WORKS, INC.
(Registrant)
By:	/s/ EVA C. BORATTO
Eva C. Boratto Chief Financial Officer *
Date: May 27, 2026
*    Ms. Boratto is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.