Form 10-Q
period 2026-08-01
Bath & Body Works, Inc.
filed 2026-08-26
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2026
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
As of August 21, 2026, the number of outstanding shares of the Registrant’s common stock was 201,645,313 shares.

BATH & BODY WORKS, INC. ®

*
The Company’s fiscal year ends on the Saturday nearest to January 31. As a result, “second quarter of 2026” and “second quarter of 2025” refer to the thirteen-week periods ended August 1, 2026 and August 2, 2025, respectively. “Year-to-date 2026” and “year-to-date 2025” refer to the twenty-six-week periods ended August 1, 2026 and August 2, 2025, respectively.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(Unaudited)

	Second Quarter		Year-to-Date
	2026	2025	2026	2025
Net Sales	$1,514	$1,549	$2,892	$2,974
Costs of Goods Sold, Buying and Occupancy	(822)	(909)	(1,613)	(1,687)
Gross Profit	692	640	1,279	1,287
General, Administrative and Store Operating Expenses	(476)	(483)	(832)	(920)
Operating Income	216	157	447	367
Interest Expense	(63)	(68)	(132)	(139)
Other Income, Net	11	6	15	13
Income Before Income Taxes	164	95	330	241
Provision for Income Taxes	(46)	(31)	(29)	(72)
Net Income	$118	$64	$301	$169
Net Income per Basic Share	$0.59	$0.31	$1.49	$0.80
Net Income per Diluted Share	$0.58	$0.30	$1.49	$0.79
BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Second Quarter		Year-to-Date
	2026	2025	2026	2025
Net Income	$118	$64	$301	$169
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(4)	—	(3)	6
Unrealized Gain (Loss) on Cash Flow Hedges	3	—	2	(3)
Reclassification of Cash Flow Hedges to Earnings	—	—	—	(1)
Total Other Comprehensive Income (Loss), Net of Tax	(1)	—	(1)	2
Total Comprehensive Income	$117	$64	$300	$171

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value amounts)

	August 1, 2026	January 31, 2026	August 2, 2025
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$794	$953	$364
Accounts Receivable, Net	154	180	131
Inventories	883	699	977
Easton Assets Held for Sale	81	81	81
Other	138	106	153
Total Current Assets	2,050	2,019	1,706
Property and Equipment, Net	1,106	1,127	1,124
Operating Lease Assets	1,012	941	984
Goodwill	628	628	628
Trade Name	165	165	165
Deferred Income Taxes	108	112	133
Other Assets	87	77	74
Total Assets	$5,156	$5,069	$4,814
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$676	$465	$567
Accrued Expenses and Other	556	579	541
Current Debt	248	280	—
Current Operating Lease Liabilities	199	195	194
Income Taxes	28	72	1
Total Current Liabilities	1,707	1,591	1,303
Deferred Income Taxes	115	65	23
Long-term Debt	3,366	3,612	3,888
Long-term Operating Lease Liabilities	931	867	912
Other Long-term Liabilities	91	213	235
Shareholders’ Equity (Deficit):
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	—	—	—
Common Stock - $0.50 par value; 1,000 shares authorized; 217, 216 and 223 shares issued; 202, 201 and 208 shares outstanding, respectively	108	108	111
Paid-in Capital	799	794	806
Accumulated Other Comprehensive Income	73	74	73
Retained Earnings (Accumulated Deficit)	(1,214)	(1,435)	(1,716)
Less: Treasury Stock, at Average Cost; 15, 15 and 15 shares, respectively	(822)	(822)	(822)
Total Shareholders’ Equity (Deficit)	(1,056)	(1,281)	(1,548)
Noncontrolling Interest	2	2	1
Total Equity (Deficit)	(1,054)	(1,279)	(1,547)
Total Liabilities and Equity (Deficit)	$5,156	$5,069	$4,814

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions, except per share amounts)
(Unaudited)

Second Quarter 2026

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, May 2, 2026	201	$108	$799	$74	$(1,292)	$(822)	$2	$(1,131)
Net Income	—	—	—	—	118	—	—	118
Other Comprehensive Loss	—	—	—	(1)	—	—	—	(1)
Total Comprehensive Income	—	—	—	(1)	118		—	117
Cash Dividends ($0.20 per share)	—	—	—	—	(40)	—	—	(40)
Share-based Compensation and Other	1	—	—	—	—	—	—	—
Balance, August 1, 2026	202	$108	$799	$73	$(1,214)	$(822)	$2	$(1,054)

Second Quarter 2025

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, May 3, 2025	212	$113	$818	$73	$(1,633)	$(822)	$1	$(1,450)
Net Income	—	—	—	—	64	—	—	64
Other Comprehensive Income	—	—	—	—	—	—	—	—
Total Comprehensive Income	—	—	—	—	64	—	—	64
Cash Dividends ($0.20 per share)	—	—	—	—	(42)	—	—	(42)
Repurchases of Common Stock	(4)	—	—	—	—	(121)	—	(121)
Treasury Share Retirement	—	(2)	(14)	—	(105)	121	—	—
Share-based Compensation and Other	—	—	2	—	—	—	—	2
Balance, August 2, 2025	208	$111	$806	$73	$(1,716)	$(822)	$1	$(1,547)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions, except per share amounts)
(Unaudited)

Year-to-Date 2026

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, January 31, 2026	201	$108	$794	$74	$(1,435)	$(822)	$2	$(1,279)
Net Income	—	—	—	—	301	—	—	301
Other Comprehensive Loss	—	—	—	(1)	—	—	—	(1)
Total Comprehensive Income	—	—	—	(1)	301	—	—	300
Cash Dividends ($0.40 per share)	—	—	—	—	(80)	—	—	(80)
Share-based Compensation and Other	1	—	5	—	—	—	—	5
Balance, August 1, 2026	202	$108	$799	$73	$(1,214)	$(822)	$2	$(1,054)

Year-to-Date 2025

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, February 1, 2025	216	$115	$829	$71	$(1,578)	$(822)	$2	$(1,383)
Net Income	—	—	—	—	169	—	—	169
Other Comprehensive Income	—	—	—	2	—	—	—	2
Total Comprehensive Income	—	—	—	2	169	—	—	171
Cash Dividends ($0.40 per share)	—	—	—	—	(85)	—	—	(85)
Repurchases of Common Stock	(8)	—	—	—	—	(256)	—	(256)
Treasury Share Retirement	—	(4)	(30)	—	(222)	256	—	—
Share-based Compensation and Other	—	—	7	—	—	—	(1)	6
Balance, August 2, 2025	208	$111	$806	$73	$(1,716)	$(822)	$1	$(1,547)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BATH & BODY WORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date
	2026	2025
Operating Activities:
Net Income	$301	$169
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation of Long-lived Assets	120	128
Share-based Compensation Expense	10	18
Loss on Extinguishment of Debt	8	—
Tax Benefit from Resolution of Certain Tax Matters	(62)	—
Changes in Assets and Liabilities:
Accounts Receivable	26	75
Inventories	(185)	(241)
Accounts Payable, Accrued Expenses and Other	191	157
Income Taxes Payable	(56)	(139)
Other Assets and Liabilities	(37)	(22)
Net Cash Provided by Operating Activities	316	145
Investing Activities:
Capital Expenditures	(98)	(93)
Proceeds from Sale of Non-core Asset	8	—
Other Investing Activities	1	(2)
Net Cash Used for Investing Activities	(89)	(95)
Financing Activities:
Payments for Long-term Debt	(289)	—
Repurchases of Common Stock	—	(254)
Dividends Paid	(80)	(85)
Other Financing Activities	(15)	(23)
Net Cash Used for Financing Activities	(384)	(362)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(2)	2
Net Decrease in Cash and Cash Equivalents	(159)	(310)
Cash and Cash Equivalents, Beginning of Year	953	674
Cash and Cash Equivalents, End of Period	$794	$364

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
Fiscal Year
The Company uses the retail calendar for reporting and its fiscal year ends on the Saturday nearest to January 31. As a result, “second quarter of 2026” and “second quarter of 2025” refer to the thirteen-week periods ended August 1, 2026 and August 2, 2025, respectively. “Year-to-date 2026” and “year-to-date 2025” refer to the twenty-six-week periods ended August 1, 2026 and August 2, 2025, respectively. References to “quarter” and “year” each refer to the fiscal calendar period.
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
Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended August 1, 2026 and August 2, 2025 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2025 Annual Report on Form 10-K.
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
Supplier Finance Program
In the fourth quarter of 2024, the Company implemented a supply chain finance (“SCF”) program agreement with a third-party financial institution, whereby the Company’s merchandise suppliers have the opportunity to settle outstanding payment obligations early, at a discount, facilitated by the financial institution. Since implementation, merchandise suppliers have continued to join the program. The Company’s obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted by suppliers’ participation in the arrangement and the Company provides no guarantees to any third parties under the SCF program. Amounts due under the SCF program are included in Accounts Payable in the Consolidated Balance Sheets and within Operating Activities in the Consolidated Statements of Cash Flows. Amounts due under the SCF program were $208 million, $115 million and $90 million as of August 1, 2026, January 31, 2026 and August 2, 2025, respectively.
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
Easton Investments
The Company has land and other investments in Easton, a planned community in Columbus, Ohio, that integrates office, hotel, retail, residential and recreational space. Beginning in the fourth quarter of 2024, certain of these investments met all of the required criteria for held for sale presentation, which requires assets to be reported at the lower of their carrying value or fair value less costs to sell. The investments classified as held for sale, consisting primarily of undeveloped land, are reported at their carrying value, which was $81 million as of August 1, 2026, January 31, 2026 and August 2, 2025, within Current Assets on the Consolidated Balance Sheets.
During the second quarter of 2025, the Company changed its plan of sale for its Easton investments, causing certain of these investments to no longer meet the held for sale criteria. As a result of this change, the Company reclassified $17 million of carrying value from Current Assets to long-term Other Assets during the second quarter of 2025. The Company’s Easton investments not presented as held for sale and reported in Other Assets were $34 million, $38 million and $40 million as of August 1, 2026, January 31, 2026 and August 2, 2025, respectively.
Interchange Fee Settlements
In the first quarter of 2026, the Company entered into settlement agreements to resolve payment card interchange fee litigation. As a result of the settlements, the Company recognized a pre-tax gain of $88 million, net of legal fees, as a reduction of General, Administrative and Store Operating Expenses in the year-to-date 2026 Consolidated Statement of Income.
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
In the second quarter of 2026, the Company received approximately $85 million of IEEPA tariff refunds and related interest. The Company recognized approximately $80 million of these refunds as a reduction to Cost of Goods Sold, Buying and Occupancy, with the interest portion recognized in Other Income, Net, in the 2026 Consolidated Statements of Income. This represents the significant majority of refunds the Company expects to receive.
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
Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update 2024-03, Disaggregation of Income Statement Expenses, which requires disclosures of disaggregated information about certain prescribed expense categories within relevant income statement expense captions. This standard is effective for annual reporting of fiscal years beginning after December 15, 2026, and for interim periods in the following year, with early adoption permitted. This standard should be applied prospectively, with retrospective application permitted. The Company is currently evaluating the impact of adopting this standard on its disclosures.

2. Revenue Recognition
Accounts receivable, net from revenue-generating activities were $98 million as of August 1, 2026, $66 million as of January 31, 2026 and $75 million as of August 2, 2025. These accounts receivable primarily relate to amounts due from the Company’s franchise, license and wholesale partners. Under these arrangements, payment terms are typically 45 to 75 days.
The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty points and rewards, and direct channel shipments not received by the customer, which are all impacted by seasonal and holiday-related sales patterns. Deferred revenue, which is recorded within Accrued Expenses and Other on the Consolidated Balance Sheets, was $195 million as of August 1, 2026, $223 million as of January 31, 2026 and $172 million as of August 2, 2025. The Company recognized $93 million as revenue during year-to-date 2026 from amounts recorded as deferred revenue at the beginning of its fiscal year.
The following table provides a disaggregation of Net Sales for the second quarters of and year-to-date 2026 and 2025:

	Second Quarter		Year-to-Date
	2026	2025	2026	2025
	(in millions)
Stores - U.S. and Canada (a)	$1,131	$1,196	$2,194	$2,307
Direct - U.S. and Canada	275	267	521	517
International and Other (b)	108	86	177	150
Total Net Sales	$1,514	$1,549	$2,892	$2,974
_______________
(a)Results include fulfilled buy online pick up in store orders.
(b)Results include royalties associated with franchised stores, as well as international and domestic wholesale sales.
The Company’s Net Sales outside of the U.S. include sales from Company-operated stores and its e-commerce site in Canada, royalties associated with franchised stores and international wholesale sales. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s Net Sales outside of the U.S. totaled $171 million and $167 million for the second quarters of 2026 and 2025, respectively, and $307 million and $299 million for year-to-date 2026 and 2025, respectively.
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
The following table provides the weighted-average shares utilized for the calculation of Net Income per Basic and Diluted Share for the second quarters of and year-to-date 2026 and 2025:

	Second Quarter		Year-to-Date
	2026	2025	2026	2025
	(in millions)
Common Shares	216	225	216	227
Treasury Shares	(15)	(15)	(15)	(15)
Basic Shares	201	210	201	212
Effect of Dilutive Awards	1	1	1	1
Diluted Shares	202	211	202	213
Anti-dilutive Awards (a)	—	—	—	—
 _______________
(a)These awards were excluded from the calculation of Net Income per Diluted Share because their inclusion would have been anti-dilutive.
Common Stock Repurchases and Retirements
The Company did not repurchase any shares of its common stock during year-to-date 2026.

Under the authority of the Company’s Board of Directors, the Company repurchased shares of its common stock under the following repurchase programs during year-to-date 2025:

Repurchase Program	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price
		2025	2025	2025
	(in millions)	(in thousands)	(in millions)
January 2024	$500	460	$17	$37.67
January 2025	500	8,008	239	29.78
Total		8,468	$256
On February 27, 2025, the Company cancelled the remaining $121 million authorization available under the January 2024 Program and began repurchasing shares under the January 2025 Program. The January 2025 Program had $117 million of remaining authority as of August 1, 2026.
Shares repurchased under these programs are retired and cancelled upon repurchase. As a result, the Company retired the 8.468 million shares repurchased during year-to-date 2025.
Dividends
The Company paid the following dividends during the first and second quarters of 2026 and 2025:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2026
First Quarter	$0.20	$40
Second Quarter	0.20	40
Total	$0.40	$80
2025
First Quarter	$0.20	$43
Second Quarter	0.20	42
Total	$0.40	$85
In August 2026, the Company declared its third quarter 2026 ordinary dividend of $0.20 per share payable on September 4, 2026 to shareholders of record at the close of business on August 21, 2026.
4. Inventories
The following table provides details of Inventories as of August 1, 2026, January 31, 2026 and August 2, 2025:

	August 1, 2026	January 31, 2026	August 2, 2025
	(in millions)
Finished Goods Merchandise	$662	$545	$724
Raw Materials and Merchandise Components	221	154	253
Total Inventories	$883	$699	$977
Inventories are principally valued at the lower of cost or net realizable value, on an average cost basis.
5. Long-lived Assets
The following table provides details of Property and Equipment, Net as of August 1, 2026, January 31, 2026 and August 2, 2025:

	August 1, 2026	January 31, 2026	August 2, 2025
	(in millions)
Property and Equipment, at Cost	$3,343	$3,363	$3,310
Accumulated Depreciation and Amortization	(2,237)	(2,236)	(2,186)
Property and Equipment, Net	$1,106	$1,127	$1,124

Depreciation expense was $59 million and $64 million for the second quarters of 2026 and 2025, respectively, and $120 million and $128 million for year-to-date 2026 and 2025, respectively. Capital Expenditures of $37 million, $34 million and $51 million remained unpaid as of August 1, 2026, January 31, 2026 and August 2, 2025, respectively.
6. Income Taxes
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events.
For the second quarter of 2026, the Company’s effective tax rate was 28.0% compared to 32.3% in the second quarter of 2025. The 2026 second quarter rate was higher than the Company’s combined estimated federal and state statutory rates primarily due to the impact of non-U.S. operations. The 2025 second quarter rate was higher than the Company’s combined estimated federal and state statutory rates largely due to the transition of certain members of the leadership team, primarily related to severance benefits.
For year-to-date 2026, the Company’s effective tax rate was 8.8% compared to 29.9% for year-to-date 2025. The 2026 year-to-date rate was lower than the Company’s combined estimated federal and state statutory rates largely due to the resolution of certain tax matters. The 2025 year-to-date rate was higher than the Company’s combined estimated federal and state statutory rates largely due to accrued interest expense related to unrecognized tax benefits and the transition of certain members of the leadership team, primarily related to severance benefits.
Uncertain Tax Positions
The Company had unrecognized tax benefits of $131 million as of January 31, 2026, of which $75 million, if recognized, would reduce the effective income tax rate. Through August 1, 2026, the Company had a net decrease to gross unrecognized tax benefits of $85 million, primarily due to the resolution of certain tax matters. The changes to the unrecognized tax benefits resulted in a $39 million benefit in Provision for Income Taxes in the year-to-date 2026 Consolidated Statement of Income.
The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. The Company had accrued $8 million and $36 million as of August 1, 2026 and January 31, 2026, respectively, for the payment of interest and penalties.
7. Long-term Debt and Borrowing Facility
The following table provides the Company’s outstanding debt balances, net of unamortized debt issuance costs and discounts, as of August 1, 2026, January 31, 2026 and August 2, 2025:

	August 1, 2026	January 31, 2026	August 2, 2025
	(in millions)
Senior Debt with Subsidiary Guarantee
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	$—	$280	$278
$444 million, 5.250% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	444	444	443
$482 million, 7.500% Fixed Interest Rate Notes due June 2029 (“2029 Notes”)	478	477	477
$844 million, 6.625% Fixed Interest Rate Notes due October 2030 (“2030 Notes”)	840	839	839
$802 million, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	797	797	797
$575 million, 6.750% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	571	571	571
Total Senior Debt with Subsidiary Guarantee	3,130	3,408	3,405
Senior Debt
$284 million, 6.950% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	284	284	283
$201 million, 7.600% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	200	200	200
Total Senior Debt	484	484	483
Total Debt	3,614	3,892	3,888
Current Debt	(248)	(280)	—
Total Long-term Debt, Net of Current Portion	$3,366	$3,612	$3,888
Cash paid for interest was $127 million and $143 million for year-to-date 2026 and 2025, respectively.
Repurchases of Notes
During the first quarter of 2026, the Company completed a make-whole call to repurchase the remaining $284 million principal amount of its outstanding 2027 Notes. The repurchase price for these notes was $289 million, resulting in a pre-tax loss of $8 million, net of the write-off of unamortized discounts and issuance costs. This loss is included in Other Income, Net in the year-to-date 2026 Consolidated Statement of Income.

On July 20, 2026, the Company issued a notice of partial redemption for $250 million aggregate principal amount of its 7.500% Senior Notes due June 2029. Subsequent to August 1, 2026, the Company completed the partial redemption for an aggregate repurchase price of $253 million and recognized a pre-tax loss of $5 million.
The Company did not repurchase any outstanding senior notes during year-to-date 2025.
Asset-backed Revolving Credit Facility
The Company and certain of the Company’s 100% owned subsidiaries guarantee and pledge collateral to secure an asset-backed revolving credit facility (“ABL Facility”). The ABL Facility, which allows borrowings and letters of credit in U.S. and Canadian dollars, has aggregate commitments of $750 million and an expiration date in May 2030.
Availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on the Company’s eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time the outstanding amount under the ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitment, the Company is required to repay the outstanding amounts under the ABL Facility to the extent of such excess. As of August 1, 2026, the Company’s borrowing base was $632 million, and it had no borrowings outstanding under the ABL Facility.
The ABL Facility supports the Company’s letter of credit program. The Company had $9 million of outstanding letters of credit as of August 1, 2026 that reduced its availability under the ABL Facility. As of August 1, 2026, the Company’s availability under the ABL Facility was $623 million.
As of August 1, 2026, the ABL Facility fees related to committed and unutilized amounts were 0.30% per annum, and the fees related to outstanding letters of credit were 1.25% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was the Term Secured Overnight Financing Rate plus 1.25% per annum. The interest rate on outstanding Canadian dollar-denominated borrowings was the Canadian Overnight Repo Rate Average plus 1.25% per annum.
The ABL Facility requires the Company to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (i) $70 million or (ii) 10% of the maximum borrowing amount. As of August 1, 2026, the Company was not required to maintain this ratio.
8. Fair Value Measurements
Cash and Cash Equivalents include cash on hand, deposits with financial institutions and highly liquid investments with original maturities of less than 90 days. The Company’s Cash and Cash Equivalents are considered Level 1 fair value measurements as they are valued using unadjusted quoted prices in active markets for identical assets.
The following table provides a summary of the principal value and estimated fair value of the Company’s outstanding debt as of August 1, 2026, January 31, 2026 and August 2, 2025:

	August 1, 2026	January 31, 2026	August 2, 2025
	(in millions)
Principal Value	$3,632	$3,916	$3,916
Fair Value, Estimated (a)	3,656	3,964	3,992
  _______________
(a)The estimated fair value of the Company’s debt is based on reported transaction prices, which are considered Level 2 inputs in accordance with Accounting Standards Codification 820, Fair Value Measurement. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.
Management believes that the carrying values of the Company’s Accounts Receivable, Accounts Payable and Accrued Expenses approximate their fair values as of August 1, 2026 because of their short maturities.
9. Commitments and Contingencies
The Company is subject to various claims and contingencies related to lawsuits, taxes, insurance, regulatory and other matters arising in the ordinary course of business. Actions filed against the Company from time to time may include commercial, tort, intellectual property, tax, customer, employment, wage and hour, data privacy, securities, anti-corruption and other claims, including putative class action lawsuits. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
Lease Guarantees
In connection with the spin-off of Victoria’s Secret & Co., the Company had remaining contingent obligations of $205 million as of August 1, 2026 related to lease payments under the current terms of noncancelable leases, primarily related to office space, expiring at various dates through 2037. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the spin-off. The Company’s reserves related to these obligations were not significant for any period presented.
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
The following table illustrates significant segment expenses that were regularly provided to the CODM for the second quarters of and year-to-date 2026 and 2025:

	Second Quarter		Year-to-Date
	2026	2025	2026	2025
	(in millions)
Net Sales	$1,514	$1,549	$2,892	$2,974
Adjusted Cost of Goods Sold	(541)	(631)	(1,062)	(1,140)
Buying and Occupancy	(281)	(278)	(550)	(547)
Adjusted Selling Expenses	(274)	(282)	(530)	(538)
Adjusted Marketing Expenses	(66)	(53)	(117)	(103)
Adjusted General and Administrative Expenses	(127)	(133)	(257)	(264)
Adjusted Operating Income	225	172	376	382
Interchange Fee Settlements (a)	—	—	88	—
Business Transformation Activities (b)	(9)	—	(17)	—
Leadership Transition Costs (c)	—	(15)	—	(15)
Reported Operating Income	$216	$157	$447	$367
 ________________
(a)In year-to-date 2026, the Company received $88 million, net of legal fees, related to favorable settlements of payment card interchange fee litigation. The gain was recognized as a reduction to Selling Expenses and was excluded from the Adjusted Operating Income details provided to the CODM.
(b)In the second quarter of 2026, the Company recognized aggregate pre-tax costs of $9 million, resulting from business transformation activities in connection with the Consumer First Formula, of which $5 million and $4 million were excluded from Marketing Expenses and General and Administrative Expenses, respectively, in the Adjusted Operating Income details provided to the CODM. During year-to-date 2026, the Company recognized aggregate pre-tax costs of $17 million, resulting from business transformation activities in connection with the Consumer First Formula, of which $1 million, $7 million and $9 million, were excluded from the Cost of Goods Sold, Marketing Expenses and General and Administrative Expenses, respectively, in the Adjusted Operating Income details provided to the CODM.
(c)In the second quarter of and year-to-date 2025, the Company recognized pre-tax costs of $15 million due to the transition of certain members of the leadership team, primarily related to severance benefits, which were excluded from General and Administrative Expenses in the Adjusted Operating Income details provided to the CODM.
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
Executive Overview
In the second quarter of 2026, total Net Sales were $1,514 million, which decreased $35 million, or 2.3%, compared to the second quarter of 2025. Total North American Net Sales decreased $57 million, primarily due to decrease in transactions and average dollar sales, while International and Other Net Sales increased $22 million. Our second quarter Operating Income was $216 million, which increased $59 million, or 37.0%, compared to the second quarter of 2025, and our Operating Income rate (expressed as a percentage of Net Sales) increased to 14.2% from 10.2%. The Operating Income results were primarily due to the increase in the merchandise margin rate, as a result of approximately $80 million of International Emergency Economic Powers Act (“IEEPA”) tariff refunds, partially offset by the decline in Net Sales.
For additional information related to our second quarter 2026 financial performance, see “Results of Operations.”
Consumer First Formula
In 2025, we launched the Consumer First Formula, our multi-year, comprehensive transformation plan to revitalize Bath & Body Works across brand, product and marketplace. The Consumer First Formula invests behind our largest revenue driving opportunities to try to attract new, younger consumers to the brand, which we expect will help us unlock our next era of sustainable growth. During the second quarter of 2026, we delivered progress across innovation, brand building, digital and expanded distribution including sequential improvement in Body Care, a return to growth in Direct and continued momentum across our marketplace partnerships. While we are still in the early stages of our transformation, these proof points indicate that the Consumer First Formula is gaining traction. We remain focused on disciplined execution and investing in the capabilities necessary to support sustainable, durable growth over the long term.
Outlook
Macroeconomic Factors
The conflict between the U.S. and Iran continues to impact much of the Middle East region, including transportation restrictions, which has resulted in volatility in global energy markets, commodities pricing, transportation costs and foreign currency exchange rates. These recent events have increased global economic uncertainty and may affect consumer demand in certain markets and contribute to higher global inflation and input costs.

Adjusted Financial Information
In addition to our results provided in accordance with GAAP above and throughout this Quarterly Report on Form 10-Q, provided below are non-GAAP measures that present Operating Income, Net Income and Net Income per Diluted Share for the second quarters of and year-to-date 2026 and 2025 on an adjusted basis, which removes certain items. We believe that these items are not indicative of our operations due to their size and nature.
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

(in millions, except per share amounts)	Second Quarter		Year-to-Date
	2026	2025	2026	2025
Reconciliation of Reported Operating Income to Adjusted Operating Income
Reported Operating Income	$216	$157	$447	$367
Interchange Fee Settlements (a)	—	—	(88)	—
Business Transformation Activities (b)	9	—	17	—
Leadership Transition Costs (c)	—	15	—	15
Adjusted Operating Income	$225	$172	$376	$382

Reconciliation of Reported Net Income to Adjusted Net Income
Reported Net Income	$118	$64	$301	$169
Interchange Fee Settlements (a)	—	—	(88)	—
Business Transformation Activities (b)	9	—	17	—
Leadership Transition Costs (c)	—	15	—	15
Loss on Extinguishment of Debt (d)	—	—	8	—
Gain on Sale of Non-core Asset (e)	—	—	(3)	—
Tax Effect of Adjustments	(2)	(1)	17	(1)
Tax Benefit from Resolution of Certain Tax matters (f)	—	—	(62)	—
Adjusted Net Income	$125	$78	$190	$183

Reconciliation of Reported Net Income per Diluted Share to Adjusted Net Income per Diluted Share
Reported Net Income per Diluted Share	$0.58	$0.30	$1.49	$0.79
Interchange Fee Settlements (a)	—	—	(0.43)	—
Business Transformation Activities (b)	0.05	—	0.09	—
Leadership Transition Costs (c)	—	0.07	—	0.07
Loss on Extinguishment of Debt (d)	—	—	0.04	—
Gain on Sale of Non-core Asset (e)	—	—	(0.02)	—
Tax Effect of Adjustments	(0.01)	(0.01)	0.08	(0.01)
Tax Benefit from Resolution of Certain Tax matters (f)	—	—	(0.31)	—
Adjusted Net Income per Diluted Share	$0.62	$0.37	$0.94	$0.86
 ________________
(a)In the first quarter of 2026, we recognized an $88 million pre-tax gain ($66 million after tax) as a reduction to General, Administrative and Store Operating Expenses, related to cash proceeds received, net of legal fees, for favorable settlements of payment card interchange fee litigation.
(b)In the second quarter of 2026, we recognized aggregate pre-tax costs of $9 million ($7 million after tax) and during year-to-date 2026, we recognized aggregate pre-tax costs of $17 million ($13 million after tax), primarily included in General, Administrative and Store Operating Expenses, resulting from business transformation activities in connection with the Consumer First Formula.
(c)In the second quarter of 2025, we recognized pre-tax costs of $15 million ($14 million after tax) due to the transition of certain members of the leadership team, primarily related to severance benefits.

(d)In the first quarter of 2026, we recognized an $8 million pre-tax loss ($6 million after tax) in Other Income, Net, related to the repurchase and early extinguishment of outstanding debt. For additional information, see Note 7, “Long-term Debt and Borrowing Facility” included in Part 1, Item 1. Financial Statements.
(e)In the first quarter of 2026, we recognized a $3 million pre-tax gain ($3 million after tax) in Other Income, Net, related to the sale of a non-core asset.
(f)In the first quarter of 2026, we recognized a $62 million tax benefit associated with the resolution of certain tax matters. For additional information, see Note 6, “Income Taxes” included in Part 1, Item 1. Financial Statements.
Company-operated Stores
The following table compares Company-operated store data for the second quarters of and year-to-date 2026 and 2025:

	Second Quarter			Year-to-Date
	2026	2025	% Change	2026	2025	% Change
Sales per Average Selling Square Foot (a)	$206	$221	(6.8%)	$398	$427	(6.8%)
Sales per Average Store (in thousands) (a)	$586	$629	(6.8%)	$1,135	$1,214	(6.5%)
Average Store Size (selling square feet)	2,851	2,846	0.2%
Total Selling Square Feet (in thousands)	5,521	5,419	1.9%
 ________________
(a)Sales per average selling square foot and sales per average store, which are indicators of store productivity, are calculated based on store sales for the period divided by the average, including the beginning and end of period, of total selling square footage and store count, respectively.
The following table represents Company-operated store activity for year-to-date 2026:

	Stores			Stores
	January 31, 2026	Opened	Closed	August 1, 2026
United States	1,814	36	(27)	1,823
Canada	113	1	—	114
Total	1,927	37	(27)	1,937
Partner-operated Stores
The following table represents Partner-operated store activity for year-to-date 2026:

	Stores			Stores
	January 31, 2026	Opened	Closed	August 1, 2026
International	536	25	(2)	559
International - Travel Retail	37	—	—	37
Total International (a)	573	25	(2)	596
________________
(a)Includes store locations only and does not include kiosks, shop-in-shops, gondola or beauty counter locations.
Results of Operations
Second Quarter of 2026 Compared to the Second Quarter of 2025
Net Sales
The following table provides Net Sales for the second quarter of 2026 in comparison to the second quarter of 2025:

	2026	2025	% Change
	(in millions)
Stores - U.S. and Canada (a)	$1,131	$1,196	(5.4%)
Direct - U.S. and Canada	275	267	3.0%
International and Other (b)	108	86	24.9%
Total Net Sales	$1,514	$1,549	(2.3%)
 _______________
(a)Results include fulfilled buy online pick up in store (“BOPIS”) orders.
(b)Results include royalties associated with franchised stores, as well as international and domestic wholesale sales.

For the second quarter of 2026, total Net Sales were $1,514 million and decreased $35 million, or 2.3%, compared to the second quarter of 2025. Stores Net Sales decreased $65 million, or 5.4%, driven by a decrease in transactions and average dollar sales. Direct Net Sales increased $8 million, or 3.0%, primarily driven by an increase in fulfilled orders, partially offset by average order size and lower shipping and handling revenue. International and Other Net Sales increased $22 million, or 24.9%, compared to the second quarter of 2025 driven by expanded distribution of domestic wholesale, which includes Ulta and Amazon, and increased international product sales.
Gross Profit
For the second quarter of 2026, our Gross Profit was $692 million, which increased $52 million compared to the second quarter of 2025, and our Gross Profit rate (expressed as a percentage of Net Sales) was 45.7%, which increased from 41.3% in the second quarter of 2025. Gross Profit dollars increased due to an increase in the merchandise margin rate, partially offset by the decline in Net Sales. The merchandise margin rate increase was driven by approximately $80 million of IEEPA tariff refunds, partially offset by the deleverage on lower Net Sales.
The Gross Profit rate increased primarily due to the increase in the merchandise margin rate, partially offset by Buying and Occupancy Expenses deleverage on lower Net Sales.
General, Administrative and Store Operating Expenses
The following table provides detail for our General, Administrative and Store Operating Expenses for the second quarter of 2026 compared to the second quarter of 2025:

	2026		2025		Change
	(in millions)	% of Net Sales	(in millions)	% of Net Sales	(in millions)	% of Net Sales
Selling Expenses	$274	18.1%	$282	18.2%	$(8)	(0.1%)
Marketing Expenses	71	4.7%	53	3.4%	18	1.3%
General and Administrative Expenses	131	8.7%	148	9.5%	(17)	(0.8%)
Total	$476	31.5%	$483	31.1%	$(7)	0.4%
For the second quarter of 2026, our total General, Administrative and Store Operating Expenses were $476 million, which decreased $7 million compared to the second quarter of 2025, and the rate (expressed as a percentage of Net Sales) was 31.5%, which increased from 31.1% in the second quarter of 2025. General and Administrative Expenses decreased primarily driven by $15 million of costs related to the transition of certain members of the leadership team in the second quarter of 2025 and lower share-based compensation expense in the second quarter of 2026, partially offset by business transformation activities and other discrete items in the second quarter of 2026. Selling Expenses decreased primarily driven by lower store sales, partially offset by investments in associate wages. The increase in Marketing Expenses was driven by incremental spend and strategic investments to support the Consumer First Formula in 2026.
The General, Administrative and Store Operating Expense rate increased primarily due to incremental investments in marketing, business transformation activities and other discrete items in the second quarter of 2026, partially offset by leadership transition costs incurred in the second quarter of 2025. The second quarter of 2026 rate also reflects deleverage due to the Net Sales decline.
Other Income and Expenses
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the second quarters of 2026 and 2025:

	2026	2025
Average daily borrowings (in millions)	$3,632	$3,916
Average borrowing rate	7.0%	7.1%
For the second quarter of 2026, our Interest Expense was $63 million, compared to $68 million in the second quarter of 2025. The decrease was primarily due to lower average daily borrowings driven by the early extinguishment of the outstanding 2027 Notes in the first quarter of fiscal year 2026.
Other Income, Net
For the second quarter of 2026, our Other Income, Net was $11 million, compared to $6 million in the second quarter of 2025. The increase was primarily due to interest received in connection with IEEPA tariff refunds.

Provision for Income Taxes
For the second quarter of 2026, our effective tax rate was 28.0% compared to 32.3% in the second quarter of 2025. The 2026 second quarter rate was higher than our combined estimated federal and state statutory rates primarily due to the impact of non-U.S. operations. The 2025 second quarter rate was higher than our combined estimated federal and state statutory rates largely due to the transition of certain members of the leadership team, primarily related to severance benefits.
Results of Operations
Year-to-Date 2026 Compared to Year-to-Date 2025
For year-to-date 2026, Operating Income was $447 million, which increased $80 million compared to year-to-date 2025, and the Operating Income rate (expressed as a percentage of Net Sales) was 15.4%, which increased from 12.3% year-to-date 2025. The drivers of the year-to-date Operating Income results are discussed in the following sections.
Net Sales
The following table provides Net Sales for year-to-date 2026 in comparison to year-to-date 2025:

	2026	2025	% Change
	(in millions)
Stores - U.S. and Canada (a)	$2,194	$2,307	(4.9%)
Direct - U.S. and Canada	521	517	0.8%
International and Other (b)	177	150	18.1%
Total Net Sales	$2,892	$2,974	(2.7%)
 _______________
(a)Results include fulfilled BOPIS orders.
(b)Results include royalties associated with franchised stores, as well as international and domestic wholesale sales.
For year-to-date 2026, total Net Sales were $2,892 million and decreased $82 million, or 2.7%, compared to year-to-date 2025. Stores Net Sales decreased $113 million, or 4.9%, primarily driven by a decrease in transactions. Direct Net Sales increased $4 million, or 0.8%, driven by an increase in fulfilled orders, partially offset by lower shipping and handling revenue and average order size. International and Other Net Sales increased $27 million, or 18.1%, driven by increased international product sales and expanded distribution of domestic wholesale, which includes Ulta and Amazon.
Gross Profit
For year-to-date 2026, our Gross Profit was $1,279 million, which decreased $8 million compared to year-to-date 2025, and our Gross Profit rate (expressed as a percentage of Net Sales) was 44.2%, which increased from 43.3% year-to-date 2025. Gross Profit dollars decreased due to the decline in Net Sales partially offset by an increase in the merchandise margin rate. The merchandise margin rate increase was driven by approximately $80 million of IEEPA tariff refunds, partially offset by the deleverage on lower Net Sales.
The Gross Profit rate increased primarily due to the increase in the merchandise margin rate, partially offset by Buying and Occupancy Expenses deleverage on lower Net Sales.
General, Administrative and Store Operating Expenses
The following table provides detail for our General, Administrative and Store Operating Expenses for year-to-date 2026 compared to year-to-date 2025:

	2026		2025		Change
	(in millions)	% of Net Sales	(in millions)	% of Net Sales	(in millions)	% of Net Sales
Selling Expenses	$442	15.3%	$538	18.1%	$(96)	(2.8%)
Marketing Expenses	124	4.3%	103	3.5%	21	0.8%
General and Administrative Expenses	266	9.2%	279	9.4%	(13)	(0.2%)
Total	$832	28.8%	$920	30.9%	$(88)	(2.1%)

For year-to-date 2026, our total General, Administrative and Store Operating Expenses were $832 million, which decreased $88 million compared to year-to-date 2025, and the rate (expressed as a percentage of Net Sales) was 28.8%, which decreased from 30.9% year-to-date 2025. Selling Expenses decreased primarily driven by an $88 million pre-tax gain related to cash proceeds received, net of legal fees, for favorable settlements of payment card interchange fee litigation, as well as lower store sales. General and Administrative Expenses decreased primarily driven by $15 million of costs related to the transition of certain members of the leadership team in 2025 and lower share-based compensation expense in 2026, partially offset by business transformation activities and other discrete items in 2026. The increase in Marketing Expenses was driven by incremental spend and strategic investments to support the Consumer First Formula in 2026.
The General, Administrative and Store Operating Expense rate decreased primarily due to favorable settlements of payment card interchange fee litigation in 2026 and leadership transition costs incurred in 2025, partially offset by incremental investments in marketing, business transformation activities, and other discrete items in 2026, as well as deleverage due to the Net Sales decline.
Other Income and Expenses
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for year-to-date 2026 and 2025:

	2026	2025
Average daily borrowings (in millions)	$3,737	$3,916
Average borrowing rate	7.0%	7.1%
For year-to-date 2026, our Interest Expense was $132 million, compared to $139 million for year-to-date 2025. The decrease was primarily due to lower average daily borrowings driven by the early extinguishment of outstanding notes in the first quarter of 2026.
Other Income, Net
For year-to-date 2026, our Other Income, Net was $15 million, compared to $13 million for year-to-date 2025. The increase was due to higher interest income on invested cash and IEEPA tariff refunds in year-to-date 2026 and a $3 million pre-tax gain related to the sale of a non-core asset recognized in the first quarter of 2026, partially offset by an $8 million pre-tax loss related to the early extinguishment of the outstanding notes in the first quarter of 2026.
Provision for Income Taxes
For year-to-date 2026, our effective tax rate was 8.8% compared to 29.9% for year-to-date 2025. The 2026 year-to-date rate was lower than our combined estimated federal and state statutory rates largely due to the resolution of certain tax matters. The 2025 year-to-date rate was higher than our combined estimated federal and state statutory rates largely due to accrued interest expense related to unrecognized tax benefits and the transition of certain members of the leadership team, primarily related to severance benefits.
FINANCIAL CONDITION
Liquidity and Capital Resources
Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements, future common stock and debt repurchases and capital expenditures. Our cash provided from operations is impacted by our net income and working capital changes. Our net income is impacted by, among other things, sales volume, seasonal sales patterns, success of new product introductions and product and market expansions, profit margins, income taxes and inflationary pressures. Typically, our sales are highest during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the summer and fall months as inventory builds in anticipation of the holiday period. Our cash and cash equivalents held by foreign subsidiaries were $238 million as of August 1, 2026.
We did not repurchase any shares of our common stock during year-to-date 2026. During the first quarter of 2026, we completed a make-whole call to repurchase the remaining $284 million principal amount of our outstanding 2027 Notes for a repurchase price of $289 million. In addition, subsequent to August 1, 2026, we completed a partial redemption for $250 million aggregate principal amount of our outstanding 2029 Notes for a repurchase price of $253 million. We may, from time to time, repurchase, or otherwise retire, additional debt or shares of our common stock, as applicable.
We believe that our current cash position, our cash flows generated from operations and our borrowing capacity under our asset-backed revolving credit facility (“ABL Facility”) will be sufficient to meet our liquidity needs, including capital expenditure requirements, for at least the next twelve months.

Cash Flows
The following table provides a summary of our cash flow activity during year-to-date of 2026 and 2025:

	2026	2025
	(in millions)
Cash and Cash Equivalents, Beginning of Year	$953	$674
Net Cash Flows Provided by Operating Activities	316	145
Net Cash Flows Used for Investing Activities	(89)	(95)
Net Cash Flows Used for Financing Activities	(384)	(362)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(2)	2
Net Decrease in Cash and Cash Equivalents	(159)	(310)
Cash and Cash Equivalents, End of Period	$794	$364
Operating Activities
Net cash provided by operating activities for year-to-date 2026 was $316 million, including net income of $301 million. Net income included depreciation expense of $120 million, $88 million received related to settlements of payment card interchange fee litigation, $85 million of IEEPA tariff refunds and related interest, a $62 million tax benefit related to the resolution of certain tax matters, share-based compensation expense of $10 million and loss on extinguishment of debt of $8 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal changes in Inventories and Accounts Payable.
Net cash provided by operating activities for year-to-date 2025 was $145 million, including net income of $169 million. Net income included depreciation expense of $128 million and share-based compensation expense of $18 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal changes in Inventories, Income Taxes Payable and Accounts Receivable, with Inventories also impacted by the higher tariff levels during the year. Accounts Payable, Accrued Expenses and Other provided a cash flow benefit primarily due to our efforts to improve working capital.
Investing Activities
Net cash used for investing activities for year-to-date 2026 was $89 million, primarily related to capital expenditures of $98 million partially offset by cash proceeds of $8 million related to the sale of a non-core asset. The capital expenditures included approximately $70 million related to new off-mall stores and remodels of existing stores, approximately $10 million related to supply chain and logistics capabilities and approximately $10 million for product assortment related to business transformation activities.
Net cash used for investing activities for year-to-date 2025 was $95 million, primarily related to capital expenditures. The capital expenditures included approximately $60 million related to new off-mall stores and remodels of existing stores and approximately $20 million for various technology projects primarily to support the growth and profitability of our business.
In 2026, we now expect to invest approximately $240 million in capital expenditures, focused on high return real estate and Consumer First Formula investments, largely related to product assortment, logistics and fulfillment upgrades.
Financing Activities
Net cash used for financing activities for year-to-date 2026 was $384 million, primarily consisting of $289 million for the early extinguishment of the outstanding 2027 Notes and dividend payments of $0.40 per share, or $80 million.
Net cash used for financing activities for year-to-date 2025 was $362 million, primarily consisting of $254 million for share repurchases and dividend payments of $0.40 per share, or $85 million.
Subsequent to August 1, 2026, we completed a partial redemption for $250 million aggregate principal amount of our outstanding 2029 Notes for a repurchase price of $253 million.
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

Common Stock Repurchases
We did not repurchase any shares of our common stock during year-to-date 2026.
Under the authority of our Board of Directors, we repurchased shares of our common stock under the following repurchase programs during year-to-date 2025:

Repurchase Program	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price
		2025	2025	2025
	(in millions)	(in thousands)	(in millions)
January 2024	$500	460	$17	$37.67
January 2025	500	8,008	239	29.78
Total		8,468	$256
On February 27, 2025, we cancelled the remaining $121 million authorization available under the January 2024 Program and began repurchasing shares under the January 2025 Program. The January 2025 Program had $117 million of remaining authority as of August 1, 2026.
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
We paid the following dividends during the first and second quarters of 2026 and 2025:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2026
First Quarter	$0.20	$40
Second Quarter	0.20	40
Total	$0.40	$80
2025
First Quarter	$0.20	$43
Second Quarter	0.20	42
Total	$0.40	$85
In August 2026, we declared our third quarter 2026 ordinary dividend of $0.20 per share payable on September 4, 2026 to shareholders of record at the close of business on August 21, 2026.

Long-term Debt and Borrowing Facility
The following table provides our outstanding debt balances, net of unamortized debt issuance costs and discounts, as of August 1, 2026, January 31, 2026 and August 2, 2025:

	August 1, 2026	January 31, 2026	August 2, 2025
	(in millions)
Senior Debt with Subsidiary Guarantee
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	$—	$280	$278
$444 million, 5.250% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	444	444	443
$482 million, 7.500% Fixed Interest Rate Notes due June 2029 (“2029 Notes”)	478	477	477
$844 million, 6.625% Fixed Interest Rate Notes due October 2030 (“2030 Notes”)	840	839	839
$802 million, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	797	797	797
$575 million, 6.750% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	571	571	571
Total Senior Debt with Subsidiary Guarantee	3,130	3,408	3,405
Senior Debt
$284 million, 6.950% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	284	284	283
$201 million, 7.600% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	200	200	200
Total Senior Debt	484	484	483
Total Debt	3,614	3,892	3,888
Current Debt	(248)	(280)	—
Total Long-term Debt, Net of Current Portion	$3,366	$3,612	$3,888
Cash paid for interest was $127 million and $143 million for year-to-date 2026 and 2025, respectively.
Repurchases of Notes
During the first quarter of 2026, we completed a make-whole call to repurchase the remaining $284 million principal amount of our outstanding 2027 Notes. The repurchase price for these notes was $289 million, resulting in a pre-tax loss of $8 million, net of the write-off of unamortized discounts and issuance costs. This loss is included in Other Income, Net in the year-to-date 2026 Consolidated Statement of Income.
On July 20, 2026, we issued a notice of partial redemption for $250 million aggregate principal amount of our 7.500% Senior Notes due June 2029. Subsequent to August 1, 2026, we completed the partial redemption for an aggregate repurchase price of $253 million and recognized a pre-tax loss of $5 million.
We did not repurchase any outstanding senior notes during year-to-date 2025.
Asset-backed Revolving Credit Facility
We and certain of our 100% owned subsidiaries guarantee and pledge collateral to secure the ABL Facility. The ABL Facility, which allows borrowings and letters of credit in U.S. and Canadian dollars, has aggregate commitments of $750 million and an expiration date in May 2030.
Availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on our eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time the outstanding amount under the ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitment, we are required to repay the outstanding amounts under the ABL Facility to the extent of such excess. As of August 1, 2026, our borrowing base was $632 million, and we had no borrowings outstanding under the ABL Facility.
The ABL Facility supports our letter of credit program. We had $9 million of outstanding letters of credit as of August 1, 2026 that reduced our availability under the ABL Facility. As of August 1, 2026, our availability under the ABL Facility was $623 million.
As of August 1, 2026, the ABL Facility fees related to committed and unutilized amounts were 0.30% per annum, and the fees related to outstanding letters of credit were 1.25% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was the Term Secured Overnight Financing Rate plus 1.25% per annum. The interest rate on outstanding Canadian dollar-denominated borrowings was the Canadian Overnight Repo Rate Average plus 1.25% per annum.

The ABL Facility requires us to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (i) $70 million or (ii) 10% of the maximum borrowing amount. As of August 1, 2026, we were not required to maintain this ratio.
Credit Ratings
The following table provides our credit ratings as of August 1, 2026:

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

SUMMARIZED BALANCE SHEETS	August 1, 2026	January 31, 2026
	(in millions)
ASSETS
Current Assets (a)	$2,373	$2,249
Noncurrent Assets	2,463	2,403

LIABILITIES
Current Liabilities (b)	$2,924	$2,793
Noncurrent Liabilities	4,363	4,626
 _______________
(a)Includes amounts due from non-Guarantor subsidiaries of $711 million and $596 million as of August 1, 2026 and January 31, 2026, respectively.
(b)Includes amounts due to non-Guarantor subsidiaries of $1,469 million and $1,501 million as of August 1, 2026 and January 31, 2026, respectively.

YEAR-TO-DATE 2026 SUMMARIZED STATEMENT OF INCOME	(in millions)
Net Sales (a)	$2,727
Gross Profit	1,185
Operating Income	415
Income Before Income Taxes	292
Net Income (b)	276
 _______________
(a)Includes Net Sales of $73 million to non-Guarantor subsidiaries.
(b)Includes Net Gain of $9 million related to transactions with non-Guarantor Subsidiaries.
Contingent Liabilities and Contractual Obligations
Lease Guarantees
In connection with the spin-off of Victoria’s Secret & Co., we had remaining contingent obligations of $205 million as of August 1, 2026 related to lease payments under the current terms of noncancelable leases, primarily related to office space, expiring at various dates through 2037. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the spin-off. Our reserves related to these obligations were not significant for any period presented.
Contractual Obligations
Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other long-term obligations. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. As of August 1, 2026, there have been no material changes in our contractual obligations as discussed in “Contingent Liabilities and Contractual Obligations” in our 2025 Annual Report on Form 10-K, other than our repayment and extinguishment of our 2027 Notes in the first quarter of 2026. Certain of our contractual obligations may fluctuate during the normal course of business (primarily changes in our merchandise inventory-related purchase obligations which fluctuate throughout the year as a result of the seasonal nature of our business).
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update 2024-03, Disaggregation of Income Statement Expenses, which requires disclosures of disaggregated information about certain prescribed expense categories within relevant income statement expense captions. This standard is effective for annual reporting of fiscal years beginning after December 15, 2026, and for interim periods in the following year, with early adoption permitted. This standard should be applied prospectively, with retrospective application permitted. We are currently evaluating the impact of adopting this standard on our disclosures.
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
All of our outstanding debt as of August 1, 2026 has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. Our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows.
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
Fair Value Measurements
The following table provides a summary of the principal value and estimated fair value of our outstanding debt as of August 1, 2026, January 31, 2026 and August 2, 2025:

	August 1, 2026	January 31, 2026	August 2, 2025
	(in millions)
Principal Value	$3,632	$3,916	$3,916
Fair Value, Estimated (a)	3,656	3,964	3,992
 _______________
(a)    The estimated fair values are based on reported transaction prices and are not necessarily indicative of the amounts that we could realize in a current market exchange.
We believe that the carrying values of our Accounts Receivable, Accounts Payable and Accrued Expenses approximate their fair values as of August 1, 2026 because of their short maturities.
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
We are a defendant in a variety of lawsuits arising in the ordinary course of business. Actions filed against the Company from time to time may include commercial, tort, intellectual property, tax, customer, employment, wage and hour, data privacy, securities, anti-corruption and other claims, including putative class action lawsuits. Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, our current legal proceedings are not expected to have a material adverse effect on our results of operations, financial condition or cash flows.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the repurchases of our common stock during the second quarter of 2026:

Fiscal Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
May 2026	89	$15.74	—	$117,341
June 2026	4	21.65	—	117,341
July 2026	2	18.27	—	117,341
Total	95		—
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
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
None of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(c) of Regulation S-K) during the second quarter of 2026.

Item 6. EXHIBITS

Exhibits

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

BATH & BODY WORKS, INC.
(Registrant)
By:	/s/ TOM JAVITCH
Tom Javitch Interim Chief Financial Officer (Principal Financial Officer)

By:	/s/ D. ANDREW MEETING
D. Andrew Meeting Senior Vice President, Controller and Principal Accounting Officer (Principal Accounting Officer)
Date: August 26, 2026